Form 10-Q
period 1996-09-30
OGARA CO /OH/
filed 1996-12-11
CIK 1020476

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                                   (MARK ONE)
         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---          THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---          THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-21629



                               THE O'GARA COMPANY
             (Exact name of registrant as specified in its charter)




              Ohio                                          31-1470817
(State or other jurisdiction of                          (I.R.S. Employer
         incorporation)                                 Identification No.)


                               9113 LeSaint Drive
                              Fairfield, Ohio 45014
                                 (513) 874-2112

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                      -----    -----



The number of shares of common stock outstanding on November 30, 1996 was 6,611,846


================================================================================

                               THE O'GARA COMPANY
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                          Page
                                                                                                                         Number
                                                                                                                         ------
Item 1.       Financial Statements

              Combined Balance Sheets (unaudited) as of September 30, 1996 and December 31, 1995....................................................................................1

              Combined Statements of Operations (unaudited) for the Three and Nine Months
                  Ended September 30, 1996 and 1995........................................................................3

              Combined Statements of Cash Flows (unaudited) for the Nine Months
                  Ended September 30, 1996 and 1995........................................................................4

              Notes to Combined Unaudited Financial Statements.............................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations .......................8

                                     PART II
                                OTHER INFORMATION
Item 1.        Legal Proceedings .........................................................................................14
Item 6.        Exhibits and Reports on Form 8-K ..........................................................................15
Signatures................................................................................................................16
Exhibit 11................................................................................................................17

Item 1.  FINANCIAL STATEMENTS


                               THE O'GARA COMPANY
                             COMBINED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                             (dollars in thousands)

                                                                    December 31,    September 30,
                                                                        1995             1996
                                                                    ------------    -------------
CURRENT ASSETS:
      Cash                                                           $    324        $    532
      Trade accounts receivable, net of allowance for
           doubtful accounts of $109 and $139 for December 31,
           1995 and September 30, 1996, respectively                    7,095          10,751
      Other receivables
           Advances to shareholders                                       205             402
           Affiliates                                                     128             388
      Advances to vendors                                               3,360           2,682
      Notes receivable-shareholder                                        233             245
      Note receivable-affiliate                                          --               310
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                            7,700          16,098
      Inventories                                                       4,928           9,531
      Prepaid expenses                                                    149             171
                                                                     --------        --------
               Total current assets                                    24,122          41,110

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                372             461
      Buildings and improvements                                        2,763           2,813
      Furniture and fixtures                                            1,287           1,510
      Machinery and equipment                                           2,260           2,976
                                                                     --------        --------
                                                                        6,682           7,760
      Less:  accumulated depreciation                                  (3,511)         (3,981)
                                                                     --------        --------
                                                                        3,171           3,779
                                                                     --------        --------
OTHER ASSETS                                                              524           1,578
                                                                     --------        --------
                                                                     $ 27,817        $ 46,467
                                                                     ========        ========

The accompanying notes are an integral part of these balance sheets.

                               THE O'GARA COMPANY
                             COMBINED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                             (dollars in thousands)

                                                                     December 31,    September 30,
                                                                         1995            1996
                                                                     ------------    -------------
CURRENT LIABILTIES:
      Revolving lines of credit                                        $ 10,189        $14,009
      Current portion of long-term debt                                   1,649          1,577
      Notes payable-shareholders                                            309            252
      Accounts payable-
           Trade                                                         10,075          9,468
           Affiliates                                                       500            582
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                              1,706           --
      Accrued liabilities                                                 1,677          2,119
      Customer deposits                                                   1,248         12,416
                                                                       --------        -------
               Total current liabilities                                 27,353         40,423

LONG-TERM DEBT, net of current portion                                      225            187

SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value, 100,000 shares
           authorized, none issued                                         --             --
      Common stock, $.01 par value, 25,000,000
           shares authorized, 4,490,383, and 4,611,846 shares
           issued and outstanding in 1995 and 1996, respectively             15             15
      Additional paid-in-capital                                          2,731          2,731
      Retained earnings (deficit)                                        (2,509)         3,108
      Cumulative foreign currency translation adjustment                      2              3
                                                                       --------        -------
               Total shareholders' equity                                   239          5,857
                                                                       --------        -------
                                                                       $ 27,817        $46,467
                                                                       ========        =======


The accompanying notes are an integral part of these balance sheets.

                               THE O'GARA COMPANY
                        COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                  --------------------------        ---------------------------
                                                    1995             1996             1995               1996
                                                  -------        -----------        --------        -----------
NET SALES                                         $ 5,728        $    18,804        $ 17,889        $    60,325
COST OF SALES                                       4,463             13,683          13,771             45,065
                                                  -------        -----------        --------        -----------
        Gross profit                                1,265              5,121           4,118             15,260

OPERATING EXPENSES:
        Selling and marketing                         652              1,201           2,004              3,400
        General and administrative                    634              1,587           2,714              4,855
                                                  -------        -----------        --------        -----------
               Operating income (loss)                (21)             2,333            (600)             7,005

OTHER INCOME (EXPENSE):
        Interest expense, net                        (159)              (375)           (514)              (988)
        Other                                         (44)              (113)           (101)              (170)
                                                  -------        -----------        --------        -----------
                                                     (203)              (488)           (615)            (1,158)

               Net income (loss)                  $  (224)       $     1,845        $ (1,215)       $     5,847
                                                  =======        ===========        ========        ===========


UNAUDITED PRO FORMA INFORMATION (Note 6):
        Gross profit                                             $     5,121                        $    15,260
        Selling and marketing expenses                                 1,201                              3,400
        General and administrative expenses                            1,622                              4,960
                                                                 -----------                        -----------
        Operating income                                               2,298                              6,900
        Interest expense, net                                           (273)                              (730)
        Other expenses                                                  (113)                              (170)
                                                                 -----------                        -----------
               Income before provision for
                    income taxes                                       1,912                              6,000
        Provision for income taxes                                       765                              2,400
                                                                 -----------                        -----------
               Net income                                        $     1,147                        $     3,600
                                                                 ===========                        ===========
        Earnings  per share                                      $      0.18                        $      0.57
                                                                 ===========                        ===========
        Weighted average shares outstanding                        6,342,817                          6,342,817
                                                                 ===========                        ===========

The accompanying notes are an integral part of these financial statements.

                               THE O'GARA COMPANY
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                  1995             1996
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $  (1,215)       $   5,847

      Adjustments to reconcile net income (loss) to net cash
           used in operating activities
           Depreciation and amortization                                             518              512
           Decrease (increase) in receivables                                      3,685           (4,128)
           Decrease in advances to vendors                                          --                678
           Decrease (increase) in costs and estimated earnings in excess
               of billings on uncompleted contracts                                2,872           (8,398)
           Increase in inventories                                                (5,245)          (4,604)
           Increase in prepaid expenses                                             (397)             (22)
           Increase in other assets                                                 (828)            (981)
           Increase (decrease) in accounts payable                                 2,011             (525)
           Decrease in billings in excess of costs and
               estimated earnings on uncompleted contracts                        (1,749)          (1,706)
           Increase (decrease) in accrued liabilties                                (746)             442
           Increase in customer deposits                                             329           11,168
                                                                               ---------        ---------
               Net cash used in operating activities                                (765)          (1,717)
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                    (222)          (1,076)
      Investment in shareholder and affiliate notes                                 --               (322)
                                                                               ---------        ---------
               Net cash used in investing activities                                (222)          (1,398)
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving lines of credit                                 712            3,620
      Proceeds from long-term debt                                                  --               --
      Payments of long-term debt                                                    (101)             (10)
      Repayment of shareholder notes                                                --                (57)
      Proceeds from shareholder notes                                                  9             --
      Proceeds from issuance of common stock                                         250             --
      Distribution to shareholders                                                  (163)            (230)
                                                                               ---------        ---------
               Net cash provided by financing activities                             707            3,323
                                                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH                                                     (280)             208
                                                                               ---------        ---------
CASH, beginning of period                                                            634              324
                                                                               ---------        ---------
CASH, end of period                                                            $     354        $     532
                                                                               =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                   $ 497,000        $ 902,000
                                                                               =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Note payable obligation incurred and receivable forgiven in
           connection with non-compete agreement                               $    --          $ 115,000
                                                                               =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY

                NOTES TO COMBINED UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The O'Gara Company (the "Company") is a leading provider of fully integrated ballistic and blast protected vehicle armoring systems for military, commercial and governmental clients worldwide. These products are provided through the Company's principal subsidiary O'Gara-Hess & Eisenhardt Armoring Company ("OHE") and the Company's Security Hardware Products Group. Through its subsidiary O'Gara Satellite Networks Limited ("OSN") and its Security Systems Integration Group, the Company provides integrated satellite communications systems to commercial and governmental clients and integrated site protection security systems. The Company recently has begun to offer security-related services, such as background clearances, business intelligence, country risk assessments and private security agent and driver training, through its Security Services Group.

         On November 12, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at $9 per share. The net proceeds from the offering (approximately $15.2 million) after deducting underwriting discounts and expenses payable by the Company were used to finance certain distributions to existing shareholders (approximately $9.0 million), to acquire the Company's leased Mexico City manufacturing facility (approximately $1.3 million), and to pay initial installments for the acquisition of Palmer Associates, S.C. (approximately $0.8 million). The balance of the proceeds (approximately $4.2 million) was used to repay a portion of the indebtedness of the Company (including approximately $.3 million to certain directors & officers).

         The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Combined Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, File No. 333-11093.

         The accompanying combined financial statements consist of several entities, all of which, until October 28, 1996, were owned or controlled by substantially the same shareholders.

         In contemplation of the Company's initial public offering, these entities and their respective shareholders entered into a reorganization plan that was executed on October 28, 1996 (the "Reorganization"). Accordingly, the accompanying combined financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of the Company on a combined basis for all periods presented. All significant balances and transactions between the combined entities have been eliminated in these combined statements.

(2) REVENUE RECOGNITION

         Revenue related to government contracts and most commercial contracts results principally from long-term fixed price contracts and is recognized on the percentage of completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production.

         Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it becomes known that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. These revisions are recognized when determined.

         Revenue related to telecommunications equipment and services is recognized as equipment is shipped or as services are provided. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

(3) S CORPORATION DISTRIBUTION

     From 1988 when OHE elected S Corporation status until October 28, 1996, when that status terminated, OHE had made distributions from time to time to its shareholders for the purpose of funding their income tax payments on the income generated by OHE, which income was taxable to the shareholders whether or not distributed. In connection with the Reorganization, OHE distributed to its shareholders a dividend of $9.0 million in AAA Notes, which approximates the value of OHE's AAA account at the time of the Reorganization.

(4) TAXES ON INCOME

         During the time OHE was treated as an S Corporation under Subchapter S of the Code and comparable provisions of certain state tax laws, it paid no federal income tax. On October 28, 1996, OHE terminated its S Corporation status, with the result that the Company is responsible for federal and state income taxes from that date forward.

(5) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and including the following (in thousands):

                                                               December 31,    September 30,
                                                                  1995             1996
                                                               ------------    ------------
                                                                        (unaudited)
Raw materials ................................................   $2,306           $4,782
Vehicle costs and work-in-process ............................    2,621            4,749
                                                                 ------           ------
                                                                 $4,927           $9,531
                                                                 ======           ======

(6) PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS (UNAUDITED)

         The pro forma combined statements of operations information presents the pro forma effects on the historical combined financial information reflecting certain transactions as if they occurred on January 1, 1996. The following adjustments have been reflected in the pro forma combined statements of operations information (in thousands):

                                                                                   THREE MONTHS             NINE MONTHS
                                                                                      ENDED              ENDED SEPTEMBER
                                                                                   SEPTEMBER 30,                30,
                                                                                       1996                    1996
                                                                                 ----------------        --------------
Amortization on intangible assets resulting from
the purchase of Palmer Associates, SC .........................................       $ (35)                 $  (105)
The elimination of interest expense relating to the
debt intended to be repaid ....................................................         102                      258

The provision for income taxes at an effective rate of 40% as if OHE had been a
C Corporation and as if the Company had filed a consolidated US
Federal tax return ............................................................        (765)                  (2,400)
                                                                                      -----                  -------
Total .........................................................................       $(698)                 $(2,247)
                                                                                      =====                  =======

ITEM 2.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Combined Financial Statements and Notes thereto.

GENERAL

         The O'Gara Company (the "Company") is a leading provider of fully integrated ballistic and blast protected vehicle armoring systems for military, commercial and governmental clients worldwide. These products are provided through the Company's principal subsidiary O'Gara-Hess & Eisenhardt Armoring Company ("OHE") and the Company's Security Hardware Products Group. Through its subsidiary O'Gara Satellite Networks Limited ("OSN") and its Security Systems Integration Group, the Company provides integrated satellite communications systems to commercial and governmental clients and integrated site protection security systems. The Company recently has begun to offer security-related services, such as background clearances, business intelligence, country risk assessments and private security agent and driver training, through its Security Services Group.

         For the nine months ended September 30, 1996, net sales increased to $60.3 million, compared to $17.9 million for the nine months ended September 30, 1995. The primary reasons for this growth were i) a U.S. Military request to accelerate the production of Up-Armored High Mobility Multi-purpose Wheeled Vehicles ("HMMWV") in 1996, and ii) during 1995, an unanticipated six month delay in the delivery of HMMWV chassis from a supplier that led to the production of significantly fewer Up-Armored HMMWV's than expected, thereby reducing net sales and net income.

     U.S. Military net sales for the nine months ended September 30, 1996 were $41.6 million, armored commercial vehicle net sales were $11.5 million, and net sales of the Security Systems Integration Group were $7.2 million, compared to $4.7 million, $11.3 million, and $1.9 million, respectively, for the corresponding 1995 period. Income before taxes for the nine months ended September 30, 1996 increased to $5.8 million compared to a $1.2 million loss for the nine months ended September 30, 1995. While net sales in the third quarter of 1996 continue to reflect the effect of the request to accelerate HMMWV production, the Company expects that production levels, and net sales figures, will return to a non- accelerated level in the fourth quarter, and for future quarters. The Company believes its commercial vehicle armoring and security integration businesses will generate a greater percentage of the Company's future net sales. Increased net sales are also expected from the Security Services Group.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                   ----------------------------  --------------------------
                                       1995           1996          1995           1996
                                      ------         ------        ------         ------
Security hardware products:

     Military                           19.9%          61.4%         25.9%          69.0%

     Commercial                         56.7           20.8          63.3           19.1
Security systems integration            23.4           17.8          10.8           11.9
Security services                       --             --            --             --
                                      ------         ------        ------         ------
     Total net sales                   100.0%         100.0%        100.0%         100.0%

Cost of sales                           77.9           72.8          77.0           74.7
                                      ------         ------        ------         ------
     Gross profit                       22.1           27.2          23.0           25.3

Operating expenses:

     Selling and marketing              11.4            6.4          11.2            5.6

     General and administrative         11.1            8.4          15.2            8.0
Operating income (loss)                  (.4)          12.4          (3.4)          11.6
Other expense:
     Interest expense                    2.8            2.0           2.9            1.6
     Other, net                           .8             .6            .6             .3

                                      ------         ------        ------         ------
Net income (loss)                       (6.8%)          9.8%         (6.8%)          9.7%
                                      ======         ======        ======         ======

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net Sales. Net Sales for the nine months ended September 30, 1996 were $60.3 million, an increase of $42.4 million or 237% compared to $17.9 million for the nine months ended September 30, 1995. The increase in net sales was primarily due to an increase in the production of vehicles under the Up-Armored HMMWV program. Net sales of military armoring products for the nine months ended September 30, 1996 were $41.6 million, an increase of $36.9 million or 796%, compared to $4.7 million for the nine months ended September 30, 1995. Net sales of commercial armoring products for the nine months ended September 30, 1996 were $11.5 million, an increase of $0.2 million or 2%, compared to $11.3 for the nine months ended September 30, 1995.

     Cost of Sales. Cost of sales for the nine months ended September 30, 1996 was $45.1 million, an increase of $31.3 million or 227%, compared to $13.8 million for the nine months ended September 30, 1995. The increase in cost of sales was due to the increase in production levels. Gross profit as a percentage of net sales was 25.3% for the nine months ended September 30, 1996 as compared to 23.0% for the nine months ended September 30, 1995. In the third quarter, revenue recognized on new military contracts, both U.S. and foreign, with a higher gross margin percent than previously experienced, contributed to the increase in gross margin percent.

      As contracts are completed under percentage of completion accounting, actual cost and gross profit may be revised from previously estimated amounts as result of the Company's performance in completing the requirements of each contract. In the three and nine months ended September 30, 1996, gross profit was favorably effected by adjustments resulting from contracts completed.

     Gross margin percent was also favorably affected by an increase in net sales from foreign subsidiaries, both in Security Hardware and Security Systems Integration, where the margin percentages are higher than the Company has experienced in other markets.

     Selling and marketing. Selling and marketing expenses for the nine months ended September 30, 1996 were $3.4 million, an increase of $1.4 million or 70%, compared to $2.0 million for the nine months ended September 30, 1995. This increase was primarily attributable to expenses associated with increases in personnel and advertising to implement the Company's business strategy.

     General and administrative. General and administrative expenses for the nine months ended September 30, 1996 were $4.9 million, an increase of $2.1 million or 79%, compared to $2.7 million for the nine months ended September 30, 1995. This increase in administrative expenses was due to the addition of professional employees to support the increased level of business activity.

     Interest expense, net. Interest expense for the nine months ended September 30, 1996 was $1.0 million, an increase of $0.5 million or 92%, compared to $0.5 million for the nine months ended September 30, 1995. This increase in interest expense was due to increased borrowings necessary to finance increased production levels.

     Net income (loss). Net income for the nine months ended September 30, 1996 was $5.8 million, an increase of $7.1 million, compared to a net loss of $1.2 million for the nine months ended September 30, 1995. The primary reasons for this increase were i) a U.S. Military request to accelerate the production of Up-Armored HMMWV's in 1996, and ii) during 1995, an unanticipated six month delay in the delivery of HMMWV chassis from a supplier that led to the production of significantly fewer Up-Armored HMMWV's than expected.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Net Sales. Net sales for the three months ended September 30, 1996 were $18.8 million, an increase of $13.1 million or 228% compared to $5.7 million for the three months ended September 30, 1995. The increase in net sales was primarily due to an increase in the production of vehicles under the Up-Armored HMMWV program. Net sales of military armoring products for the three months ended September 30, 1996 were $11.6 million, an increase of $10.5 million or 915%, compared to $1.1 million for the three months ended September 30, 1995. Net sales of commercial armoring products for the three months ended September 30, 1996 were $3.9 million an increase of $.7 million or 21%, compared to $3.2 million for the three months ended September 30, 1995.

     Cost of Sales. Cost of sales for the three months ended September 30, 1996 was $13.7 million, an increase of $9.2 million or 207%, compared to $4.5 million for the three months ended September 30, 1995. The increase in cost of sales was due to the increase in production levels. Gross profit as a percentage of net sales was 27.2% for the three months ended September 30, 1996 as compared to 22.1% for the three months ended September 30, 1995. In the third quarter, revenue recognized on new military contracts, both U.S. and foreign, with a higher gross margin percent than previously experienced, contributed to the increase in gross margin percent.

          As contracts are completed under percentage of completion accounting, actual cost and gross profit may be revised from previously estimated amounts as result of the Company's performance in completing the requirements of each contract. In the three and nine months and ended September 30, 1996, gross profit was favorably effected by adjustments resulting from contracts completed.

     Gross margin percent was also favorably affected by an increase in net sales from foreign subsidiaries, both in Security Hardware and Security Systems Integration, where the margin percentages are higher than the Company has experienced in other markets.

     Selling and marketing. Selling and marketing expenses for the three months ended September 30, 1996 were $1.2 million, an increase of $0.5 million or 84%, compared to $0.6 million for the three months ended September 30, 1995. This increase was primarily attributable to expenses associated with increases in personnel and advertising to implement the Company's business strategy.

     General and administrative. General and administrative expenses for the three months ended September 30, 1996 were $1.6 million, an increase of $1.0 million or 150%, compared to $0.6 million for the three months ended September 30, 1995. This increase in administrative expenses was due to the addition of professional employees to support the increased level of business activity.

     Interest expense, net. Interest expense for the three months ended September 30, 1996 was $0.4 million, an increase of $0.2 million or 136%, compared to $0.2 million for the three months ended September 30, 1995. This increase in interest expense was due to increased borrowings necessary to finance increased production levels.

         Net income (loss). Net income for the three months ended September 30, 1996 was $1.8 million, an increase of $2.1 million, compared to a net loss of $0.2 million for the three months ended September 30, 1995. The primary reasons for this increase were i) a U.S. Military request to accelerate the production of Up-Armored HMMWV's in 1996, and ii) during 1995, an unanticipated six month delay in the delivery of HMMWV chassis from a supplier that led to the production of significantly fewer Up-Armored HMMWV's than expected.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by cumulative net income and depreciation and amortization.

  Existing credit agreements. The Company is party to various credit arrangements aggregating $16.5 million, principally with The Fifth Third Bank. The Company currently has a $12.0 million revolving credit loan that matures March 1, 1997 and a $4.0 million facility that matures on February 14, 1997. Outstanding borrowings under these credit arrangements were approximately $14.0 million as of September 30, 1996. These credit arrangements bear interest at the prime rate, which was 8.25% at September 30, 1996, on the first $12.5 million in borrowings and 1% in excess of the prime rate on borrowings in excess of $12.5 million. The remaining $0.5 million credit arrangement is with a Brazilian bank to support the Company's Brazilian subsidiary. As of December 5, 1996 the outstanding balance under these credit agreements was $6.7 million.

     New credit agreement. The Company expects to enter into a new credit agreement to replace the existing credit arrangements with The Fifth Third Bank. It is anticipated that the new credit agreement with The Fifth Third Bank and one other bank will consist of a one year, revolving credit facility together with a letter of credit facility that will provide the Company with increased borrowing levels and more favorable terms and conditions than the existing credit arrangements. The new credit agreement is expected to bear interest at either the prime rate or a floating rate based upon LIBOR plus 275 basis points, with a 1% per year charge for outstanding letters of credit. The facility will be secured by a lien on the Company's assets and will include various financial covenants including minimum tangible net worth, total debt to tangible net worth, current ratio, and debt service coverage. The facility is expected to contain provisions requiring lender approval for investments in foreign operations and acquisitions in excess of certain amounts yet to be determined. The new credit agreement will not be guaranteed by any of the Company's shareholders. The Company expects that borrowings under the new credit agreement and income from operations will be sufficient to fund the Company's operations (without giving effect to additional acquisitions) for at least the next 12 months.

     Cash flows from operating activities. Net cash used in operating activities was $0.8 million and $1.7 million for the nine months ended September 30, 1995 and 1996, respectively. During the first nine months of 1996, the Company experienced a significant aggregate net increase in receivables, costs in excess of billings, and inventories as result of increased production and sales related to the Up-armored HMMWV program.

     Capital expenditures. Historically, the Company has limited its capital expenditure requirements by leasing facilities and equipment from affiliated entities. Capital expenditures totaled $1.1 million in the nine months ended September 30, 1996, and $0.2 million for the same period in 1995. The Company anticipates that aggregate capital expenditures for 1996 will total approximately $2.7 million, including the $1.3 million utilized to purchase its previously leased Mexico City manufacturing facility.

     Cash flows from financing activities. Net cash provided by financing activities of $0.7 million and $3.3 million for the nine months ended September 30, 1995 and 1996, respectively, was primarily from net increases in borrowings under the Company's revolving lines of credit.

     S Corporation distributions. OHE elected S Corporation status in 1988 and historically made distributions to its shareholders for the purpose of paying taxes on income generated by OHE which was taxable to the shareholders. On October 28, 1996, OHE terminated its S Corporation status and distributed to its shareholders a dividend of $9.0 million in AAA Notes, which approximated the balance of OHE's AAA account. These AAA Notes were paid with a portion of the proceeds of the Company's initial public offering discussed previously.

Foreign operations. The Company attempts to mitigate the risks of doing business in developing countries by separately incorporating its operations in certain such countries; having local partners in certain countries; entering into contracts providing for payment in U.S. dollars instead of the local currency where possible; maintaining reserves for credit losses; and maintaining insurance on equipment to protect against losses related to political risks and terrorism.

  Quarterly fluctuations. The Company's operations are not seasonal, but may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements which may involve the acceleration of deliveries under a contract at a customer's request due to the customer's urgent needs, such as occurred with the HMMWV contract in 1996. The Company's liquidity may be affected by the payment terms of its U.S. Military and certain foreign government contracts.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     Certain of the services offered by the Company's Security Services Group are similar to activities provided by O'Gara Protective Services ("OPS"), in which certain shareholders of the Company have approximately a 47% interest, but which is controlled by Mr. Edward F. O'Gara, the brother of Thomas M. O'Gara, Chairman of the Company, and Wilfred T. O'Gara, Chief Executive Officer of the Company. On October 9, 1996, OPS and Edward F. O'Gara filed a complaint against the Company, OHE, and Thomas M. O'Gara in the Federal District Court for the Southern District of Ohio (O'Gara Protective Service, Inc., et al. v. The O'Gara Company, et al., No. C-1-96-979). The complaint alleges: that Thomas M. O'Gara and OHE agreed not to compete with OPS and that the Company's plan to enter the security services market constitutes a breach of that agreement; that Thomas M. O'Gara breached unspecified fiduciary duties which he owed to OPS by virtue of his status as a director and significant shareholder of OPS; and that the Company's plan to enter the security services market constitutes a violation of the Lanham Act, which prohibits false advertising and use of an established corporate name in such a manner as to confuse consumers, as well as unfair competition in violation of the Ohio Deceptive Trade Practices Act and common law. The plaintiffs are seeking a preliminary and permanent injunction prohibiting OHE and Thomas M. O'Gara from using the name O'Gara "in connection with the provision of security services or from otherwise competing with OPS in the market for security services" and an award to OPS of any profits earned by OHE in connection with the provision of such services, as well as costs, punitive damages and attorney's fees. The Company denies the assertions made by OPS in the complaint. The Company believes it has strong defenses to this action and will contest the matter vigorously.

     Other than set forth above, the Company is not involved in any litigation or legal proceedings and is not aware of any material litigation or proceeding threatened against it.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 11       Computation of Pro Forma Earnings Per Common Share

        (b)      Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused is report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of December, 1996.

                               THE O'GARA COMPANY



                                By   /s/ Nicholas P. Carpinello     .
                                     --------------------------------
                                     Nicholas P. Carpinello
                                     Executive Vice President, and Chief
                                     Financial Officer