Form 10-Q/A
period 1996-09-30
OGARA CO /OH/
filed 1996-12-23
CIK 1020476

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                   (MARK ONE)
          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        -----        THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        -----        THE SECURITIES AND EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No__X__

The number of shares of common stock outstanding on November 30, 1996 was 6,611,846

===============================================================================

Explanatory Note: This Form 10-Q/A (Amendment No. 1) is filed for the purposes of listing Exhibit 27, the Financial Data Schedule, in Part II, Item 6(a) and furnishing additional information to complete Exhibit 27.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11       Computation of Pro Forma Earnings Per Common Share*
                  27       Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended September 30, 1996.

----------
*  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized as of the 23rd day of December, 1996.

                                         THE O'GARA COMPANY



                                          By  /s/ Nicholas P. Carpinello
                                              -----------------------------
                                              Nicholas P. Carpinello
                                              Executive Vice President,
                                              and Chief Financial Officer