Form 10-K405
period 1996-12-31
OGARA CO /OH/
filed 1997-03-31
CIK 1020476

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission file number 000-21629

                               THE O'GARA COMPANY
             (Exact name of registrant as specified in its charter)

             Ohio                                       31-1470817
 (State or other jurisdiction                        (I.R.S. Employer
       of incorporation)                           Identification No.)

                               9113 LeSaint Drive
                               Fairfield, OH 45014
                                 (513) 874-2112

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:   None
Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, $.01
                                                               par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $28,339,464 as of February 28, 1997. As of February 28, 1997, 7,206,677 shares of Common Stock were outstanding.

                       Documents Incorporated by Reference

Portions of The O'Gara Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, filed or to be filed with the Commission, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
-----------------
GENERAL

         The O'Gara Company (the "Company") is a leading provider of fully integrated ballistic and blast protected vehicle armoring systems for military, commercial and governmental clients worldwide. Through its O'Gara-Hess & Eisenhardt Armoring Company subsidiary ("OHE"), the Company currently is the primary provider of armoring systems for High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") used by the U.S. Military and other armed forces worldwide. OHE also provides armored commercial vehicles for heads of state, business executives and VIPs worldwide, including presidential limousines used by every U.S. President since 1948. Through its O'Gara Satellite Network subsidiaries ("OSN"), the Company provides vital communications systems for its clients by integrating proprietary hardware and smart card billing software that operate on the International Maritime Satellite ("Inmarsat") network. The Company recently began offering security related services, such as advanced driver training, background clearances, business intelligence, country risk assessments, foransic auditing, force protection consulting and private security agent training. In addition, the Company offers customized turn-key site security systems to international customers.

         Originally founded in 1876 as Sayers & Scovil, a manufacturer of horse-drawn carriages, the Company evolved into a producer of specialized motor vehicles. By the early 1900s, the Company changed its ownership and name to Hess & Eisenhardt and focused on the development and construction of a broad range of specialized consumer and commercial vehicles such as ambulances and hearses. In the 1940s, the Company was commissioned by the U.S. Secret Service to design and assemble one of the first armored presidential limousines, which was used by President Harry S Truman. In 1982, this business was acquired by certain members of the O'Gara family, was subsequently renamed, and began focusing on producing armored vehicles for commercial and governmental clients around the world. In 1993, the Company was awarded its first contract to up-armor the HMMWV for the U.S. Military.

         The Company's business today is increasingly being driven by the needs of (i) worldwide military organizations to field a more versatile armored vehicle, such as the HMMWV; (ii) governments to protect heads of state and diplomats from terrorist attacks; (iii) multinational corporations to protect executives, corporate assets and information; (iv) wealthy individuals to secure themselves and their families from the growing threat of kidnappings worldwide;
(v) individuals to insulate themselves and their property from planned criminal activity and random acts of violence; and (vi) individuals, corporations and governments to obtain secure, remote or independent telecommunications services.

         The Company has aligned its activities along three business lines: security hardware products, security systems integration and security services. The Security Hardware Products Group markets all of the Company's armoring products, including fully integrated ballistic and blast protected armoring systems for military and commercial vehicles, aircraft and missile container armor, and field installed armor systems, through its various O'Gara-Hess & Eisenhardt Armoring Company subsidiaries and Labbe, S.A ("Labbe"). The Security Systems Integration Group offers planning, design, and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers through its O'Gara Security International, Inc., Next Destination, Limited ("Next Destination") and OSN subsidiaries. The Security Services Group offers security-related services such as advanced driver training, security background clearances, business intelligence, country risk assessments, forensic auditing and private security agent training through its O'Gara Security Associates and Palmer Associates divisions and its International Training, Inc. ("ITI") subsidiary.


BACKGROUND AND RECENT DEVELOPMENTS

         The Company was formed in 1996 for the purposes of becoming a holding company for OHE and OSN and carrying out an initial public offering of its Common Stock. Pursuant to various agreements dated August 23, 1996, among the Company, OHE, O'Gara-Hess & Eisenhardt Armoring Company Limited, an affiliated Irish corporation ("Limited"), and the equity holders of OHE, Limited and OSN, the operations of these corporations were reorganized and combined on October 28, 1996 (the "Reorganization"). As a result of the Reorganization, OHE and OSN became wholly owned subsidiaries of the Company, and OHE succeeded to substantially all of the business formerly carried out by Limited either directly or through subsidiary corporations. All references to the "Company" in this document refer to The O'Gara Company and its subsidiaries on a combined basis, giving effect to the completion of the Reorganization, and to the Company and its predecessors in a historical sense.

         In the Reorganization, the equity holders of OHE transferred their ownership interests in OHE to the Company in exchange for shares of Common Stock. The equity holders of OSN then transferred their ownership interests in OSN to the Company in exchange for shares of Common Stock. In addition, OHE acquired substantially all of the assets and assumed certain selected liabilities of Limited. The Company's initial public offering was completed on November 15, 1996.

         Since completion of the Reorganization, the Company has acquired (i) on October 29, 1996, substantially all of the assets of Palmer Associates, S.C. ("Palmer Associates"), a provider of security services, such as advanced driver training, background investigations and due diligence reports, in Mexico City, Mexico, for cash consideration of $1.2 million (including $0.2 million for a non-competition agreement), most of which is payable over two years; (ii) on February 5, 1997, all of the shares of Next Destination, a leader in the global positioning satellite systems and satellite communications markets in the United Kingdom and Europe, headquartered in Salisbury, United Kingdom, for 170,234 shares of Common Stock and $1.75 million in seller-provided financing in the form of three-year 6% notes; (iii) on February 12, 1997, all of the shares of Labbe, a leading armorer of commercial and private vehicles headquartered in Lamballe, France, for $10.7 million in cash and 376,597 shares of Common Stock; and (iv) on March 24, 1997, all of the shares of ITI, a provider of advanced security training headquartered near Washington, D.C., for $0.5 million in cash, 68,086 shares of Common Stock, and $1.2 million in seller-provided financing in the form of two-year 10% notes. The Company continues to review additional acquisition opportunities.

BUSINESS STRATEGY

         The principal elements of the Company's operating and growth strategy are as follows:

         Expand armored commercial vehicle sales in foreign markets. The Company intends to expand its foreign market position as a leading provider of armored commercial vehicles. To support this effort, the Company has established manufacturing operations in Mexico, Brazil and Russia in 1996, acquired Labbe and has significantly increased its sales and marketing budget in 1997 from previous years. In the future, the Company intends to establish manufacturing operations in additional countries as it deems appropriate.

         Expand foreign military sales. As the nature of armed conflicts changes and worldwide military budgets are cut, the Company believes that expensive heavily armored tracked vehicles will continue to be replaced by more versatile and less expensive tactical wheeled vehicles ("TWVs"), such as the HMMWV. The Company markets both factory assembled, fully armored ("Up-Armored") HMMWVs and armor kits which may be added in the field to certain existing HMMWVs. The Company believes a significant opportunity exists to market aggressively these kits, internationally as well as domestically. The armed forces of over twenty countries worldwide utilize the HMMWV and seventeen of those countries maintain inventories of over 200 vehicles. The Company believes that those countries currently utilizing HMMWVs also are candidates for future sales of the Up-Armored HMMWV. For example, in 1996 the Company entered into contracts to provide Up-Armored HMMWVs to two foreign countries, Luxembourg and Qatar.

         Grow non-armoring security-related businesses. The Company's Security Systems Integration Group intends to build upon its satellite communications business and the physical site protection services it currently offers in Russia by offering a broader array of products and services to existing hardware customers and to buyers in new geographic markets. In addition, the Company's Security Services Group offers additional security-related services such as advanced driver training, security background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training.

         Standardize production to improve efficiencies and reduce throughput time. Since 1994, the Company has made a significant commitment to engineering, tooling and training to standardize its product design, armoring components and assembly line operations. Through the application of these techniques, the number of employee work hours needed to produce the Up-Armored HMMWV and the number of components involved have been reduced significantly. These techniques also have been applied by the Company to the production of certain commercial products, the first being a standard armored GMC/Chevrolet Suburban ("Standard Suburban"). The Company currently is developing a standard armored passenger sedan.

         Pursue strategic acquisition opportunities. The fragmented nature of the global security industry provides ample opportunities for strategic acquisitions. The Company believes it is positioned to consolidate companies in the armoring, systems integration, security services, engineering and secured satellite communications sectors of the industry. See "--Background and Recent Developments."

         Explore longer term, related growth opportunities. Under a written memorandum of understanding with International Electronics Engineering, a Luxembourg company ("IEE"), the Company has been appointed the distributor in the United States, Canada, Mexico and Brazil for Passenger Presence Detection sensors and childseat presence and orientation detection sensors manufactured by IEE for the automotive industry. These sensors are designed to (i) prevent automotive airbags from inflating when an infant is in the front seat, and (ii) to prevent or control the airbag deployment based on the presence and orientation of a special childseat. The Company and IEE are now engaged in discussions concerning the possible formation of a joint venture which would engineer and manufacture the sensors and other IEE products in the United States. The Company plans to enter the U.S. automotive consumer safety market with this product in the near future and subsequently pursue other markets for that and related products. The Company also intends to evaluate the cost effectiveness of potential market opportunities for introducing other consumer-oriented automotive safety products.

PRODUCTS AND SERVICES

         The following table presents the net sales of the Company's principal products and services for the periods indicated (in thousands):


                                                                          YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                                1996               1995              1994
                                                                ----               ----              ----
 Security Hardware Products Group........................          $72,900           $30,773           $33,466
 Security Systems Integration Group......................            9,823             2,044               446
 Security Services Group.................................               55                 -                 -
                                                           ---------------- ----------------- -----------------
          Total..........................................          $82,778           $32,817           $33,912
                                                           ================ ================= =================

See Note 14 to the Company's Consolidated Financial Statements for operating profit and identifiable assets for each group.

Security Hardware Products Group

         The following table provides net sales information about the products and services of the Company's Security Hardware Products Group (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1996         1995          1994
                                                                  ----         ----          ----
 MILITARY PRODUCTS:
   Up-Armored HMMWVs.......................................        $43,780      $13,275       $15,222
   HMMWV Armor Kits........................................          6,938           --            --
   Other Armor Systems.....................................          3,878        1,680         1,772
                                                               ------------ ------------ -------------
                                                                    54,596       14,955        16,994
 ARMORED COMMERCIAL PRODUCTS:
   Fully Armored Vehicles..................................         13,424       11,024        11,265
   Light Armored Vehicles..................................          3,889        2,213         2,953
   Other...................................................            991        2,581         2,254
                                                               ------------ ------------ -------------
                                                                    18,304       15,818        16,472
                                                               ------------ ------------ -------------
          Total............................................        $72,900      $30,773       $33,466
                                                               ============ ============ =============

         Military Products

         Up-Armored HMMWVs. The Company is the prime contractor to the U.S. Military for the supply of Up-Armored HMMWVs. The basic four door HMMWV chassis is produced by AM General Corporation ("AM General"), the exclusive designer and manufacturer of HMMWVs for the U.S. Military, and shipped directly to the Company's facility where perimeter armor and blast protection components are added. In addition, the Company installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. The customers for this product are the U.S. Military as well as defense and peacekeeping forces around the world. The Company charges its customers $70,000 to $100,000 for these ballistic and blast protective systems, which is exclusive of the cost of the vehicle. The Company also supplies spare parts and logistics support for all of its military programs.

         In addition to the products described above, the Company supplies engineering design and prototype services to the U.S. Army Tank Automotive Command ("TACOM") primarily in support of the Up-Armored HMMWV Program. As a result of this support, in January 1997, the Company signed a contract with the U.S. Army to support continued research and development on the Army's HMMWV program.

         Under an agreement which expires in November 1998, the Company serves as the primary designer and integrator for all of AM General's ballistic systems and as its primary armoring integrator on all other programs. This agreement also establishes the Company as AM General's primary subcontractor for providing armoring kits and parts, and requires AM General to involve the Company in the design, development or procurement of any other armoring systems. The Company's relationship with AM General has had a favorable impact on its business. There can be no assurance that future contracts will be entered into with AM General or as to the size of any such contracts. A substantial reduction in, or termination of, the Company's business with AM General could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Additionally, should AM General for any reason be unable to deliver HMMWVs to the Company, which occurred during 1995, or should the U.S. Military select a new primary TWV, there could be a material adverse effect on the Company's financial condition, results of operations and cash flows.

         HMMWV armor kits. The Company supplies field-installable armoring kits to the U.S. Military. These kits are installable on HMMWVs which are currently in the U.S. Military inventory as well as new HMMWV chassis that are delivered to the Company's manufacturing facilities. Potential customers for this product are current owners of non-armored HMMWVs, which include the U.S. Military as well as defense and peacekeeping forces around the world. At present, over 130,000 HMMWVs have been sold worldwide, and the Company estimates that approximately 12,000 of these HMMWVs may be suitable for kit installation. These kits sell for $18,000 to $30,000, without installation.

         Other armor systems. The Company markets armor sub-systems for certain U.S. Military tracked vehicles, such as the M9ACE earth mover, and other TWVs such as 2.5 ton and 5.0 ton trucks. The Company also produces various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation ("Lockheed Martin") and The Boeing Company. These products include armor for containers for fuels and missile launchers, and for pilot protection, and typically involve the use of materials or methods which are unique to the Company.

         Commercial Products

         Fully armored vehicles (FAVs). The base vehicle that is converted into a FAV may be a limousine, a large size sedan (such as a Cadillac or Mercedes Benz S600), or a sport utility vehicle (such as the Standard Suburban) which is purchased new from a dealership or directly from the factory. The armoring process begins with disassembly of the new vehicle at the Company's production facilities. The passenger compartment is then armored with both opaque armor (metallic, fibrous and ceramic materials) and transparent armor (glass/plastic laminate) and other features, such as run flat tires, are added. Finally, the vehicle is reassembled as close to its original appearance as possible. The designation of FAV normally connotes the ability of the completed vehicle to protect against attacks from military assault rifles and from certain underbody explosives. Certain FAVs also are blast protected. A blast-protected vehicle normally incorporates the ballistic and underbody protection of a FAV but with proprietary materials and installation methods that enable the vehicle occupants to survive a defined blast threat. A FAV normally sells for $50,000 to $200,000, exclusive of the cost of the vehicle.

         The FAV class of vehicle includes the Parade Car, a formal limousine used predominately for high level, official functions by a president or other head of state. Since the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection systems. In addition to the more protective opaque and transparent armor systems, special features may include supplemental oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and remote-starters with bomb scanning capabilities. Parade Cars normally sell for $300,000 to in excess of $1.0 million, which includes the cost of the base vehicle.

         Light armored vehicles (LAVs). The armoring process for an LAV is similar in all respects to that for an FAV except that substantially less armor is added. Typical base vehicles include the Volkswagen Jetta, the General Motors Omega, the Mercedes Benz S600 and the Jeep Cherokee. The designation of LAV connotes the ability of the completed vehicle to protect against attacks from certain handguns. The price of a LAV ranges from $5,000 to $60,000, exclusive of the cost of the vehicle.

         Other. Other commercial products include specialty vehicles which are custom built for a specific mission. Vehicle types that fall into this category are Escort Cars (usually a convertible) and Chase Cars (usually a closed-top vehicle) in which security personnel ride while in a head of state motorcade. Also included in this business line are armor kits, normally designed for a specific vehicle to be installed at a location outside of the Company's main production facilities in Fairfield, Ohio, Lamballe, France or Torino, Italy. These armor kits usually provide LAV levels of protection. The Company also provides technical support, training and spare parts for all of its manufactured products.

         As result of the Labbe acquisition, the Company has added the manufacturing and marketing of cash-in-transit vehicles to its line of commercial products. Cash-in-transit vehicles normally are used by banks or other businesses that transport large amounts of hard currency. After starting with a van or small truck, the base vehicle is radically modified to provide protection for the cargo and the individuals attending the vehicle from ballistic and blast threats.

Security Systems Integration Group

         Satellite communication integration. The Company offers comprehensive design and hardware and software integration services customized to meet specific satellite communication requirements of its customers. This involves the integration of portable satellite terminals, mobile antennas and software-based air time. Usually these systems are designed for remote or security intensive operations.

         The portable satellite terminals, which are manufactured by third party suppliers to Company specifications, allow the user to make voice and data transmissions via satellite link anywhere in the world. Most terminal sales consist of the Company's latest product manufactured by Glocom, Inc., which are marketed for the Company by Next Destination under the microCOM-M name and marketed by the Company directly under the Compact-M brand name. The terminal operates on the Inmarsat-M network. The Company offers an Inmarsat approved mobile "M" antenna System called the Voyager (developed through a strategic alliance with Nera AS, a Norwegian company, and marketed by the Company and Nera AS under a cooperative marketing agreement) that allows vehicle occupants to make and receive voice and data transmissions via satellite link while the vehicle is in motion. The Company recently began marketing a similar product that operates on the Inmarsat-B network and also provides high speed data and video capacity. The Company currently offers air time primarily through joint ventures and block time agreements utilizing an internally developed and proprietary "smart card" billing application. The "smart card" is a convenient prepaid telephone calling card which a customer purchases from the Company and which can be used only on the Company's systems. Most air time sales are made in conjunction with the microCOM-M and Compact-M terminals.

         The recent acquisition of Next Destination enhances the Company's ability to market and distribute directly the satellite communication systems currently offered by the Company. The acquisition also expands the Company's product line to include global positioning satellite systems manufactured by a third party and distributed by Next Destination.

         Site protection systems integration. The Company offers comprehensive planning, design and hardware and software integration services customized to meet the requirements of customers for physical site protection. Primarily intended for perimeter security around business facilities and plant operations, the Company also offers its services to embassies, VIPs' homes and public facilities. Generally, such a systems integration project begins with a site survey, which identifies areas of vulnerability and recommends methods for securing the entire area surveyed. Specific pieces of hardware are ordered and installed, processes and procedures are outlined, engineering documentation are provided and control centers are established.

Security Services Group

         The Company is leveraging its reputation in the armored vehicle industry and its customer base by marketing an expanded range of security services such as advanced driver training, security background clearances, business intelligence, country risk assessments, forensic auditing and private security agent training. The Company is offering these services first in countries in which it is currently selling hardware products or providing security systems integration and then plans to expand into other geographic areas in which there is a demonstrated need for such services, such as the Philippines and the Middle East. The acquisition of Palmer Associates enables the Company to provide integrated security products and services in the Mexican market. The Company intends to expand the white collar criminal investigation and executive protection capabilities offered by Palmer Associates to enhance the overall marketability of the entity. Additionally, the acquisition of ITI will expand further the capabilities of the Security Services Group to include training in evasive and defensive driving tactics, terrorist surveillance detection and progressive weapons operations as well as other advanced security services products.

CUSTOMERS

Security Hardware Products Group

         Military. The Company's market for military hardware products is worldwide in scope, including the U.S. Military and foreign defense forces. The Company's major contracts for delivery of Up-Armored HMMWVs and armoring kits are with TACOM. Additionally, the Company provides protected container systems, typically used to protect missile systems from small arms fire, to the U.S. Missile Command ("MICOM") under a subcontract with Lockheed Martin. The ability to obtain future U.S. Military business will be affected by future levels of defense spending and TACOM's budget. The Company has sold Up-Armored HMMWVs to Qatar and Luxembourg, either directly or through the Foreign Military Sales ("FMS") Program. The Company is leveraging the reputation earned by its Up-Armored HMMWVs in Bosnia, Somalia and Haiti to expand its sales to foreign defense forces. See "-- U.S. Government Contracts."

         Commercial. The Company's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both FAVs, including Parade Cars, and LAVs. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in a crisis mode, to prolonged bureaucratic bids and evaluations where the procurement is for normally budgeted items. Over the past five years, the Company has sold FAVs, including Parade Cars, and LAVs to numerous foreign countries and to departments and agencies of the U.S. Government (including the Department of State, the Drug Enforcement Agency, the Agency for International Development and the General Services Administration).

         The Company's private customers for armored commercial vehicles include corporations and individuals. Private buyers are sensitive to cost (of which import duties and taxes may be a substantial part) and, therefore, often will buy a locally produced product if one exists. Local servicing of the vehicle is also a critical concern to private buyers. Over the past five years, the Company has sold FAVs or LAVs to more than 125 private customers, including a number of Fortune 500 companies.

Security Systems Integration Group

         Satellite communication integration. Principal customers for satellite communications services include private corporations and individuals, governmental agencies, peacekeeping forces and disaster relief organizations which operate in under-developed countries that lack a telecommunications infrastructure, in rural areas of developed countries or in areas stricken by disasters in which the traditional forms of telecommunications are rendered inoperable. Most of the Company's satellite communication customers are located outside of the United States because the U.S. Federal Communications Commission does not permit private corporations or individuals to use terminals in the United States which do not utilize the American Mobile Satellite Corp. ("AMSC") satellite network. The terminals marketed by the Company access the Inmarsat network rather than the AMSC network.

         Site protection systems integration. As of December 31, 1996, the Company had several commercial contracts to provide integrated site protection systems, all to customers in Russia. Currently, the Company is marketing these services to both governmental and commercial entities. Corporate and governmental buyers of integrated security systems normally purchase through their corporate security officers, a governmental department responsible for the particular facility's security, a facility manager or a construction project manager. Purchases generally are made on project-specific proposals and include the cost of the hardware, transportation costs to the site, engineering integration and documentation.

Security Services Group

         The Company markets its Security Services products to both commercial and governmental clients. Corporate or governmental buyers of security services usually contract for such services through their security officers.

Corporate security officers, who are normally former members of a government agency themselves, tend to purchase services based upon industry reputation for quality and expertise, trust in the firm or individual from whom they are buying the services, price and availability.

MARKETING AND SALES

         Military marketing. The Company continues to position itself in the marketplace as a commercial company with a military production capability and to emphasize its ability to develop new products, or product adaptations, quickly and more cost-effectively than traditional defense contractors. The Company markets its military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. The Company emphasizes the cross-marketing of military and commercial products, which it believes strengthens the image of each product group. The Company also has entered into a joint marketing agreement with AM General for sales in the military and commercial arenas. This agreement allows the Company to benefit from the AM General distribution network and save on certain costs, such as exhibitions where AM General and the Company otherwise would both show products.

         Military sales. The Company's military sales activities are directed toward identifying contract bid opportunities with various U.S. Government agencies, private enterprises acting as prime contractors on government contracts, sales through the FMS Program, and military sales directly to foreign military organizations. The Company has two full-time business development managers who are responsible for this activity and also has contractual arrangements with several outside consultants who assist the business development managers in their activities.

         Commercial marketing. The Company believes that, as a result of its long history of successfully armoring vehicles, it enjoys excellent name recognition and a strong reputation in that sector of the security industry. The central element of the Company's commercial marketing strategy is to leverage its name recognition and reputation by positioning the Company as a global provider of one-stop security services and products. When entering a foreign market, the Company normally seeks to penetrate the market with its strongest product offering, which in most cases is armored vehicles. The Company tailors its marketing strategy to each geographic area of the world and will often tailor its product offering by country.

         Commercial sales. On a worldwide basis, the Company employs 40 sales professionals who operate out of Fairfield, Ohio; Moscow, Russia; Geneva, Switzerland; Sao Paulo, Brazil; Lamballe and Paris, France; Salisbury, England; Mexico, City, Mexico; Nairobi, Kenya; London, England; Los Angeles, California; and Washington, D.C. All sales personnel have a geographic and/or product-specific responsibility. In most cases, sales personnel also maintain and recruit sales agents or distributors for the Company's principal product groups. In some instances, particularly when commercial products are sold to governments, the Company's salespersons will handle sales directly with the ultimate customer without any involvement from an agent or distributor.

         The acquisitions of Labbe and Next Destination have expanded the number of sales professionals the Company employs by one-third. As a result of this increase, the Company believes it is well positioned to enter and exploit certain markets, such as Europe and Africa, where it did not have a significant presence in the past. Labbe markets and distributes certain of its products through relationships with automobile manufacturers such as Volvo, Renault, Peugeot and Citroen. This relationship will also augment the product line of OHE to include vehicles from these manufacturers. Additionally, the Company will expand distribution of Labbe's line of cash-in-transit vehicles to all markets currently serviced, providing an enhanced product line to all subsidiaries.

         Foreign operations. See Note 14 to the Company's Consolidated Financial Statements for information concerning foreign and domestic operations and export sales.

         As indicated above, the Company has operations and assets in Brazil, France, Italy, Mexico, Russia and the United Kingdom. In addition, the Company sells its products and services in other foreign countries and is seeking to increase its level of international business activity. Accordingly, the Company is subject to various risks, including U.S. imposed embargoes of sales to specific countries, foreign currency restrictions, exchange rate fluctuations, expropriation of assets, war, civil uprisings and riots, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. The Company's operations in foreign countries may be adversely affected in that certain governmental agencies in such countries may interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in other countries. The Company may be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments.

ENGINEERING AND DEVELOPMENT

         In January 1997, the Company signed a $9.5 million Systems Technical Support Contract ("STS Contract") with the U.S. Army to support continued research and development on the Army's HMMWV program. See "Business -- U.S. Government Contracts." The Company believes that the knowledge gained from this contract can be applied to the Company's commercial manufacturing programs.
The Company estimates that it expended approximately $2.8, $2.0 and $0.7 million, respectively, in 1996, 1995 and 1994 on engineering and development efforts related to its armored vehicles and satellite communications products.


U.S. GOVERNMENT CONTRACTS

         The Company serves as the U.S. Military's primary provider of armoring for its HMMWV fleet. Under the initial contract in August 1993, TACOM engaged the Company to armor fully 59 HMMWVs. A contract to armor an additional 100 vehicles was executed in May 1994. As of March 1995 all of these 159 HMMWVs had been shipped.

         In 1995, the HMMWV was redesigned to include a more powerful engine and greater cargo space. In March 1995, TACOM engaged the Company to armor 309 of the redesigned HMMWVs. This agreement included options for the armoring of up to an additional 155 vehicles. In February 1996, TACOM requested an acceleration of the production of Up-Armored HMMWVs previously ordered and subsequently exercised options for the armoring by the Company of all 155 vehicles under option. Of these vehicles, 16 were sold to Luxembourg under the FMS program. The FMS Program is part of the U.S. Government's security assistance program which provides equipment and services to more than 100 nations and international organizations. As of February 28, 1997, the Company had shipped all 464 of these HMMWVs.

         Under a July 1996 contract, TACOM engaged the Company to armor 72 additional HMMWVs. As of February 28, 1997, all of these vehicles had been shipped.

         On September 27, 1996, the Company was awarded a contract by TACOM for an additional 133 Up-Armored HMMWVs. The contract includes options for the armoring of up to 67 additional vehicles. As of February 28, 1997, 17 of these 133 vehicles had been delivered. TACOM has not yet exercised the option for the additional 67 vehicles.

         The Company also manufactures armoring kits that can be shipped to customers and installed in HMMWVs on location. The Company installed 166 of such kits for TACOM in its Fairfield facility during 1996 and shipped 14 kits to the U.S. Army in Germany for purposes of providing instruction to Army personnel concerning the installation process.

         The U.S. Government's budget for fiscal year 1997 includes appropriations for the purchase of 360 additional Up-Armored HMMWVs as well as substantial discretionary funds for the U.S. Department of Defense (the "DoD"). The Company has recently negotiated the terms for this contract, and is expecting final approval in the very near future. The Company expects this contract will also contain an option for an additional 360 units.

         In January 1997, the Company signed a $9.5 million STS Contract with the U.S. Army to support continued research and development on the Army's HMMWV program. The four year contract, three of which are option years, is budgeted for $2.5 million in 1997, with $2.5 million options in 1998 and 1999 and a $2.0 million option in 2000. The contract requires the Company to provide 25,000 hours per year of engineering and development time to the U.S. Army. The Company believes that the knowledge gained from STS Contract work also can be applied to the Company's commercial manufacturing programs.

         On March 19, 1997, OHE signed a $0.7 million contract with Lockheed Martin to provide armored components for the Army Tactical Missile System ("ATACMS"). The contract also includes options for additional components, valued at $1.3 million. The Company was first engaged in September 1993 by Lockheed Martin to armor fuel systems of missiles. The Company believes that it is well positioned for future engagements.

         Military contracts have accounted for an increasing portion of the Company's business, representing 66.0%, 45.6% and 50.1% of net sales for 1996, 1995 and 1994, respectively. The Company's U.S. Military contracts are funded in annual increments and require subsequent authorization and appropriation which may not occur or which may provide less than the total amount of the contract due to budgetary or other considerations. There can be no assurance that future contracts will be received or as to the size of any contracts that are received. Fluctuations in spending by the U.S. Government for national defense could adversely affect the Company's ability to receive future contracts. Moreover, government contracts in general are cancelable unilaterally at the convenience of the government and a variety of international and/or domestic political factors or decisions could result in the cancellation of the HMMWV armoring project or a curtailing of its scope.

COMPETITION

         The markets for the Company's products and services are highly competitive. However, in the vehicle armoring systems business, the Company believes that its design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. In the market for military armoring systems, there are a large number of companies, such as Simula, Inc., that provide specific armoring packages for TWVs (other than the HMMWV), helicopters and selected other military applications. The Company believes that, as the size of the Up-Armored HMMWV requirement continues to grow, competition from major defense contractors may increase. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry.

         As a result of the Company's experience with the Up-Armored HMMWV program, the U.S. Army has contracted with the Company to provide support for design improvements, to conduct additional testing of materials components and vehicles and to explore alternate and more advanced armor configurations for current and future armoring programs. The Company believes the relationship that will develop as result of the execution of the STS Contract will give the Company certain advantages when bidding on future armoring programs.

         The largest competitor on a worldwide basis in the production of armored commercial vehicles is Mercedes-Benz Aktiengesellschaft ("MBZ") of Germany. MBZ produces its own armored passenger vehicles based upon the S600 chassis, the new Pullman Limousine and the S300 chassis. MBZ sells its product through its worldwide dealer distribution system. In addition to MBZ, there are a number of other vehicle armorers focused on their local foreign markets in Europe, the Middle East and Latin America, armoring primarily locally manufactured automobiles. U.S.-based protected passenger automobile armorers include the Pittston Company (owner of Brinks armored vehicles), Moloney Coachbuilders, Inc., Safe Car, Inc. and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to deliver and reputation in the industry.

         With respect to satellite communication systems integration services, the Company competes with many companies, including STN Atlas Elektronik GmbH, COMSAT Corporation and Nera AS in both the portable terminal market and sales of air time. The Company believes that the competitive factors in this portion of its business include product reliability, the incorporation of advanced technological features, price, ease of installation, availability and service.

         In the site protection systems integration and security services businesses, the Company competes primarily with numerous local integrators and also large suppliers of security-related equipment such as Westinghouse Electric Corporation, The Wackenhut Corporation, Borg-Warner Security Corporation, Pittway Corporation and ADT Inc. The principal competitive factors are the best approach to solving the security problem, availability and the company or individual reputation. Finally, the Company's Security Services Group competes with major companies such as Pinkerton's, Inc., Kroll Associates, Inc., ICTS International, N.V. and The Wackenhut Corporation and numerous small consultant-type businesses. The principal competitive factors are industry reputation for quality, expertise, trust in the individual firm, price and availability.

EMPLOYEES

         As of February 28, 1997, the Company had 581 employees (including 39 temporary employees), comprised of 56 (including 6 temporary employees) in marketing and sales, 380 (including 17 temporary employees) in manufacturing, 41 (including 11 temporary employees) in engineering and 104 (including 5 temporary employees) in general and administrative. The Company's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. The Company has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.

U.S. GOVERNMENT REGULATION

         As a contractor with agencies of the U.S. Government, the Company is obligated to comply with a variety of regulations governing certain aspects of its operations and the workplace. Additionally, the Company's contracts give the contracting agency the right to conduct audits of the Company's facilities and operations, and such audits occur routinely. The Company also may be subject to investigations as a result of an audit or other causes. Adverse findings in an audit or other investigation, including a violation of environmental or labor laws, could result in fines or other penalties, up to and including disqualification as a government contractor. In addition, government contracts generally contain cost or performance incentives based on stated targets or other criteria. Failure to meet these stated targets or criteria could result in penalties or lost profits to the Company.

         The Company is subject to federal licensing requirements with respect to the sale in foreign countries of certain of its hardware products. Regulations promulgated by the U.S. Commerce Department require the Company to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and certain U.S. State Department regulations require the Company to file an export license in connection with sales of military equipment in foreign countries. Furthermore, the U.S. State Department prohibits all sales of military equipment to certain countries, including Cuba, Iran, Iraq, Libya and China.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to a number of environmental laws, regulations and ordinances, both in the U.S. and various foreign countries, that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices regarding solid and hazardous materials, and impose liability for the cost of remediating, and certain damages resulting from, sites of past releases of hazardous materials. Environmental laws continue to change rapidly, and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. The Company believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws. The Company is implementing recommendations of an environmental consulting company designed to address certain air pollution, hazardous waste, underground storage tank and hazard communication matters at its Fairfield, Ohio headquarters. No notices of violation have been issued to the Company by any regulatory agency with respect to environmental matters which remain uncorrected. The Company believes that its potential liability under the environmental laws, if any, would not have a material adverse effect, individually or in the aggregate, on its results of operations, financial condition or cash flows. There can be no assurance in this regard, however, nor can there be any assurance that environmental laws will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such environmental laws.

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company currently has three issued U.S. patents and one pending patent application relating to its armoring business. The Company currently has no federally registered trademarks or copyrights. Although the Company does not believe that its ability to compete in any of its product markets is dependent on its patents, the Company does believe that the protection afforded by its "Armoring Assembly" patent and its pending "Vehicle Mine Protection Structure" patent application, both of which relate to vehicle underbody blast protection, provides the Company with important technological advantages over its competitors.


SEASONALITY, BACKLOG AND RELATED MATTERS

         The Company's backlog at February 28, 1996 and 1995 was approximately $47.9 million and $44.0 million respectively. Backlog consists of net sales value for firm orders not previously included in net sales on the basis of percentage of completion accounting. Because many factors affect the conclusion of definitive agreements for contracts awarded and the production and delivery of the Company's products, no assurance can be given as to when or whether net sales will be recognized from the Company's backlog. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.

         Approximately 66.0% of the Company's net sales during 1996 were derived from military contracts and an additional 11.6% were derived from commercial contracts with U.S. governmental agencies or foreign governments. These contracts generally are awarded on a periodic or sporadic basis. The Company frequently receives substantial orders, and begins to incur related expenses, in one quarter, the revenues from which will not be received until one or more subsequent quarters. As a result, the Company generally has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

         The Company's net sales from government contracts and most commercial contracts are recognized using the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage of completion are reflected in contract revenues in the period when such estimates are revised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES
-------------------

         The Company's current properties and facilities are as follows:

                                                        Date    Industry     Square
                     Location                          Opened    Segment     Footage   Status
                     --------                          ------   --------     -------   ------
Fairfield, Ohio
  9113 LeSaint Drive.............................      Dec. 86   Hardware     130,000  owned
  4175 Mulhauser Road............................      Mar. 96   Hardware      70,000  leased

Deer Park, New York..............................      Feb. 95   Integration    4,000  leased

Mexico City, Mexico..............................      June 96   Hardware,
                                                                 Integration
                                                                 and Services   20,000  owned

Sao Paulo, Brazil
  Av. Tambore' 1511-Alphaville Barueri-SP........      Dec. 96   Hardware      22,000  leased
  Av. Tambore' 1393-Alphaville Barueri-SP........      Apr. 96   Hardware      28,000  leased

Moscow, Russia...................................      Jan. 96   Hardware and
                                                                 Integration    2,700  leased
Lamballe, France
  14, rue d'Armor................................      Jul. 48   Hardware      75,000  leased
  42-44 rue d'Armor..............................      Jun. 88   Hardware      50,000  leased

St. Brieue, France...............................      Feb. 78   Hardware      19,000  owned

Auxerre, France..................................      Jan. 85   Hardware      21,500  leased

Caen, France.....................................      Jul. 92   Hardware      15,000  leased

Salisbury, UK
  Unit 5 Barnack Business Centre, Blakey Road....      Jan. 95   Integration      750  leased
  Unit 25 Salisbury Business Park................      Jan. 96   Integration    3,000  leased

Washington, D.C. area............................      Jan. 90   Services         N/A  leased

Torino, Italy....................................      Nov. 90   Hardware      15,000  subcontractor

         Fairfield, Ohio. The LeSaint Drive facility is the Company's headquarters and houses senior management, accounting and sales offices, as well as providing full production and assembly facilities for armored commercial vehicles, parts, fabrication, painting and prototyping operations. This facility is financed through tax-exempt debt and is pledged to secure the repayment of such debt. The Mulhauser Road facility focuses primarily on the manufacturing and distribution of Up-Armored HMMWVs and HMMWV armoring kits. This facility is currently leased for a term expiring in March 1997. The Company intends to either renew the lease or purchase the property in the near future. The Company has the right to renew the lease on terms to be agreed upon by the parties. For accounting purposes, this lease has been treated as an operating lease, and the Company has the option to purchase the property at any time during the term of the lease at fair market value as defined in the lease. In its Fairfield facilities, the Company has a complete fabrication and machine shop equipped with a computer controlled plasma cutter, a computer controlled press break, mills, automated grinders, a robotic welder and two coordinate measuring machines, paint booths and ancillary equipment for both military and commercial painting.

         Deer Park, New York. This facility is used for administration, engineering and sales for the Company's integrated portable and mobile satellite communication systems and is currently leased for a term expiring in February 1998. For accounting purposes, this lease has been treated as an operating lease.

         Mexico City, Mexico. This facility is used for manufacturing and sales of armored commercial vehicles. The facility, which previously had been leased, was purchased by the Company in November 1996 at a price of approximately $1,241,000. The facilities in Mexico City, Mexico and Sao Paulo, Brazil are currently assembling kits which have been engineered in the Fairfield facility. The Company expects these facilities to have the capability to build a complete product line once they have fully trained their production work forces.

         Sao Paulo, Brazil. This facility, which was expanded to include a second facility on an adjacent location in December 1996, is used for manufacturing and sales of armored commercial vehicles and is currently leased for a term expiring in March 2000. For accounting purposes, this lease is treated as an operating lease.

         Moscow, Russia. This facility is used for design and sales services by the Company's security systems integration business. It is leased under an agreement with an open term. For accounting purposes, the lease is treated as an operating lease.

         Lamballe, France. These facilities house the management, sales and accounting functions of Labbe. The site contains facilities for production of armored commercial and cash-in-transit vehicles, plus design studios for development of prototypes and integrated computer systems, plus parts, fabrication, painting and quality control. This facility also contains a ballistics range. Labbe has inhabited the site since 1948, it is leased for a term expiring in September 2000. For accounting purposes, this is treated as an operating lease.

         St. Brieue, France. This facility houses Labbe's coachwork design and repair business. The facility was purchased for cash in February 1978.

         Auxerre, France. This facility is used for manufacturing of commercial armored vehicles by Labbe. The building is leased for a term expiring in July 1997. For accounting purposes, this is treated as an operating lease.

         Caen, France. This facility houses coachwork repair functions performed by Labbe. This building is leased for a term expiring in January 1998. For accounting purposes, this is treated as an operating lease.

         Salisbury, UK. These facilities are used by Next Destination for sales and warehousing of satellite communication systems. Both facilities are leased, with the agreement on the Blakey Road facility expiring in January 2000, and the Salisbury Business Park expiring in January 1999. For accounting purposes, these are treated as operating leases.

         Washington, D.C. area. This facility is used for advanced security training by ITI. It includes a portion of an abandoned airport runway that is used specifically for advanced driver training. The facility is leased for a term expiring May 31, 1999. For accounting purposes this is treated as an operating lease.

         Torino, Italy. This facility is owned by a subcontractor, but is supervised by the Company's personnel and performs all aspects of manufacturing specialty armored and unarmored commercial vehicles, from component fabrication through final assembly. On occasion, the Torino subcontractor will act as a vendor to the Company.

         The Company's manufacturing capabilities include fully integrated manufacturing programs which link production control, materials control, quality control and accounting, thus allowing the Company to issue work orders, update and track inventories, insert quality assurance procedures, schedule and track production and report, on a daily basis, costs accumulated to a job. The Company believes that its facilities are adequate for its present needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended current and foreseeable uses.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Certain of the services offered by the Company's Security Services Group are similar to activities carried on by O'Gara Protective Services, Inc. ("OPS"), in which certain shareholders of the Company have approximately a 47% interest, but which is controlled by Edward F. O'Gara III, the brother of Thomas
M. O'Gara and Wilfred T. O'Gara, respectively, the Company's Chairman of the Board and Chief Executive Officer. On October 9, 1996, OPS and Edward F. O'Gara III filed a complaint against the Company, OHE and Thomas M. O'Gara in the Federal District Court for the Southern District of Ohio (O'Gara Protective Services, Inc., et al. v. The O'Gara Company, et al., No. C-1-96-979). The complaint alleges: that Thomas M. O'Gara and OHE agreed not to compete with OPS and that the Company's plan to enter the security services market constitutes a breach of the agreement; that Thomas M. O'Gara breached unspecified fiduciary duties which he owed to OPS by virtue of his status as a director and significant shareholder of OPS; and that the Company's plan to enter the security services market constitutes a violation of the Lanham Act, which prohibits false advertising and use of an established corporate name in such a manner as to confuse consumers, as well as unfair competition in violation of the Ohio Deceptive Trade Practices Act and common law. The plaintiffs are seeking a preliminary and permanent injunction prohibiting OHE and Thomas M. O'Gara from using the name O'Gara "in connection with the provision of security services, or from otherwise competing with OPS in the market for security services" and an award to OPS of any profits earned by OHE in connection with the provision of such services, as well as costs, punitive damages and attorneys' fees. The Company denies the assertions made by OPS in the complaint. The Company believes it has strong defenses to this action and will continue to contest the matter vigorously.

         Other than as set forth above, the Company is not involved in any litigation or legal proceedings at this time and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         SEE ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The Company consummated the initial public offering of shares of its Common Stock in November 1996. Shares of the Company's Common Stock are traded on the Nasdaq National Market under the symbol "OGAR." The table below sets forth the high and low sale prices for the Common Stock during the period from November 13, 1996 to December 31, 1996.

                                                     High        Low
                                                     ----        ---
1996 Fourth Quarter                                 $9.75       $8.63

         As of February 28, 1997, the Company had 58 shareholders of record.

         The Company anticipates that any future earnings will be retained to finance the Company's operations and for the growth and development of its business. Accordingly, the Company has not paid, and currently does not anticipate paying, cash dividends on its Common Stock in the foreseeable future. Additionally, the Company's credit agreement with The Fifth Third Bank and LaSalle National Bank, dated February 11, 1997, prohibits the payment of cash dividends and distributions.

         All information required by Item 701 of Regulation S-K (Recent Sales of Unregistered Securities) for fiscal year 1996 prior to completion of the Company's initial public offering in November 1996 was provided in Item 15 of
Part II of the Company's Registration Statement on Form S-1, No. 333-11093. There were no such sales in 1996 subsequent to the initial public offering.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


         The selected historical consolidated financial data presented below as of December 31, 1996, 1995 and 1994, and for each of the four years in the period ended December 31, 1996, have been derived from the audited consolidated financial statements of the Company. The consolidated financial data as of December 31, 1992 and 1993, and for the year ended December 31, 1992, are derived from the Company's unaudited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. (In thousands)


                                                                  Year Ended December 31,
                                                -------------------------------------------------------------
                                                  1996         1995         1994         1993         1992
                                                  ----         ----         ----         ----         ----
Statement of Operations Data:
         Net sales .........................    $ 82,778     $ 32,817     $ 33,912     $ 21,054     $ 16,860
         Cost of sales .....................      61,523       25,237       24,505       14,640       11,511
                                                --------     --------     --------     --------     --------
                  Gross  profit ............      21,255        7,580        9,407        6,414        5,349
         Selling and marketing expenses ....       4,810        3,628        2,736        1,932        2,432
         General and administrative expenses       7,930        4,129        4,441        3,169        1,464
                                                --------     --------     --------     --------     --------
                  Operating income (loss) ..       8,514         (177)       2,231        1,312        1,453
         Interest (expense) ................      (1,300)        (842)        (410)        (269)        (481)
         Other income (expense), net .......         (38)        (103)          60          (81)          92
                                                --------     --------     --------     --------     --------
         Income (loss) before provision for
         income taxes.......................       7,177       (1,122)       1,880          962        1,064

         Provision for income taxes (1) ....         518            -            -            -            -
                                                --------     --------     --------     --------     --------
         Net income (loss)..................    $  6,659     $ (1,122)    $  1,880     $    962     $  1,064
                                                ========     ========     ========     ========     ========
         Pro forma earnings per share (1) ..    $    .69            -            -            -            -
                                                ========     ========     ========     ========     ========


                                                                   As of December 31,
                                              ------------------------------------------------------------
                                                1996       1995         1994          1993         1992
                                                ----       ----         ----          ----         ----
Balance Sheet Data:
         Working capital (deficit) .......    $ 4,278    $ (4,094)    $ (1,999)    $ (2,238)    $ (4,468)
         Net property, plant and equipment      4,925       3,171        2,945        2,622        2,236
         Total assets ....................     43,938      27,817       19,243       11,372       10,504
         Total debt ......................     12,241      12,372        7,900        4,752        4,715
         Shareholders' equity (deficit) ..     12,656         239        1,273       (1,023)      (1,713)

(1) Prior to the Reorganization, the Company's business was conducted by a group of corporations (the "Related Corporations") affiliated by substantially common management and control. See "Background and Recent Developments." The most significant of the Related Corporations had elected to be treated as an S Corporation for federal and state income tax purposes, and such Related Corporation's income was allocable to its shareholders for income tax purposes, rather than being taxed at the corporate level. Accordingly, the Selected Consolidated Financial Data do not contain a provision for income taxes in years prior to 1996. The provision for income taxes in 1996 reflects a tax provision for the period subsequent to the Reorganization. See the Consolidated Statements of Operations and Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

GENERAL

     The O'Gara Company is a leading provider of fully integrated ballistic and blast protected vehicle armoring systems for military, commercial and governmental clients worldwide. These products are provided through the Company's principal subsidiary O'Gara-Hess & Eisenhardt Armoring Company and the Company's Security Hardware Products Group. Through O'Gara Satellite Networks and its Security Systems Integration Group, the Company provides integrated satellite communications systems to commercial and governmental clients and integrated site protection security systems. The Company recently began offering security-related services, such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training, through its Security Services Group.

     For the year ended December 31, 1996, net sales increased to $82.8 million, compared to $32.8 million for the year ended December 31, 1995. The primary reasons for this growth were (i) a U.S. Military request to accelerate the production of Up-Armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWV") and HMMWV kits in 1996, (ii) the growth of the Company's Security Systems Integrations Group, (iii) revenue from start-up operations in Russia, Mexico and Brazil, and (iv) an unanticipated six month delay in 1995 in the delivery of HMMWV chassis from a supplier that led to the production of significantly fewer Up-Armored HMMWV's than expected, thereby reducing net sales and net income.

     On November 15, 1996, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at $9.00 per share (the "Offering"). Additionally, on December 16, 1996, the Company issued 48,000 shares under a partial exercise of the underwriters' over-allotment option. The net proceeds from the Offering were used to finance certain distributions to existing shareholders, to acquire the Company's leased Mexico City manufacturing facility, and to pay initial installments for the acquisition of Palmer Associates. The balance of the proceeds were used to repay a portion of the indebtedness of the Company.

     On October 29, 1996, the Company acquired substantially all the assets of Palmer Associates of Mexico City, Mexico, for $1.2 million (including $0.2 million for a non-competition agreement), most of which is payable over two years. Palmer Associates is a provider of security services such as advanced driver training, background investigations, due diligence reports and forensic auditing, and reports its revenue through the Company's Security Services Group. This acquisition provides an entry into the security services industry and allows the Company's Mexico City based subsidiary to offer an integrated line of security products.

     On February 5, 1997, the Company completed the acquisition of all of the shares of Next Destination of Salisbury, UK, a distributor of high technology products for the global positioning satellite and satellite communication markets. The purchase price consisted of 170,234 shares of Common Stock and $1.75 million in seller-provided financing in the form of unsecured, subordinated three-year 6% notes. Next Destination, which has been selling the portable satellite terminal offered by the Company, will report revenue through the Company's Security Systems Integration Group.

     On February 12, 1997, the Company completed the acquisition of all of the shares of Labbe, a leading armorer of commercial and private vehicles headquartered in Lamballe, France. The purchase price consisted of $10.7 million in cash and 376,597 shares of Common Stock. The acquisition of Labbe will increase substantially the level of commercial revenue generated by the Security Hardware Products Group and enhance the Company's competitive position due to an expanded product line, which includes cash-in-transit vehicles, and penetration into new markets, such as Europe and Africa.

     On March 24, 1997, the Company completed the acquisition of all of the shares of ITI, a provider of advanced security training headquartered near Washington, D.C. The purchase price consisted of $0.5 million in cash, 68,086 shares of Common Stock, and $1.2 million in seller-provided financing in the form of unsecured, subordinated two-year 10% notes. ITI, which will report revenue through the Company's Security Services Group, offers many new products, such as evasive and defensive driver training, terrorist surveillance training, force protection consulting and advanced weapons training not previously available from the Company.

IMPACT ON OPERATIONS

     The Company's operations have been or will be affected by several factors, including: (i) revenue recognition, and (ii) provision for income taxes in connection with the termination of OHE's S Corporation status.

     Revenue recognition. The Company's net sales from government contracts and most commercial contracts are recognized using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage of completion are reflected in contract revenues in the period when such estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, the Company would recognize a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain overhead costs allocated to contract production.

     Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is concluded that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. The revisions are recognized when determined.

     Revenue related to telecommunications equipment and services is recognized as equipment is shipped or as services are provided. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

     Provision for income taxes. From 1988 until October 28, 1996, OHE was treated as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. As a result, it paid no federal or state income tax. The Company is a C Corporation and is responsible for federal and state income taxes.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------
                                          1996        1995         1994
                                          ----        ----         ----
Security hardware products:
         Military .................       66.0%       45.6%        50.1%
         Commercial ...............       22.1        48.2         48.6
Security systems integration ......       11.8         6.2          1.3
Security services .................        0.1           -            -
                                      -----------------------------------
         Total net sales ..........      100.0%      100.0%       100.0%
Cost of sales .....................       74.3        76.9         72.3
                                      -----------------------------------
         Gross profit .............       25.7        23.1         27.7

Operating expenses:
         Selling and marketing ....        5.8        11.0          8.1
         General and administrative        9.6        12.6         13.1
                                      -----------------------------------
Operating income (loss)............       10.3        (0.5)         6.5
Other expense (income):
         Interest expense .........        1.6         2.6          1.2
         Other, net ...............          -         0.3         (0.2)
                                      -----------------------------------
Income (loss) before provision for
  income taxes.....................        8.7        (3.4)         5.5
         Provision for income taxes        0.6           -            -
                                      -----------------------------------
Net income (loss)..................        8.0%       (3.4)%        5.5%
                                      ===================================


1996 Compared to 1995

     Net sales. Net sales increased $50.0 million or 152.2% from $32.8 million in 1995 to $82.8 million in 1996. Net sales of the Security Hardware Products Group were $72.9 million for 1996, with military sales contributing $54.6 million and armored commercial vehicle net sales of $18.3 million. The Security Systems Integration Group had net sales of $9.8 million in 1996 compared to $2.0 million in 1995. Net sales from the Company's satellite communications business increased from $2.0 million in 1995 to $7.8 million in 1996, a change of 280.1%. Net sales of the Company's integrated site protection services were $2.1 million in 1996. The Security Services Group, which commenced offering services in late 1996, had net sales of $0.1 million for the year.

     While net sales in 1996 reflect the effect of the request to accelerate HMMWV and HMMWV kit production, the Company expects that production levels and military net sales figures will return to a non-accelerated level in 1997.

     The Company believes its commercial vehicle armoring and security integration businesses will generate a greater percentage of the Company's net sales as a result of recent acquisitions and the growth in the Company's businesses in foreign markets such as Brazil, Mexico and Russia. Increased net sales are also expected from the Security Services Group in 1997.

     Cost of Sales. Cost of sales in 1996 increased $36.3 million or 143.8% from $25.2 million in 1995 to $61.5 million. The increase in cost of sales was due to the increase in production levels. Gross profit as a percentage of net sales was 25.7% for the year ended December 31, 1996 as compared to 23.1% for the year ended December 31, 1995. Revenue recognized on new military contracts, both U.S. and foreign, with a higher gross margin percent than previously experienced, contributed to the increase in gross margin percent. The Company will continue to pursue opportunities for sales of its military products. No assurance can be given, however, that any new contract will contribute at the gross margin level experienced in 1996. In general, the gross margin percent recognized on military contracts is lower than gross margin percent recognized on commercial contracts.

     Gross margin percent was favorably affected by an increase in net sales from foreign subsidiaries, both in the Company's Security Hardware Products Group and Security Systems Integration Group, where the margin percentages are higher than have been experienced in other markets due to lower direct costs and less developed competition. The Company expects the effect of net sales of foreign subsidiaries to continue to have a positive effect on the Company's consolidated gross margin percent until these markets become more competitive.

     Operating Expenses. Selling and marketing expenses for 1996 increased $1.2 million or 32.6% from $3.6 million in 1995 to $4.8 million. This increase was primarily attributable to increases in personnel and advertising to implement the Company's business strategy.

     General and administrative expenses for 1996 increased $3.8 million or 92.1% from $4.1 million in 1995 to $7.9 million. This increase in administrative expenses was due to the addition of professional employees and associated infrastructure to support the increased level of business activity.

     Both selling and general and administrative expenses will continue to increase in total dollars as the Company acquires new businesses, expands into new foreign markets and administers a more complex corporate environment. The Company, however, expects operating expenses as a percent of net sales to decrease in 1997 as a result of expected higher net sales.

     Interest expense. Interest expense for 1996 was $1.3 million, an increase of $0.5 million or 54.4%, compared to $0.8 million for 1995. This was due to increased borrowings necessary to finance increased production levels and new operations. As a result of recent acquisitions and the Company's continued efforts to expand into new foreign markets, interest expense will be significantly higher in 1997 than it has been in previous years.

     Provision for income taxes. The provision for income taxes was $0.5 million in 1996. There was no provision for income taxes recorded in 1995 due to OHE's
S Corporation status.

1995 Compared to 1994

     Net sales. Net sales for 1995 were $32.8 million, a decrease of $1.1 million or 3.2%, compared to $33.9 million for 1994. The decrease in net sales was primarily due to the late delivery of HMMWV chassis by a supplier which resulted in a six-month delay in the armoring of HMMWV's for the U.S. Department of Defense ("DoD"). Such delay was principally responsible for a decrease in net sales of military armoring products from $17.0 million in 1994 to $15.0 million in 1995, a decrease of $2.0 million or 12.0%. Net sales of commercial armoring products decreased $0.7 million or 4.0% from $16.5 million in 1994 to $15.8 million for 1995. Net sales of the satellite communications business increased $1.6 million or 358.3% from $0.4 million in 1994 to $2.0 million in 1995.

     Cost of sales. Cost of sales was $25.2 million for 1995, an increase of $0.7 million or 3.0%, compared to $24.5 million for 1994. The increase in cost of sales was primarily due to the absorption of manufacturing and material overhead associated with the six-month delay in the armoring of the HMMWV's for the DoD. Since production was expected to return to anticipated levels once the delay period ended, the Company retained its trained manufacturing personnel and did not temporarily reduce its head count. As a result of this delay and the increased percentage of sales associated with military sales, which have a lower gross profit margin than commercial sales, cost of sales as a percentage of net sales increased to 76.9% for 1995 from 72.3% for 1994. In addition, engineering expenses for OHE increased approximately $0.5 million to $1.1 million as a result of the additional engineering requirements for the HMMWV contract.

     Selling and marketing. Selling and marketing expenses were $3.6 million for 1995, an increase of $0.9 million or 32.6%, compared to $2.7 million for 1994. This increase was primarily attributable to increased sales personnel and travel expenses that were incurred to support OSN's growth.

     General and administrative. General and administrative expenses were $4.1 million for 1995, a decrease of $0.3 million or 7.0%, compared to $4.4 million for 1994. Increases in personnel costs were offset by lower travel and insurance costs.

     Interest expense. Interest expense was $0.8 million for 1995, an increase of $0.4 million or 105.4%, compared to $0.4 million for 1994. This increase in interest expense was due to additional borrowings to finance working capital growth and the HMMWV contract.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by cumulative net income and depreciation and amortization. In 1996, cash flow was supplemented by proceeds from the Company's initial public offering.

     Credit Facility. On February 11, 1997, the Company entered into a new credit agreement with The Fifth Third Bank of Cincinnati, Ohio, and LaSalle National Bank of Chicago, Illinois (the "Banks"). The facility provides for (i) a one-year revolving line of credit of $12,000,000, (ii) a five-year term loan in the amount of $16,000,000, the principal of which is payable to the Banks in twenty quarterly installments beginning July 1, 1997, and (iii) a $5,500,000 letter of credit facility. Both loans bear interest at the prime rate plus a percentage of up to 1.25% over the prime rate, or, at the Company's option, the LIBOR Rate plus a percentage ranging from 2.25% to 3.5%. The applicable percentage for any period is based on the Company's cash flow coverage and leverage ratio as defined in the agreement. The agreement provides the Banks with a security interest in the Company's assets. The agreement also imposes, among other covenants, a prohibition on cash dividends and distributions, limitations on foreign investment and capital expenditures, requirements on the Company's financial performance and limits on additional funded debt. Bank approval of all acquisitions is also required.

     On March 12, 1997, there was $16.0 million outstanding on the term loan, and $9.3 million outstanding on the revolving credit agreement associated with the new credit facility. The Company believes that the borrowings from the new credit facility along with cash provided by net income, depreciation and amortization will be sufficient to fund the Company's cash requirements through 1997, without taking into consideration additional acquisitions. Additional business growth, consummation of additional acquisitions and expansion of operations into additional new markets will require supplementary capital. The Company will continue to explore market conditions and expects new sources of capital to be available as needed.

     The new credit facility replaced a credit facility with The Fifth Third Bank which matured in early 1997. Outstanding borrowings under this credit arrangement were $9.9 million as of December 31, 1996, with interest at the prime rate. The Company continues to have $0.5 million credit arrangement with a Brazilian bank to support the Company's Brazilian subsidiary.

     Cash flows from operating activities. Net cash used in operating activities was $0.7 million and $4.0 million for the years ended December 31, 1996 and 1995, respectively. During 1996, the Company experienced a significant aggregate net increase in receivables, costs in excess of billings, inventories, and other assets as a result of increased production related to the Up-Armored HMMWV program and the acquisition of the assets of Palmer Associates. The Company expects the levels of accounts receivable, costs in excess of billings and inventory to increase in 1997 due to expanded commercial business activity.

     Capital expenditures. Historically, the Company has limited its capital expenditure requirements by leasing certain facilities and equipment from an affiliated entity. Capital expenditures totaled $2.5 million for the twelve months ended December 31, 1996, and $0.6 million for 1995. Capital expenditures in 1996 include the $1.2 million purchase of the Company's manufacturing facility in Mexico City. The new credit facility contains a requirement that the Company not exceed $1.5 million in capital expenditures in 1997.

     Cash flows from financing activities. Net cash provided by financing activities was $5.0 million and $4.6 million for the years ended December 31, 1996 and 1995, respectively. The increase in 1996 was due primarily to the net proceeds from the Company's initial public offering of Common Stock, approximately $14.9 million, offset by the AAA Note distribution.

     S Corporation distributions. OHE, upon its formation in 1988, elected S Corporation status and historically made distributions to its shareholders for the purpose of paying taxes on income which was taxable to the shareholders. On October 28, 1996, OHE terminated its S Corporation status and distributed to its shareholders a dividend of $9.0 million in AAA Notes, which represented the balance of accumulated earnings of OHE on which taxes either have been paid or are payable by the existing shareholders. These AAA Notes were paid with a portion of the proceeds of the Company's initial public offering of Common Stock.

    Foreign operations. The Company attempts to mitigate the risks of doing business in developing countries by separately incorporating its operations in such countries; having local partners in certain countries; entering into contracts providing for payment in U.S. dollars instead of the local currency where possible; maintaining reserves for credit losses; and maintaining insurance on equipment to protect against losses related to political risks and terrorism.

    Quarterly fluctuations. The Company's operations are not seasonal, but may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements which may involve the acceleration of deliveries under a contract at a customer's request, such as occurred with the HMMWV contract in 1996. The Company's liquidity may be affected by the payment terms of its DoD and certain foreign government contracts.

Inflation. Given the Company's product line and customer list, inflation has not been a significant factor to its cost or operations. The Company generally has been able to raise prices in the past to compensate for cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                    Report of Independent Public Accountants
                    ----------------------------------------


To The O'Gara Company:


         We have audited the accompanying consolidated balance sheets of THE O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The O'Gara Company and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Cincinnati, Ohio
     March 19, 1997

                               THE O'GARA COMPANY


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995



                                                                                  1996               1995
                                                                                  ----               ----
ASSETS (NOTE 7)
CURRENT ASSETS:
     Cash                                                                     $  1,454,475      $    323,851
     Trade accounts receivable, net of allowance for doubtful accounts of approximately $211,000 and $109,000 in 1996 and 1995, respectively
       (Note 2)                                                                  7,736,286         7,094,894
     Other receivables (Note 6)-
         Advances to shareholders                                                  248,829           204,698
         Affiliates                                                                249,981           128,222
     Advances to vendors (Notes 2 and 12)                                          664,539         2,496,689
     Notes receivable - shareholder (Note 6)                                             -           233,253
     Costs and estimated earnings in excess of billings on uncompleted
       contracts (Note 2)                                                       15,326,548         7,700,075
     Inventories (Note 2)                                                        8,733,640         4,927,499
     Prepaid expenses                                                              677,603           149,250
                                                                                ----------        ----------
                  Total current assets                                          35,091,901        23,258,431
                                                                                ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 2 and 8):
     Land                                                                          901,079           372,039
     Buildings and improvements                                                  3,772,295         2,762,905
     Furniture and fixtures                                                      1,743,876         1,286,421
     Machinery and equipment                                                     2,797,433         2,260,005
                                                                                ----------        ----------
                                                                                 9,214,683         6,681,370
     Less- accumulated depreciation                                             (4,289,861)       (3,510,702)
                                                                                ----------        ----------
                                                                                 4,924,822         3,170,668
                                                                                ----------        ----------

OTHER ASSETS (Note 2)                                                            3,921,664         1,387,887
                                                                                ----------        ----------

                                                                              $ 43,938,387      $ 27,816,986
                                                                              ============      ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995



                                                                                      1996               1995
                                                                                      ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving lines of credit (Note 7)                                            $  9,935,947      $ 10,188,765
     Current portion of long-term debt (Note 8)                                       1,836,420         1,649,018
     Notes payable - shareholders (Note 6)                                                    -           308,630
     Accounts payable-
         Trade                                                                       11,087,422        10,075,075
         Affiliates (Note 6)                                                            532,998           499,730
     Billings in excess of costs and estimated earnings on uncompleted
       contracts (Note 2)                                                             1,330,402         1,706,042
     Accrued liabilities                                                              3,971,887         1,677,307
     Customer deposits                                                                2,118,609         1,248,197
                                                                                     ----------        ----------
                  Total current liabilities                                          30,813,685        27,352,764
                                                                                     ----------        ----------


LONG-TERM DEBT, net of current portion (Note 8)                                         469,092           225,429
                                                                                     ----------        ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

SHAREHOLDERS' EQUITY (Note 1):
     Preferred stock, $.01 par value, 100,000 shares authorized; none issued                  -                 -
     Common stock, $.01 par value, 25,000,000 shares authorized, 6,659,846 and
       4,490,383 shares issued and outstanding in 1996 and 1995, respectively            66,598            15,235
     Additional paid-in-capital                                                      17,591,656         2,730,977
     Retained deficit                                                                (4,957,872)       (2,508,834)
     Cumulative foreign currency translation
       adjustment (Note 2)                                                              (44,772)            1,415
                                                                                     ----------        ----------
                  Total shareholders' equity                                         12,655,610           238,793
                                                                                     ----------        ----------

                                                                                   $ 43,938,387      $ 27,816,986
                                                                                   ============      ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                            1996             1995            1994
                                                            ----             ----            ----

NET SALES                                            $ 82,777,691      $ 32,816,996      $ 33,912,279

COST OF SALES                                          61,522,946        25,237,159        24,505,236
                                                     ------------      ------------       -----------
                  Gross profit                         21,254,745         7,579,837         9,407,043

OPERATING EXPENSES:
     Selling and marketing                              4,810,232         3,628,312         2,735,940
     General and administrative                         7,930,293         4,129,017         4,440,552
                                                     ------------      ------------       -----------

                  Operating income (loss)               8,514,220          (177,492)        2,230,551

OTHER INCOME (EXPENSES):
     Interest expense                                  (1,299,930)         (841,972)         (410,325)
     Other, net                                           (37,687)         (102,588)           60,250
                                                     ------------      ------------      ------------
                  Income (loss) before provision
                    for income taxes                    7,176,603        (1,122,052)        1,880,476


     Provision for income taxes (Note 4)                  517,641                 -                 -
                                                     ------------      ------------      ------------

                  Net income (loss)                  $  6,658,962      $ (1,122,052)     $  1,880,476
                                                     ============      ============      ============

UNAUDITED PRO FORMA INFORMATION (Note 18):
     Gross profit                                    $ 21,254,745
     Selling and marketing                              4,810,232
     General and administrative                         8,030,918
                                                     ------------
     Operating income                                   8,413,595
     Interest expense                                    (960,866)
     Other, net                                           (37,687)
                                                     ------------
     Income before provision for income taxes           7,415,043

     Provision for income taxes                         2,966,049
                                                     ------------

     Net income                                      $  4,448,994
                                                     ============

     Earnings per share                              $       0.69
                                                     ============
     Weighted average shares outstanding                6,449,050
                                                     ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               THE O'GARA COMPANY


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                           CUMULATIVE
                                                                                                             FOREIGN
                                                                                                            CURRENCY
                                                                              ADDITIONAL                   TRANSLATION
                                                                   COMMON      PAID-IN      RETAINED       ADJUSTMENT
                                                        SHARES     STOCK       CAPITAL      DEFICIT        (NOTE 2)          TOTAL
                                                        ------     -----       -------      -------        --------          -----

BALANCE, December 31, 1993                            2,681,012   $ 9,826   $ 1,121,996   $(2,155,308)     $       -   $ (1,023,486)
Net income                                                    -         -             -     1,880,476              -      1,880,476
Aggregate translation adjustment                              -         -             -             -            493            493
Issuance of OHE stock (Note 15)                         885,996     3,246     1,356,144             -              -      1,359,390
Incorporation of Limited                                  1,000     1,000         4,000             -              -          5,000
Distributions to shareholders                                 -         -             -      (949,150)             -       (949,150)
                                                      ---------   -------   -----------   -----------    -----------   ------------
BALANCE, December 31, 1994                            3,568,008    14,072     2,482,140    (1,223,982)           493      1,272,723
Net loss                                                      -         -             -    (1,122,052)             -     (1,122,052)
Aggregate translation adjustment                              -         -             -             -            922            922
Incorporation of OSN                                    922,375     1,163       248,837             -              -        250,000
Distributions to shareholders                                 -         -             -      (162,800)             -       (162,800)
                                                      ---------   -------   -----------   -----------    -----------   ------------
BALANCE, December 31, 1995                            4,490,383    15,235     2,730,977    (2,508,834)         1,415        238,793
Net income                                                    -         -             -     6,658,962              -      6,658,962
Aggregate translation adjustment                              -         -             -             -        (46,187)       (46,187)
Distributions to shareholders,
  prior to the offering                                       -         -             -      (230,000)             -       (230,000)
Sale of common stock between shareholders
 prior to the offering                                        -         -        39,780             -              -         39,780
Exercise of stock options, prior to the
 offering (Notes 11 and 17)                             121,463         4           441             -              -            445
Initial public offering of common stock,
 net of issuance costs of  approximately
 $3,550,000 (Note 17)                                 2,048,000    51,359    14,820,458             -              -     14,871,817
Distribution of previously taxed S Corp
 earnings to S Corp shareholders (Note 17)                    -         -             -    (9,000,000)              -    (9,000,000)
Forgiveness of affiliate obligation (Note 6)                  -         -             -       122,000              -        122,000
                                                      ---------   -------   -----------   -----------    -----------   ------------
BALANCE, December 31, 1996                            6,659,846   $66,598   $17,591,656   $(4,957,872)   $   (44,772)  $ 12,655,610
                                                      =========   =======   ===========   ===========    ===========   ============



    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                               THE O'GARA COMPANY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                               1996            1995            1994
                                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $   6,658,962  $  (1,122,052)  $   1,880,476
     Adjustments to reconcile net income (loss) to net cash used in operating activities-
         Depreciation and amortization                                        851,332        476,868         469,889
         Shareholder stock compensation                                        39,780              -               -
         Decrease (increase) in receivables                                  (807,282)       502,872      (4,887,854)
         Decrease (increase) in advances to vendors                           870,390     (3,360,136)              -
         Increase in costs and estimated earnings in
           excess of billings on uncompleted contracts                     (7,626,473)    (3,957,287)     (1,608,458)
         Increase in inventories                                           (3,806,141)    (1,590,370)       (444,879)
         Decrease (increase) in prepaid expenses                             (528,353)       (50,320)         47,839
         Increase in other assets                                            (322,342)       (33,950)       (146,882)
         Increase in accounts payable                                       1,167,615      6,070,946         106,655
         Increase (decrease) in billings in excess of costs and
           estimated earnings on uncompleted contracts                       (375,640)       (43,150)        427,650
         Increase (decrease) in accrued liabilities                         2,294,580       (502,422)      1,021,620
         Increase (decrease) in customer deposits                             870,412       (389,425)        871,021
                                                                              -------       --------         -------
                 Net cash used in operating activities                       (713,160)    (3,998,426)     (2,262,923)
                                                                             --------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                       (2,534,617)      (638,009)       (683,319)
     Decrease (increase) in notes receivable - shareholder                    233,253       (233,253)              -
     Acquisition costs (Note 3)                                              (305,128)             -               -
     Purchase of Palmer net assets (Note 3)                                  (509,582)             -               -
                                                                           ----------      ---------       ---------
                 Net cash used in investing activities                     (3,116,074)      (871,262)       (683,319)
                                                                           ----------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving lines of credit             (252,818)     4,551,025       4,676,630
     Proceeds from long-term debt                                              50,899         41,608          30,958
     Payments of long-term debt                                              (125,668)      (120,869)       (109,351)
     Repayment of notes payable - shareholder                                (308,630)             -        (190,000)
     Net proceeds from issuance of common stock (Note 17)                  14,871,817        250,000         104,390
     Foreign currency translation                                             (46,187)           922             493
     Distributions to shareholders                                         (9,230,000)      (162,800)       (949,150)
     Proceeds from exercise of stock options                                      445              -               -
                                                                            ---------      ---------       ---------
                 Net cash provided by financing activities                  4,959,858      4,559,886       3,563,970
                                                                            ---------      ---------       ---------

NET INCREASE (DECREASE) IN CASH                                             1,130,624       (309,802)        617,728

CASH, beginning of year                                                       323,851        633,653          15,925
                                                                              -------        -------          ------

CASH, end of year                                                       $   1,454,475  $     323,851   $     633,653
                                                                        =============  =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $   1,321,000  $     796,000   $     361,000
                                                                        =============  =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     Conversion of note payable to the majority shareholder to
       common stock (Note 15)                                          $         -     $     -         $   1,260,000
                                                                       ==============  ============    =============
     Note payable issued for purchase of Palmer net assets (Note 3)    $      505,834  $     -         $      -
                                                                       ==============  ============    =============
     Affiliate obligation forgiven in connection with the
       reorganization                                                  $      122,000  $     -         $      -
                                                                       ==============  ============    =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               THE O'GARA COMPANY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(1)    Basis of Presentation-
       ----------------------

       The O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively the "Company"), provides fully integrated ballistic and blast protected vehicle armoring systems; planning, design and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers; and customized turn-key site security systems to international customers.

       The Company was formed in 1996 for the purposes of becoming a holding company, effecting a reorganization and a combination of certain affiliated entities and carrying out an initial public offering of common stock which was completed on November 15, 1996. Pursuant to the terms of the offering, the Company issued 2,048,000 shares of common stock at $9.00 per share (Note 17).

       The accompanying consolidated financial statements of the Company consist of the following subsidiaries:

              O'Gara-Hess & Eisenhardt Armoring Company (OHE) - OHE is a Delaware corporation whose principal business is the armoring of commercial and military vehicles for the U.S. Government, foreign governments, large foreign and domestic corporations and individuals.

              O'Gara Satellite Networks, Limited (Satellite Ltd.), and its sister corporation, O'Gara Satellite Networks, Inc. (Satellite Inc.) (collectively "OSN") - OSN is engaged in the business of providing satellite communication equipment and services primarily to European and Middle Eastern customers.

              O'Gara-Hess & Eisenhardt Armoring Company Limited (Limited) - Limited is an Irish corporation that historically was engaged in the armoring of commercial vehicles primarily for Middle Eastern governments, large foreign corporations and individuals. Pursuant to the corporate reorganization on October 28, 1996, OHE succeeded to substantially all of the businesses formerly carried out by Limited either directly or through subsidiary corporations.

              O'Gara-Hess & Eisenhardt de Mexico S.A. de C.V. (OHEM) - OHEM, a 100% owned Mexican subsidiary of OHE, was formed in 1995 for the purpose of producing light armored commercial vehicles primarily for customers in Mexico.

              O'Gara-Hess & Eisenhardt do Brasil (OHEB) - OHEB, a 75% owned Brazilian subsidiary of OHE, was formed in 1996 for the purpose of producing armored commercial vehicles primarily for customers in South America (Note 17).

              O'Gara Security International, Inc. (OSI) - OSI, a Delaware corporation and a 100% owned subsidiary of OHE, was formed in 1996 for the purpose of providing security products and services in the former Soviet Union.

              O'Gara-Hess & Eisenhardt, S.r.l. (Italy) - Italy, a 90% owned Italian subsidiary of OHE was formed in 1992 for the purpose of facilitating contract manufacturing of armored commercial vehicles by an unrelated manufacturer.

       In connection with the Company's public equity offering, the above entities and respective shareholders entered into a reorganization plan on October 28, 1996 which resulted in the following:

              (1) The shareholders of OHE transferred their ownership interests in OHE to the Company in exchange for 3,689,476 shares of common stock of the Company. The ratio of exchange was 272.95 shares of Company common stock for each share of OHE stock.

              (2) The Company acquired all of the equity ownership of Satellite Limited from the shareholders of Satellite Limited in exchange for 922,370 shares of common stock of the Company. The ratio of exchange was 793.1 shares of Company common stock for each share of OSN stock.

              (3) OHE acquired substantially all of the assets and assumed certain selected liabilities of Limited for consideration (including OHE's interest in O'Gara Overseas Services, S.A.), which the Board of Directors of the Company believed represented the fair value of such assets and liabilities.

       Prior to the initial public offering, all entities that now comprise the Company were owned or controlled by substantially the same shareholders, with one such shareholder owning or controlling approximately 86% to 88% of each entity. Accordingly, the accompanying consolidated financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of the Company on a consolidated basis for all periods presented. All significant balances and transactions between the consolidated entities have been eliminated in these consolidated statements.

(2)    Summary of Significant Accounting Policies-
       --------------------------------------------

       (a) REVENUE RECOGNITION--Revenue related to government contracts and most commercial contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production.

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

        (b) TRADE ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS--The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:

                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                          1996                1995
                                                                                          ----                ----

              United States Military:
                   Billed receivables                                                 $  1,461,491        $2,322,553
                   Costs and estimated earnings in excess of billings on
                     uncompleted contracts                                              10,189,891         6,201,466
                                                                                        ----------         ---------
                                Total United States Military                           $11,651,382        $8,524,019
                                                                                       ===========        ==========


                                                                                                 December 31,
                                                                                                -------------
                                                                                          1996                1995
                                                                                          ----                ----

              Other contracts:
                   Billed receivables                                                  $ 6,274,795        $4,772,341
                   Costs and estimated earnings in excess of billings on
                     uncompleted contracts                                               5,136,657         1,498,609
                                                                                         ---------         ---------
                                Total other contracts                                  $11,411,452        $6,270,950
                                                                                       ===========        ==========
               Total trade accounts receivable                                         $ 7,736,286        $7,094,894
                                                                                       ===========        ==========
               Total costs and estimated earnings in excess of billings on
               uncompleted contracts                                                  $ 15,326,548        $7,700,075
                                                                                      ============        ==========

              Costs and estimated earnings in excess of billings on uncompleted contracts are net of $66,180,434 and $20,385,270 of progress billings to the United States Military at December 31, 1996 and 1995, respectively.

              Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized on long-term contracts in excess of billings because amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts attributable to the United States Military will generally be billed over the next 180 days as the contract is substantially completed. Amounts receivable on other contracts are generally billed as shipments are made. It is estimated that substantially all of such amounts will be billed within one year, although contract extensions may delay certain collections beyond one year.

       (c) ADVANCES TO VENDORS--OHE and OSN periodically make advances to vendors. Such advances are non-interest bearing and are generally applied to vendor billings for shipments of inventory.

       (d) INVENTORIES--Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                     1996              1995
                                                                     ----              ----
              Raw materials                                      $4,782,321        $2,306,176
              Vehicle costs and work-in-process                   3,951,319         2,621,323
                                                                  ---------         ---------
                                                                 $8,733,640        $4,927,499
                                                                 ==========        ==========


       (e) PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

                     Buildings and improvements               5-40 years
                     Furniture and fixtures                   5- 7 years
                     Machinery and equipment                  5- 7 years

       (f) OTHER ASSETS--Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:

                                                                                                 DECEMBER 31,
                                                                        USEFUL LIFE          --------------------
                                  DESCRIPTION                             (YEARS)            1996            1995
             -------------------------------------------------            -------            ----            ----

             Advance to vendor (Notes 2(c) and 12(b))                        -              $1,825,207      $  863,447
             Goodwill, intangibles and acquisition costs (Note 3)          1-25              1,420,543          50,000
             Non-refundable deposit on an equipment lease with a
                related party (Notes 6(f) and 9)                            10                 503,858         503,858
             Non-compete agreement with a former OHEM shareholder            5                 115,000               -
             Loan origination costs                                         30                 152,940         152,940
             Advance to minority shareholder of OHEB                         -                  60,000               -
             Investment in OGM Communications, Ltd. (OGM)
                (Note 2(k))                                                  -                  69,266          25,215
             Deferred bid costs and other                                    -                  76,753          23,461
                                                                                                ------          ------
                                                                                             4,223,567       1,618,921
             Less-accumulated amortization                                                   (301,903)       (231,034)
                                                                                              --------        --------
                                                                                            $3,921,664      $1,387,887
                                                                                            ==========      ==========

              Costs applicable to bids in process are deferred when management believes it is probable that future contracts will be obtained. These costs are transferred to contract costs when contracts are awarded or are expensed when the contract award is no longer considered probable.

       (g) FOREIGN CURRENCY TRANSLATION--Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

       (h) USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (i) RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred. The Company incurred approximately $130,000, $91,000 and $69,000 for the years ended December 31, 1996, 1995 and 1994, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

       (j) ADVERTISING--The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1996, 1995 and 1994 were $638,000, $280,000 and $185,000, respectively.

       (k) INVESTMENTS--In May 1995, OSN entered into a joint venture, OGM, with Morsviazsputnik (MVS), the Russian signatory to Inmarsat and a marketer of Inmarsat mobile services. OSN owns a 49% interest in OGM. The investment in OGM was recorded at the cost of the initial capital contribution of $50,000 in May 1995 and is accounted for on the equity method. The Company's proportionate share of OGM's loss was $2,052 and $24,785 for the years ended December 31, 1996 and 1995, respectively.

       (l) SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"--In March 1996, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company adopted SFAS No. 121 in the first quarter of fiscal 1996 with no material impact.

       (m) SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION"--The Company has elected to account for the cost of its stock options utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) as allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for stock options as all stock options were granted at fair market value, as defined by the plan, at the measurement date. The pro forma disclosures required by SFAS 123 are presented in Note 16.

       (n) RECLASSIFICATIONS--Certain reclassifications have been reflected in 1995 and 1994 to conform with the current period presentation.

       (o) PREFERRED STOCK--In August 1996, the Company authorized the issuance of up to 100,000 preferred shares, $.01 par value.


(3)    Acquisitions-
       -------------

       (a) PALMER ACQUISITION--In October 1996, the Company completed the purchase of substantially all of the assets and certain liabilities of Palmer Associates, S.C. ("Palmer"), a security services provider, for approximately $1,000,000, which resulted in goodwill and intangible assets equal to the purchase price. The purchase was payable $500,000 at the closing of the Company's completion of the common stock offering (Note 17) and $250,000 each in November 1997 and 1998. The former owner will also be subject to a four year non-competition agreement, payable in annual installments of $50,000, and a two year employment agreement.

       (b) NEXT DESTINATION LIMITED ACQUISITION--On February 5, 1997, the Company completed its acquisition of all of the shares of Next Destination Limited (Next). Next, headquartered in Salisbury, United Kingdom (UK), is a distributor of high technology communication equipment for the consumer electronic, marine, aviation, professional and leisure markets in both the UK and Europe. Pursuant to the agreement, the Company acquired Next for $3.5 million, consisting of $1.75 million in shares of the Company's common stock (170,234 shares) and $1.75 million in seller-provided financing in the form of three-year 6% notes. The former managing director and founder of Next will continue to manage the business and is subject to a three year non-competition agreement.

       (c) LABBE, S.A. ACQUISITION--On February 12, 1997, the Company completed its acquisition of all of the shares of Labbe, S.A. (Labbe) for $14,230,000. Labbe, headquartered in Lamballe, France, provides vehicle armoring systems for commercial customers located mainly in Western Europe. Pursuant to an agreement signed January 21, 1997, the Company acquired all of the shares of Labbe for $10.7 million in cash, financed through funds advanced under the term loan portion of the new credit agreement (Note 7) and 376,597 shares of the Company's common stock. The former shareholders of Labbe, who were employed by Labbe prior to the acquisition, will continue in their formerly-held capacities. The former shareholders will also be subject to certain non-competition agreements upon their leaving the employment of the Company. The Company has capitalized certain transaction costs related to this acquisition as of December 31, 1996, which amounted to approximately $305,000 (Note 2(f)).

(4)    Income Taxes-
       -------------

       Prior to October 28, 1996, OHE was an S Corporation. Accordingly, OHE generally was not responsible for payment of income taxes. Rather, the respective shareholders were taxed on OHE's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements for the period prior to October 28, 1996.

       Effective with the reorganization on October 28, 1996, the Company is subject to federal and state income taxes as well as certain foreign income taxes. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

       The Company's provision for income taxes for the period October 28, 1996 through December 31, 1996 is summarized as follows:

                            Currently payable:
                                 Federal                     $371,641
                                 State                         63,000
                                 Foreign                       83,000
                                                              -------
                                                              517,641
                                                              -------
                            Deferred                                -
                                                              -------
                                                             $517,641
                                                             ========


       A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

                                                                                               1996
                                                                                    --------------------------
                                                                                    AMOUNT                RATE
                                                                                    ------                ----
         Provision for income taxes at the federal statutory
          rate                                                                      $ 2,440,046             34.0%
         State and local income taxes, net of federal benefit                            41,303             0.6
         Impact of S Corp income, prior to reorganization                            (2,087,529)          (29.1)
         Impact of foreign income, prior to reorganization                             (199,095)           (2.8)
         Change in valuation allowance                                                  176,080             2.5
         Foreign losses providing no current benefit                                    151,604             2.1
         Other                                                                           (4,768)           (0.1)
                                                                                         ------            ----
                  Provision for income taxes                                        $   517,641             7.2%
                                                                                    ===========             ===




      The components of the Company's consolidated deferred income tax asset as of December 31 are summarized below:

                                                                       1996
                                                                       ----
                Deferred tax assets:
                     Inventory reserve                            $  148,000
                     Vacation and other benefits                     220,000
                     Warranty reserve                                130,000
                     Allowance for doubtful accounts                  60,000
                     Other accruals                                  206,000
                     Foreign loss carryforwards                      152,000
                     Other                                           116,000
                     Valuation allowance                          (1,032,000)
                                                                  ----------
                                                                  $    -
                                                                  ==========

       The valuation allowance is required due to the recently completed reorganization and the uncertainty of realizing the net future tax benefit through future operations. A valuation allowance has been recorded in an amount equal to the deferred tax asset associated with the differences between the Company's basis for financial reporting and tax purposes. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.


(5)    Affiliated Entities-
       --------------------

       Affiliated entities are not included in the accompanying consolidated financial statements, and include the following:

              O'Gara Overseas Services, SA (OOS) - OOS is a Swiss corporation that, subsequent to the reorganization, is indirectly owned by the former shareholders of OHE, through Overseas International (Overseas) and O'Gara Overseas Services Trust (OOS Trust). OOS previously performed sales functions, primarily in the Middle East, Africa and Europe.

              Excel Armor Products, Inc. (Excel) - Excel is a Delaware S Corporation, owned substantially by the former shareholders of OHE, that purchases and distributes dual-hard opaque armor material and armoring products. Excel had an exclusive purchasing arrangement with a dual-hard steel producer through December 31, 1996.

              Longline Leasing, Inc. (Longline) - Longline is a Delaware S Corporation, owned substantially by the former shareholders of OHE. OHE leases certain manufacturing and production equipment from Longline. Longline and Excel have a 50/50 joint venture in a corporate aircraft. OHE has a minimum monthly usage agreement with the joint venture.

              O'Gara Protective Services, Inc. (OPS) - OPS is a Delaware corporation that provides protective training and services, primarily to foreign governments. The former shareholders of OHE own approximately 47% of OPS (see Note 12).

              Overseas International (Overseas) - In connection with the reorganization discussed in Note 1, whereby OHE acquired substantially all of the assets and assumed certain selected liabilities of Limited, Limited changed its name to Overseas.

              OLG, Limited (OLG) - OLG is an Ohio limited liability company, owned substantially by the former shareholders of OHE, which was organized in March 1996. In 1996, OLG acquired a building for approximately $1.8 million and leased the building to OHE for a one year period for $468,000.

              Excel Metal Products, Inc. (Excel Metal) - Excel Metal is a wholly-owned corporation of the former majority shareholder of OHE. Excel Metal provides management consulting services to Satellite Inc.

              Silver Springs Land and Cattle Company (Silver) - Silver is a wholly-owned corporation of the former majority shareholder of OHE that provided facilities for certain corporate meetings.


(6)    Related Party Transactions-
       ---------------------------
       (a) NOTES RECEIVABLE - SHAREHOLDER--Notes receivable, shareholder, consisted of two unsecured promissory notes in the principal amounts of $100,000 and $130,000, respectively. These notes bore interest at the rate of 8.75% per annum and were repaid upon the completion of the Company's common stock offering (Note 17). Accrued interest amounted to $3,253 at December 31, 1995.

       (b) ADVANCES TO SHAREHOLDERS--The Company periodically makes advances to certain employee-shareholders. Such advances are due on demand and are non-interest bearing. Advances to the Company's majority shareholder were $120,191 and $189,698 at December 31, 1996 and 1995, respectively. At December 31, 1996 the Company also had an advance to the minority shareholder of OHEB in the amount of $128,638.

       (c) NOTES PAYABLE - SHAREHOLDERS--OHE had the following notes payable to shareholders, which were repaid upon the completion of the Company's common stock offering (Note 17):

                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                        1996              1995
                                                                                        ----              ----

              Note payable to former minority shareholder of OHE, interest at
                 10%, payable on demand, unsecured                                     $        -      $   243,630

              Notes payable to former minority shareholders of OHE, interest at
                 7.5% through December 31, 1995, 10% thereafter, payable on
                 demand, unsecured                                                              -           65,000
                                                                                       -----------      ----------
                                                                                       $        -       $  308,630
                                                                                       ===========      ==========

              Interest cost associated with the above obligations expensed by OHE approximated $27,000, $33,000 and $38,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       (d) SALES - AFFILIATED ENTITIES--In 1995, OHE entered into a contract with Excel to provide certain manufacturing services. Total revenue recognized under this contract approximated $97,000 and $27,000 for the years ended December 31, 1996 and 1995, respectively.

              Beginning in 1995, OSN entered into certain sales contracts with MVS for the sale of portable satellite terminals. Total revenue recognized approximated $139,000 and $66,000 for the years ended December 31, 1996 and 1995, respectively.

       (e) PURCHASES - AFFILIATED ENTITIES--Prior to December 31, 1996, OHE purchased dual-hard steel used in the vehicle armoring process from Excel. Purchases were approximately $960,000 and $521,000 for the years ended December 31, 1996 and 1995, respectively.

              OSN offers satellite air time to customers through an agreement with MVS. Total purchases under this agreement were approximately $216,000 and $36,000 for the years ended December 31, 1996 and 1995, respectively.

       (f) BUILDING AND EQUIPMENT LEASES--OHE currently leases a corporate aircraft from Longline/Excel under a ten year lease agreement which began in February 1995. The lease stipulates minimum monthly payments of $35,200, with additional charges accruing for usage in excess of established base limits. In 1994, OHE leased a corporate aircraft from Longline under a five year agreement. This original lease was canceled upon the execution of the lease with Longline/Excel. The terms of the original lease and the newly executed lease required a non-refundable deposit. The original deposit of approximately $504,000 is being amortized as rental expense over the existing lease period. Rental expense, including amortization recognized, approximated $422,000, $414,000 and $365,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company paid Longline/Excel $327,000 related to usage of the corporate aircraft during the roadshow for the initial public stock offering and included such amount in issuance costs (Note 17). Management is of the opinion that the hourly rate paid by the Company was equivalent to the rate charged by Longline/Excel to other unrelated companies for IPO roadshows during 1996 and it was favorably comparable to rates charged by another unrelated charter services for similar aircraft.

              OHE is also currently leasing equipment from Longline under various three year lease agreements which began in July 1995. Rental expense approximated $381,000 and $17,000 for the years ended December 31, 1996 and 1995, respectively.

              OHE leases a manufacturing facility from OLG under a non-cancelable one year lease agreement which began in March 1996. The lease stipulates monthly payments of $39,000. Rental expense recognized approximated $376,000 for the year ended December 31, 1996.

       (g) CONSULTING SERVICES--OOS and a minority shareholder of the Company provided certain sales and marketing services for OHE and OSN. OHE recognized expense of approximately $363,000, $506,000 and $490,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Effective with the reorganization (Note 1), these services were terminated.

              In May 1993, OHE renewed an existing consulting agreement with a former shareholder whereby Excel assumed a $10,000 monthly payment which was formerly paid by OHE. In conjunction with this renewal, OHE provided a payment guarantee to the former shareholder. For the year ended December 31, 1995, OHE incurred $20,000 in expense relating to payments made under this guarantee. There were no such payments during 1996. OHE's payment guarantee expired on December 31, 1996.

              In 1996, OSN entered into a management consulting agreement with Excel Metal which stipulates monthly payments of $6,000. OSN recognized approximately $60,000 in expense in 1996 under this agreement. This agreement was terminated upon the completion of the common stock offering (Note 17).

              In 1995 and 1994, prior to joining the Company, a minority shareholder of OSN was paid $135,000 and $45,000, respectively, in conjunction with a consulting agreement. These payments were recognized in selling and marketing expenses in the accompanying consolidated statements of operations.

       (h) COMMISSIONS--In accordance with the OGM joint venture agreement with MVS (Note 2), OSN was required to pay a stipulated amount per minute for prepaid time sold to customers in the form of phone cards through June 1996. Beginning July 1, 1996, this requirement was terminated by agreement of OSN and MVS. For the year ended December 31, 1996, OSN recognized commission expense of approximately $43,000.

       (i) OTHER--During 1996, 1995 and 1994, OHE recognized approximately $3,000, $11,000 and $55,000, respectively, in expense relating to payments made to Silver for use of its facilities for corporate meetings.

       (j) SUMMARY OF RELATED PARTY TRANSACTIONS--The following summarizes transactions with related parties:

                                                                              YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                    1996             1995               1994
                                                                    ----             ----               ----

               Sales
                 to Excel                                        $  97,000        $  27,000          $      -
                 to MVS                                            139,000           66,000                 -

              Purchases
                 from Excel                                        960,000          521,000                 -
                 from MVS                                          216,000           36,000                 -

              Lease expense
                 to Longline                                       381,000           17,000           365,000
                 to Longline/Excel                                 422,000          414,000                 -
                 to OLG                                            376,000                -                 -

              Consulting service expense
                 provided by OOS                                   245,000          377,000           361,000
                 provided by minority shareholder                  118,000          129,000           129,000
                 provided by minority shareholder
                  of OSN                                                 -          135,000            45,000
                 provided by Excel Metal                            60,000                -                 -
                 provided by former shareholder                          -           20,000                 -

              Facility service fees paid to Silver                   3,000           11,000            55,000
              Commission expense to OGM                             43,000                -                 -
              Charter fee included in costs of the
                  offering (Note 17)                               327,000                -                 -




       (k)    OTHER RECEIVABLES - AFFILIATES--Other receivables - affiliates consist of the following:
                                                                                               DECEMBER 31,
                                                                                       -----------------------------
                                                                                        1996                1995
                                                                                        ----                ----

              Excel                                                                   $   210,659      $     53,057
              OPS                                                                          39,322             9,657
              OGM                                                                               -            38,669
              Longline                                                                          -            26,839
                                                                                           ------            ------

                                                                                      $   249,981       $   128,222
                                                                                      ===========       ===========

       (l)    ACCOUNTS PAYABLE - AFFILIATES--Accounts payable - affiliates consist of the following:
                                                                                               DECEMBER 31,
                                                                                           ----------------------
                                                                                           1996              1995
                                                                                           ----              ----

              OOS                                                                      $   32,921          $348,535
              MVS                                                                         177,191            29,195
              OOS Trust                                                                         -           122,000
              Longline                                                                    151,080                 -
              OGM                                                                          22,028                 -
              Overseas                                                                    149,778                 -
                                                                                          -------          --------

                                                                                        $ 532,998          $499,730
                                                                                        =========          ========

              In conjunction with the reorganization discussed in Note 1, the shareholders of OOS Trust forgave the amount owed by OHE for no consideration. OOS Trust is controlled by a shareholder of the Company and accordingly this transaction has been reflected as a contribution of capital in the accompanying consolidated statement of shareholders equity.


(7)    Revolving Lines of Credit-
       --------------------------

       OHE had a $12,000,000 revolving line of credit with a bank at December 31, 1996, which was renegotiated subsequent to year-end. Interest on the first $8,500,000 was at the bank's prime rate, which approximated 8.25% at December 31, 1996, while interest on the remaining $3,500,000 was at the bank's prime rate plus 1%. This line of credit was secured by substantially all of the assets of OHE and, on the $3,500,000 portion of the revolver, included the personal guarantees of certain former shareholders of OHE. Borrowings under this line of credit were $9,935,947 and $7,601,686 at December 31, 1996 and 1995, respectively.

       On February 11, 1997, the Company entered into a new credit agreement which provides a revolving line of credit of up to $12,000,000 through January 1998, subject to a borrowing base calculation, a term loan of $16,000,000 through January 2002, and a letter of credit facility of up to $5,500,000. Amounts outstanding under the credit agreement bear interest at the prime rate plus a percentage of up to 1.25% over the prime rate, or, at the Company's option, LIBOR plus a percentage ranging from 2.25% to 3.5%, dependent upon the calculation of certain financial ratios. Amounts outstanding under the credit agreement secured by substantially all of the Company's assets. The credit agreement includes certain financial covenants which among other restrictions, prohibits dividends, requires the maintenance of certain financial ratios, including tangible net worth and cash flow coverage, and imposes limitations on foreign investment and capital expenditures. Additionally, the agreement also requires the Company to obtain, by July 1, 1997, an interest rate protection agreement.

       OSN had a bank credit facility consisting of (i) a $1,000,000 six-month revolving loan, of which $1,000,000 was outstanding at December 31, 1995, and (ii) an available $3,000,000 six-month letter of credit of which $1,587,079 was outstanding at December 31, 1995. These balances were repaid in November, 1996 with proceeds from the offering (Note 17) and the credit facility was terminated.

       In June 1996, OHEB obtained a $500,000 line of credit with interest at prevailing Brazilian market rates. This line of credit matures on May 31, 1997 and is supported by a standby letter of credit issued by the Company's primary lender with a similar maturity. As of December 31, 1996, there were no borrowings under this line of credit.


(8)    Long-Term Debt-
       ---------------

       The components of long-term debt are as follows at:
                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                          1996               1995
                                                                                          ----               ----

        Development Bonds, variable interest rate approximating 85% of the bond equivalent yield of 13 week U.S. Treasury bills (not to exceed 12%), which approximated 3.6% at December 31, 1996, payable in scheduled installments through September 2016, subject to optional tender by the bondholders, secured by the property, plant and equipment of
           OHE, the guaranty of OHE's former majority shareholder and a bank
           letter of credit (Note 12)                                                  $ 1,525,000       $ 1,606,250
        Note payable to former shareholder of Palmer, interest at 7%, payable in
           scheduled installments through November 1998                                    505,834             -
        Mortgage note to bank, interest at 8.68%, payable in monthly installments of $2,349, including interest, through April 2003, secured by real estate and the guaranty of OHE's former majority
           shareholder                                                                    195,723           208,274
        Note payable to former shareholder of OHEM, interest imputed at 9%, due
           October 1, 1997                                                                 45,000              -




                                                                                                December 31
                                                                                          ----------------------
                                                                                          1996              1995
                                                                                          ----              ----
        Other notes payable, interest at 6.84% to 15.7%, payable in scheduled
           installments through July 2000, secured by equipment                           33,955             59,923
                                                                                      -----------      ------------
                                                                                       2,305,512          1,874,447
        Less- current portion                                                          (1,836,420)       (1,649,018)
                                                                                      -----------      ------------
                                                                                      $   469,092      $    225,429
                                                                                      ===========      ============


       Scheduled maturities of long-term debt at December 31, 1996 are as follows:

              1997, including $1,525,000 of Development Bonds subject
                    to optional tender by the bondholders                                          $1,836,420
              1998                                                                                    283,220
              1999                                                                                     23,829
              2000                                                                                     18,621
              2001                                                                                     16,210
              Thereafter                                                                              127,212
                                                                                                      -------
                                                                                                   $2,305,512
                                                                                                   ==========


(9)    Operating Leases-
       -----------------
       The Company leases certain equipment under agreements with terms from one to ten years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 1996:

                                                                   AFFILIATED
                                                                    COMPANIES           OTHER              TOTAL
                                                                    ---------           -----              -----
                    1997                                          $   883,573       $   293,373         $1,176,946
                    1998                                              703,265           207,409            910,674
                    1999                                              439,600           166,941            606,541
                    2000                                              246,400            37,143            283,543
                    2001                                              422,400                 -            422,400
                 Thereafter                                         1,513,600                 -          1,513,600
                                                                    ---------        ----------         ----------
                                                                   $4,208,838       $   704,866         $4,913,704
                                                                   ==========       ===========         ==========

       Rental expense charged against current operations amounted to approximately $1,521,000, $670,000 and $500,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

(10)   Retirement Plans-
       ------------------

       During 1991, OHE established a non-contributory profit sharing/401(k) plan covering substantially all employees. Contributions are discretionary and are determined annually by OHE's Board of Directors. Plan contribution expense charged against current operations amounted to approximately $125,000, $25,000 and $75,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Company does not maintain any other postretirement or postemployment benefit plans.


(11)   Executive Bonus Plan-
       ---------------------

       During 1993, OHE adopted an executive bonus plan, which covered four individuals. The plan awarded a bonus based on the attainment of goals stipulated in the five year business plan, ranging from 50% to 120% of the executives' base compensation. The bonus amounts were distributed 50% in cash and 50% in non-qualified stock options to purchase stock of OHE. Subject to the executives' ability to elect a decrease in the percentage of cash payments and to increase the percentage of stock options, 50% of the bonus amount was payable in cash, and the remainder in stock options. OHE issued 445 options in 1994 based on 1993's operating results and recorded compensation expense of approximately $207,000 in fiscal 1994. No options were issued in 1996 or 1995. In August 1996 the 445 options were exercised for 445 shares of OHE common stock at their $1 per share stated value (121,463 shares of the Company, giving effect to the reorganization) and the executive bonus plan was terminated.


(12)   Commitments and Contingencies-
       ------------------------------

       (a) LETTERS OF CREDIT--Under the terms of the Economic Development Revenue Bonds Agreement, OHE is required to maintain a letter of credit supporting the debt. OHE's lender is committed to providing this letter of credit through September 2, 1997. As of December 31, 1996, OHE had an outstanding letter of credit in the amount of $1,681,750.

              At December 31, 1996, OHE had standby and purchase letters of credit, issued by its primary lender, in the aggregate amount of $3,296,028.

       (b) SUPPLY AND PURCHASE AGREEMENTS--In June 1995, OSN entered into an irrevocable supply agreement with Magellan Systems Corporation ("Magellan") whereby Magellan will purchase 4,000 Compact-M portable satellite telecommunication units for delivery within two years of the first shipment, which has already occurred, at a predetermined price for a total contract value of approximately

              $16,000,000. In the agreement, OSN granted worldwide distribution to Magellan except for certain limited markets retained by OSN.

              In June 1995, in connection with the above-mentioned supply agreement, OSN entered into a firm purchase agreement with Glocom, Inc. ("Glocom"). The agreement provides for an irrevocable purchase order for the purchase of 4,000 units of the Compact-M for approximately $12,000,000. In accordance with the agreement, OSN advanced a total of $3,000,000 to Glocom for the funding of the related production costs. As of December 31, 1996 and 1995, OSN had advances to the above vendor of $2,320,307 and $1,607,597, respectively.

              As a result of certain market conditions related to the sale of the Compact M, the Company is in discussions with both Glocom and Magellan regarding reducing the number of units required under the respective purchase and supply agreements. These negotiations have not been concluded. Although the amount the Company will ultimately realize may differ materially from carrying amounts, management believes there will be no material impact on the results of future operations, or the carrying value of inventory or the advances.

              In 1996, OHEB committed to purchase 100 glass kits, valued at approximately $675,000, for delivery at various dates prior to June 1997.

       (c) EMPLOYMENT AGREEMENTS--In 1996, the Company entered into employment agreements with key officers and employees with two year terms.

       (d) OPTION TO PURCHASE OHEB MINORITY INTEREST--In August 1996, the Company entered into an option agreement to acquire the minority interest in OHEB on or prior to December 31, 1999. Under terms of the agreement, if the Company exercises its option, it will be obligated to transfer to the former shareholder, over a period of three years, common shares of the Company valued at $1,200,000. The number of shares transferred is dependent on the market value of the stock at the time of transfer. The exercise price for the purchase option increases by $100,000 for each year after 1997 through 1999.

              In conjunction with this agreement, the Company also entered into a two year employment agreement with the former shareholder.

       (e) LEGAL MATTERS--The Company is party to various legal proceedings arising from its consolidated operations. On October 9, 1996, the Company was named in a lawsuit which alleges, among other allegations, that the Company's expansion into the security services market constitutes a breach of a non-competition agreement existing with OPS and the controlling shareholder of OPS, Mr. Edward F. O'Gara, the brother of Mr. Thomas M. O'Gara, the Company's Chairman of the Board, and Mr. Wilfred T. O'Gara, the Company's Chief Executive Officer. The Company denies the assertions made by OPS in this matter. Management of the Company believes that the outcome of this, as well as other proceedings, individually and in the aggregate, will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(13)   Fair Value of Financial Instruments-
       ------------------------------------

       The fair values of significant current assets, current liabilities and long-term debt approximate their respective historical carrying amounts.


(14)   Customer and Segment Data-
       --------------------------

       (a) SEGMENT DATA--The Company operates in three business segments, the security hardware products group (Products Group), the security systems integration group (Integration Group) and the security services group (Services Group). The Products Group markets all of the Company's fully integrated ballistic and blast protected vehicle armoring systems for military, commercial and governmental clients worldwide. The Integration Group provides vital communication systems for its clients by integrating proprietary hardware and smart card billing software that operate on the International Maritime Satellite ("Inmarsat") network. The Services Group provides security-related services including, among others, business intelligence, advanced driver training and security background clearances to international customers. The following summarizes information about the Company's business segments (in 000's):

                                                          PRODUCTS          INTEGRATION  SERVICES
                                                            GROUP             GROUP       GROUP        CONSOLIDATED
                                                            -----             -----       -----        --------------
            1996
            ----
            Net sales to unaffiliated customers            $ 72,900          $  9,823    $      55         $82,778
                                                           ========          ========    =========         =======
            Operating income                               $  8,004          $    505    $       5         $ 8,514
                                                           ========          ========    =========         =======
            Identifiable assets                            $ 36,149          $  6,816    $      55         $43,020
                                                           ========          ========    =========
            Corporate assets                                                                                   918
                                                                                                           -------
            Total assets at yearend                                                                        $43,938
                                                                                                           =======
            1995
            ----
            Net sales to unaffiliated customers            $ 30,773          $  2,044    $   -             $32,817
                                                           ========          ========    =========         =======
            Operating income (loss)                        $    411          $   (588)   $   -             $  (177)
                                                           ========          ========    =========         =======
            Identifiable assets at yearend                 $ 24,493          $  3,324    $   -             $27,817
                                                           ========          ========    =========         =======
            1994
            ----
            Net sales to unaffiliated customers            $ 33,466          $    446    $   -             $33,912
                                                           ========          ========    =========         =======
            Operating income (loss)                        $  2,275          $    (44)   $   -             $ 2,231
                                                           ========          ========    =========         =======
            Identifiable assets at yearend                 $ 19,108          $    135    $   -             $19,243
                                                           ========          ========    =========         =======



              Total net sales by segment includes sales to unaffiliated customers. Intersegment sales are nominal. Operating income (loss) is total net sales less operating expenses. Operating income
              (loss) does not include the following items: interest expense, other expenses and income taxes. Depreciation expense for the Products Group for the years ended December 31, 1996, 1995 and 1994 was $780,463, $411,970 and $360,713 respectively. Capital expenditures for the Products Group for the years ended December 31, 1996, 1995 and 1994 was $2,543,168, $638,009 and $683,319,
              respectively. There were no capital expenditures or depreciation expense for the Integration Group or the Services Group during 1996, 1995 and 1994. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, certain intangible assets and certain prepaid expenses.

              The following summarizes information about the Company's different geographic areas (in 000's):

                                      UNITED
                                      STATES   FOREIGN  ELIMINATIONS CONSOLIDATED
                                      ------   -------  ------------ ------------

1996
----
Net sales to unaffiliated
 customers                            $ 75,743    $7,035   $      -    $ 82,778
Intercompany                             2,226         -     (2,226)          -
                                      --------    ------   --------    --------
         Total net sales              $ 77,969    $7,035   $ (2,226)   $ 82,778
                                      ========    ======   ========    ========
Operating income                      $  8,141    $  373   $      -    $  8,514
                                      ========    ======   ========    ========
Identifiable assets                   $ 37,384    $6,291   $   (655)     43,020
                                      ========    ======   ========
Corporate assets                                                            918
                                                                       --------
Total assets at yearend                                                $ 43,938
                                                                       ========

1995
----
Net sales to unaffiliated
customers                             $ 30,080    $2,737   $      -    $ 32,817
                                      ========    ======   ========    ========
Operating income (loss)               $   (336)   $  159   $      -    $   (177)
                                      ========    ======   ========    ========
Identifiable assets at yearend        $ 26,182    $1,635   $      -    $ 27,817
                                      ========    ======   ========    ========

1994
----
Net sales to unaffiliated
 customers                            $ 33,278    $  634   $      -    $ 33,912
                                      ========    ======   ========    ========
Operating income                      $  2,014    $  217   $      -    $  2,231
                                      ========    ======   ========    ========
Identifiable assets at yearend        $ 17,908    $1,335   $      -    $ 19,243
                                      ========    ======   ========    ========




The Company accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

              The following summarizes the Company's sales in the United States and foreign locations (in 000's):

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                         1996               1995            1994
                                                                         ----               ----            ----
              Sales to unaffiliated customers:
                   U.S. Government                                   $   51,505       $   11,514       $   15,332
                   Other United States                                    8,994            7,356            2,711
                   Middle East                                            7,598            8,582            7,795
                   Central & South America                                5,807            1,050            4,093
                   Other Foreign                                          8,874            4,315            3,981
                                                                     ----------       ----------       ----------
                                                                     $   82,778       $   32,817       $   33,912
                                                                     ==========       ==========       ==========




              Export sales by the Company's domestic operations were approximately 21%, 37% and 46% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

              The Company is subject to audit and investigation by various agencies which oversee contract performance in connection with the Company's contracts with the U.S. Government. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements. In addition, contracts with the U.S. Government may contain cost or performance incentives or both based on stated targets or other criteria. Cost or performance incentives are recorded at the time there is sufficient information to relate actual performance to targets or other criteria.

              The Company has foreign operations and assets in Brazil, Mexico, Russia and Italy. In addition, the Company sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, the Company is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

       (b) MAJOR CUSTOMERS--During the years ended December 31, 1996, 1995 and 1994 sales to three customers and their affiliated entities approximated 68%, 52% and 64%, respectively, of the Company's net sales. These customers are individually presented as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                           1996            1995            1994
                                                                           ----            ----            ----

                U.S. Government                                             62%             35%             45%
                Middle East Foreign Government A                             6%             14%              9%
                Middle East Foreign Government B                             -               3%             10%
                                                                            --              --              --
                                                                            68%             52%             64%
                                                                            ==              ==              ==

                    The year end accounts receivable balances of these customers approximated 22%, 62% and 61% of the Company's total trade receivable balance at December 31, 1996, 1995 and 1994, respectively. In addition, two other customers not included above had year end accounts receivable balances which approximated 10% and 16% of total trade accounts receivable as of December 31, 1996 and 1994, respectively.

(15)   Issuance of OHE Stock-
       ----------------------

       Prior to August 1994, OHE was indebted to Letter International Limited Irrevocable Trust (Trust), a trust for which OHE was the sole beneficiary, in the amount of $1,260,000. At the same time, the Trust was indebted in an equal amount to OHE's majority shareholder. In August 1994, the majority shareholder received from the Trust an assignment of OHE's obligation. The majority shareholder then agreed to the cancellation of this indebtedness of OHE in exchange for 2,692 shares of common stock of OHE (734,781 shares of the Company, giving effect to the reorganization).


(16)   Stock Option Plans-
       -------------------

       In 1996, the Company adopted a stock option plan (the 1996 Plan) for employees and non-employee directors. Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                                 1996
                                                                                           ---------------
              Net income
                   As reported                                                               $6,658,962
                   Pro forma                                                                 $6,636,312
              Earnings per share
                   Pro forma before SFAS No. 123 impact                                      $     0.69
                   Pro forma after SFAS No. 123 impact                                       $     0.69

       The Company may grant options for up to 400,000 shares under the 1996 Plan. The Company granted options for 180,000 shares during fiscal 1996 at the initial public offering price. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years.

       A summary of the status of the Company's stock option plan at December 31, 1996, and the change during the year then ended is presented in the table and narrative below:

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1996
                                                                -----------------
                                                             SHARES            PRICE
                                                             ------            -----
        Outstanding, beginning of year                            -             $  -
        Granted                                                180,000             9.00
        Exercised                                                 -                -
        Forfeited/Expired                                         -                -
                                                               -------          -------
        Outstanding, end of year                               180,000          $  9.00
                                                               =======          =======
        Exercisable, end of year                                  -             $   -
                                                               =======          =======

       At December 31, 1996, all 180,000 of the options have an exercise price of $9.00, a fair value of $4.98, and remaining contractual life of 10 years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996:


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                              1996
                                                              ----
              Dividend yield                                      0%
              Expected volatility                              39.3%
              Risk-free interest rate                           6.5%
              Expected lives                               7.5 years


(17)   Initial Public Offering-
       ------------------------

       On November 15, 1996, the Company completed its initial public offering of common stock. The proceeds from the sale of 2,048,000 shares of common stock, including 48,000 shares issued through the underwriter's partial exercise of their over-allotment option, were used by the Company for retirement of bank debt, payment of the AAA notes described below, purchase of a manufacturing facility in Mexico, acquisition of Palmer net assets (Note 3) and transaction costs associated with the offering.

       On October 28, 1996, OHE distributed to its shareholders a dividend of $9,000,000 in the form of long-term notes (the "AAA Notes") which represented the undistributed previously taxed income of OHE as an S Corporation through the effective date of the reorganization. During 1996 the Company recognized approximately $27,000 in interest expense related to the AAA notes.


(18)   Pro Forma Information (Unaudited)-
       ----------------------------------

       (a) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS--The pro forma consolidated statements of operations information presents the pro forma effects on the historical consolidated financial information reflecting certain transactions as if they occurred on January 1, 1996. The following adjustments have been reflected in the pro forma consolidated statements of operations information:


                                                                                                 YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            --------------------
                                                                                                    1996
                     Amortization on intangible assets resulting from
                        the purchase of Palmer net assets                                           $ (101,000)
                     The elimination of interest expense relating to the
                        retirement of bank debt                                                       339,000
                     The provision for income taxes at an effective rate
                        of 40% as if the Company had filed a
                        consolidated U.S. Federal tax return                                        (2,448,000)
                                                                                                   -----------
                                       Total                                                       $(2,210,000)
                                                                                                   ===========


       (b) PRO FORMA NET INCOME PER SHARE--Pro forma net income per common share is based on the weighted average number of shares of common stock of the Company outstanding during the period (assuming the reorganization had occurred as of the beginning of the year and using the treasury stock method), plus the number of shares required to fund the distribution to shareholders and the number of shares required to repay existing debt.

              Supplemental pro forma income per share considering only the repayment of existing debt would have been $.83 for the year ended December 31, 1996, based on the weighted average number of shares of common stock outstanding during the period, plus the estimated number of shares to be issued to repay existing debt.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

         Except as set forth below, the information required in this Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The executive officers of the Company (as of March 24, 1997) are as follows:

         NAME                       AGE                       POSITION
         ----                       ---                       --------

Thomas M. O'Gara                    46               Chairman of the Board

Wilfred T. O'Gara                   39               President and Chief Executive Officer

Gary W. Allen                       42               Vice President - Operations, O'Gara-Hess & Eisenhardt
                                                        Armoring Company

Nicholas P. Carpinello              47               Executive Vice President, Secretary and Treasurer

Richard L. Curotto                  58               Vice President - Worldwide Product Development, O'Gara-
                                                        Hess & Eisenhardt Armoring Company

Abram S. Gordon                     33               Vice-President, General Counsel and Assistant Secretary

Michael J. Lennon                   40               President, O'Gara-Hess & Eisenhardt Armoring Company

Hugh E. Price                       60               President, O'Gara Security Associates

Neil P. Saldin                      50               President, O'Gara Satellite Networks Limited

         Thomas M. O'Gara is Chairman of the Board of the Company. Mr. O'Gara has been Chairman of the Board of OHE since 1990 and was OHE's Chief Executive Officer from 1990 until 1995; he has been an executive of the Company and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

         Wilfred T. O'Gara is President and Chief Executive Officer of the Company. He has been associated with the Company and its predecessors since 1983. He has been Chief Executive Officer of OHE since January 1996, was President and Chief Operating Officer of OHE from 1991 through 1995 and was Vice President - Sales and Marketing from 1988 until 1991. He also has been Vice Chairman of O'Gara Satellite Networks, Inc. since October 1995, having served as President of OSN, Inc. from January 1995 through September 1995.

     Gary W. Allen is Vice President - Operations of OHE, a position in which he has served since 1994. From 1989 until 1994 Mr. Allen was Manager of Shop Operations for the G.E. Aircraft Engines business of General Electric Company. Mr. Allen held several other management positions in operations and manufacturing with G.E. Aircraft Engines between 1984, when he joined that business, and 1989.

     Nicholas P. Carpinello is the Company's Executive Vice President, Chief Financial Officer, Secretary and Treasurer. He has held these same positions with OHE since 1993 and also has been Treasurer of OSN, Inc. since 1995. Mr. Carpinello has been associated with the Company and its predecessors since 1984. From 1975 until 1984, he was employed by Arthur Andersen LLP where he served as a manager in the audit and small business consulting divisions.

     Richard L. Curotto is Vice President - Worldwide Product Development of OHE, a position which he has held since 1992. Mr. Curotto joined OHE in September 1990 as Vice-President-Engineering. Prior to joining OHE, Mr. Curotto was an engineer, manager and executive with Stutz Motor Cars of America, Inc., a company he co-founded in 1968.

     Abram S. Gordon is Vice President, General Counsel and Assistant Secretary of the Company. Prior to joining the Company in January 1997, he was with the law firm of Taft, Stettinius & Hollister, Cincinnati, Ohio, from October 1987 until December 1996.

     Michael J. Lennon is President and Chief Operating Officer of OHE, positions he has held since January 1996. Mr. Lennon joined OHE in February 1994 as Manager of Commercial and Military Programs; he became Vice President for Sales, Marketing and Program Management in October 1994 and served OHE in that capacity through 1995. Prior to joining OHE, Mr. Lennon had 15 years' experience in manufacturing, engineering quality control and marketing with General Electric Company, which he joined in 1979. From 1990 to 1994, he was Manager of Advanced Technology Marketing for their G.E. Aircraft Engines business.

     Hugh E. Price is President, O'Gara Security Associates. During 1995 and 1996, prior to joining the Company, he was a consultant to various businesses and organizations. Until his retirement in 1995, Mr. Price had been employed by the Central Intelligence Agency since 1964. His positions with the Agency included Deputy and Associate Deputy Director for Operations (1991-1995), Chief and Deputy Chief for Counterintelligence (1988-1990) and Director of Personnel (1986-1988).

     Neil P. Saldin is President of OSN, a position he has held since 1995. Since 1995, he also has been President of OGM Communications Limited, an Irish corporation which is 49% owned by OSN. Prior to joining the Company in 1994, Mr. Saldin had served since 1988 in a variety of executive capacities with Magnavox Electronic Systems Company, most recently as Vice President, Commercial SatCom. Mr. Saldin is an electrical engineer whose experience prior to 1988 includes a number of management positions with companies in the communications software and engineering businesses.

     Officers of the Company are elected annually and serve at the discretion of the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

         Report of Independent Public Accountants

         Consolidated Balance Sheets
              -As of December 31, 1996 and 1995

         Consolidated Statements of Operations
              -For the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -For the Years Ended
              December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows
              -For the Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

         Report of Independent Public Accountants

           To The O'Gara Company:

              We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of THE O'GARA COMPANY included in this Form 10-K and have issued our report thereon dated March 19, 1997. Our audit was made for the purpose of forming on opinion on the basic consolidated financial statements taken as a whole. The schedule included below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP
           Cincinnati, Ohio
             March 19, 1997

         Schedule II - Valuation and Qualifying Accounts


                                     The O'Gara Company
                          Schedule II - Valuation and Qualifying Accounts
                         For the Years Ended December 31, 1996, 1995 and 1994
                                            (in 000's)

                                                          Additions
                                             Balance     Charged to                 Balance
                                            Beginning     Costs and                  End of
Description                                 of Period     Expenses    Deductions     Period
-----------                                 ---------     --------    ----------     ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year Ended December 31, 1996                 $109         $151         $(49)         $211
  Year Ended December 31, 1995                 $100         $ 52         $(43)         $109
  Year Ended December 31, 1994                 $145         $ 45         $(90)         $100

INVENTORY OBSOLESCENCE RESERVES:

  Year Ended December 31, 1996                 $ --         $264         $ --          $264
  Year Ended December 31, 1995                 $ --         $ --         $ --          $ --
  Year Ended December 31, 1994                 $ --         $ --         $ --          $ --



         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:  None.

(c)  Exhibits:  See the Exhibit Index beginning on page 59.

(d)  Financial Statements: None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1997.

                                      THE O'GARA COMPANY


                                      By:  /s/ Wilfred T. O'Gara
                                           -------------------------------------
                                           Wilfred T. O'Gara
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of March, 1997.


     Signature                                          Title
     ---------                                          -----

/s/ Thomas M. O'Gara*                          Chairman of the Board
--------------------------------
Thomas M. O'Gara

/s/ Wilfred T. O'Gara                          President, Chief Executive Officer and Director
--------------------------------               (principal executive officer)
Wilfred T. O'Gara

/s/ Nicholas P. Carpinello                     Executive Vice President, Secretary and Treasurer
--------------------------------               (principal financial and accounting officer)
Nicholas P. Carpinello

/s/ Raymond E. Mabus*                          Director
--------------------------------
Raymond E. Mabus

/s/ Hugh E. Price*                             President, O'Gara Security Associates and Director
--------------------------------
Hugh E. Price

/s/ Jerry E. Ritter*                           Director
--------------------------------
Jerry E. Ritter

/s/ William S. Sessions*                       Director
--------------------------------
William S. Sessions


*Pursuant to Power of Attorney


By   /s/ Nicholas P. Carpinello
     ---------------------------
     Nicholas P. Carpinello
     Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION
  ---                      -----------

3.1      Amended and Restated Articles of Incorporation of the Company*

3.2      Code of Regulations of the Company*

10.1 Credit Agreement dated February 11, 1997 between the Company and The Fifth Third Bank, LaSalle National Bank, and The Fifth Third Bank as agent.

10.2     Trust Indenture, Economic Development Revenue Bonds, Series 1986*

10.3     Loan Agreement, Economic Development Revenue Bonds, Series 1986*

10.4 Agreement to armor HMMWVs between the Company and the United States Army Tank Automotive Command, dated May 12, 1994, as amended*

10.5 Agreement to armor HMMWVs between the Company and the United States Army Tank Automotive Command, dated September 27, 1996*

10.6 Systems Technical Support Agreement between the Company and the United States Army, dated January 20, 1997

10.7     Supply agreement between O'Gara Satellite Networks Limited and Glocom,
         Inc.*

10.8 Marketing agreement between O'Gara Satellite Networks Limited and Magellan Systems Corporation*

10.9 License agreement between O'Gara Satellite Networks Limited and Morsviasputnik, dated March 21, 1995*

10.10 Lease of Mulhauser Road facility between O'Gara-Hess & Eisenhardt Armoring Company and OLG, Limited, dated March 12 1996, as amended*

10.11 Terms of Lease (English Translation) of Sao Paulo, Brazil facility between O'Gara-Hess & Eisenhardt Armoring Company do Brazil and Piero Balducci and Elvira Miriam Cob Balducci, dated March 8, 1996*

10.12    1996 Stock Option Plan*

10.13 Employment Agreement between O'Gara-Hess & Eisenhardt Armoring Company and Richard L. Curotto, dated August 23, 1996*

10.14 Employment Agreement between the Company and Thomas M. O'Gara, dated August 23, 1996*

10.15 Employment Agreement between the Company and Wilfred T. O'Gara, dated August 23, 1996*

10.16 Employment Agreement between the Company and Nicholas P. Carpinello, dated August 23, 1996*

10.17    Employment Agreement between O'Gara Satellite Networks Limited and Neil
         P. Saldin, dated August 23, 1996*

10.18 Employment Agreement between O'Gara-Hess & Eisenhardt Armoring Company and Gary W. Allen, dated August 23, 1996*

10.19 Employment Agreement between O'Gara-Hess & Eisenhardt Armoring Company and Michael J. Lennon, dated August 23, 1996*

10.20 Form of Accumulated Adjustments Account ("AAA") promissory notes to former shareholders of O'Gara-Hess & Eisenhardt Armoring Company*

10.21 Aircraft Lease between O'Gara-Hess & Eisenhardt Armoring Company and Longline Leasing, Inc. and Excel Armor Products, Inc., dated February 13, 1995, as amended*

10.22 Asset Purchase Agreement between O'Gara-Hess & Eisenhardt Armoring Company de Mexico, S.A. de C.V. and Palmer Associates, S.C. dated October 29, 1996

10.23 Asset Purchase Agreement between O'Gara-Hess & Eisenhardt Armoring Company and Palmer Associates, LTD. dated October 29, 1996

10.24 Acquisition Agreement between the Company and Next Destination Limited, dated February 5, 1997

10.25 Acquisition Agreement between the Company and Labbe, S.A., dated January 21, 1997**

10.26 Stock Purchase Agreement between O'Gara-Hess and Eisenhardt Armoring Company and Jerome E. Hoffman, Gerald O. Smith, Rosemary Smith and Katherine L. Kropp dated March 24, 1997.

11       Computation of pro forma earnings per common share

21       Subsidiaries of the registrant

24       Power of Attorney

27       Financial Data Schedule***

-------------------

* Filed as an exhibit to the Company's Registration Statement on Form S-1, No. 333-11093 and incorporated herein by reference.

** Filed as an exhibit to the Company's Current Report on Form 8-K (Date of Report: February 12, 1997) and incorporated herein by reference.

***  EDGAR filing only.