Form 10-Q
period 1997-03-31
OGARA CO /OH/
filed 1997-05-15
CIK 1020476

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------

                                   FORM 10-Q

                                   (MARK ONE)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-    THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--   THE SECURITIES AND EXCHANGE ACT OF 1934

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

                               9113 LeSaint Drive
                             Fairfield, Ohio 45014
                                 (513) 874-2112
              (Address, including zip code, and telephone number,
                      including area code of registrant's
                          principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days.  Yes __X__   No _____


 The number of shares of common stock outstanding on May 7, 1997 was 7,279,310

==============================================================================

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited) as of March 31, 1997 and December 31, 1996......................................1

              Consolidated Statements of Operations (unaudited) for the
                  Three Months Ended March 31, 1997 and 1996.................3

              Consolidated Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 1997 and 1996.................4

              Notes to Consolidated Unaudited Financial Statements...........5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................9

                                    PART II
                               OTHER INFORMATION

Item 1.       Legal Proceedings.............................................13

Item 2.       Changes in Securities.........................................13

Item 6.       Exhibits and Reports on Form 8-K..............................14

Signatures..................................................................15

Exhibit 10.1 ...............................................................16

Exhibit 11..................................................................17

                               THE O'GARA COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (unaudited)
                             (dollars in thousands)

                                                                        March 31,          December 31,
                                                                           1997                1996
                                                                       -----------         -------------
CURRENT ASSETS:
      Cash                                                               $ 4,916              $ 1,454
      Trade accounts receivable, net of allowance for
           doubtful accounts of $443 and $211 at March 31,
           1997 and December 31, 1996, respectively                       14,087                7,736
      Other receivables
           Advances to shareholders                                          108                  249
           Affiliates                                                        477                  250
      Advances to vendors                                                    922                  664
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                              17,550               15,327
      Inventories                                                         14,998                8,734
      Prepaid expenses                                                     1,312                  678
                                                                         -------              -------
               Total current assets                                       54,370               35,092

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                 1,261                  901
      Buildings and improvements                                           5,514                3,772
      Furniture and fixtures                                               2,286                1,744
      Machinery and equipment                                              4,127                2,797
                                                                         -------              -------
                                                                          13,188                9,214
      Less:  accumulated depreciation                                     (4,571)              (4,289)
                                                                         -------              -------
                                                                           8,617                4,925
                                                                         -------              -------

Costs in excess of assets acquired, net of accumulated
      amortization of $105 and $11 at March 31,
      1997 and December 31, 1996, respectively                            13,082                1,004
Other assets                                                               5,956                2,917
                                                                         -------              -------
                                                                          19,038                3,921
                                                                         -------              -------
                                                                         $82,025              $43,938
                                                                         =======              =======


The accompanying notes are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                  (unaudited)
                             (dollars in thousands)

                                                                          March 31,             December 31,
                                                                            1997                    1996
                                                                        ------------            -------------
CURRENT LIABILTIES:
      Revolving lines of credit                                            $11,600                  $ 9,936
      Current portion of long-term debt                                      4,476                    1,836
      Accounts payable
           Trade                                                            15,568                   11,087
           Affiliates                                                          256                      533
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                 1,521                    1,330
      Accrued liabilities                                                    7,776                    3,972
      Customer deposits                                                      2,395                    2,119
                                                                           -------                  -------
               Total current liabilities                                    43,592                   30,813

LONG-TERM DEBT, net of current portion                                      18,504                      469
MINORITY INTEREST                                                               32                        -

SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value, 100,000 shares
           authorized, none issued                                               -                        -
      Common stock, $.01 par value, 25,000,000
           shares authorized, 7,279,310, and 6,659,846 shares
           issued and outstanding in 1997 and 1996, respectively                73                       67
      Additional paid-in-capital                                            23,726                   17,592
      Retained deficit                                                      (3,731)                  (4,958)
      Cumulative foreign currency translation adjustment                      (171)                     (45)
                                                                           -------                  -------
               Total shareholders' equity                                   19,897                   12,656
                                                                           -------                  -------
                                                                           $82,025                  $43,938
                                                                           =======                  =======


The accompanying notes are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
                 (dollars in thousands, except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1997              1996
                                                              -----------       ------------
NET SALES                                                     $   23,817         $   21,417
COST OF SALES                                                     17,313             16,062
                                                              ----------         ----------
        Gross profit                                               6,504              5,355

OPERATING EXPENSES:

        Selling and marketing                                      1,868                996
        General and administrative                                 2,270              1,220
                                                              ----------         ----------
               Operating income                                    2,366              3,139

OTHER INCOME (EXPENSE):
        Interest expense                                            (519)              (249)
        Other, net                                                    36                (54)
                                                              ----------         ----------
               Income before minority interest
                       and provision for income taxes              1,883              2,836
Minority interest                                                      3                  -
                                                              ----------         ----------
               Income before provision for income taxes            1,880              2,836
Provision for income taxes                                           653                  -
                                                              ----------         ----------

               Net income                                     $    1,227         $    2,836
                                                              ==========         ==========
Earnings  per share                                           $     0.18
                                                              ==========
Weighted average shares outstanding                            7,005,261
                                                              ==========

UNAUDITED PRO FORMA INFORMATION:
        Gross profit                                                             $    5,355
        Selling and marketing expenses                                                  996
        General and administrative expenses                                           1,255
                                                                                 ----------
        Operating income                                                              3,104
        Interest expense                                                               (171)
        Other, net                                                                      (54)
                                                                                 ----------
               Income before provision for
                    income taxes                                                      2,879
        Provision for income taxes                                                    1,152
                                                                                 ----------
               Net income                                                        $    1,727
                                                                                 ==========
        Earnings  per share                                                      $     0.28
                                                                                 ==========
        Weighted average shares outstanding                                       6,173,728
                                                                                 ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                               Three Months Ended March 31,
                                                                             -------------------------------
                                                                               1997                   1996
                                                                             ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $  1,227               $  2,836
         Adjustments to reconcile net income to net cash
                used in operating activities
                Depreciation and amortization                                     440                    246
                Decrease (increase) in receivables                                392                   (344)
                Decrease (increase) in advances to vendors                       (258)                 2,498
                Increase in costs and estimated earnings in excess
                       of billings on uncompleted contracts                    (1,491)                (6,362)
                Increase in inventories                                        (2,077)                (4,112)
                Increase in prepaid expenses                                     (566)                (1,457)
                Increase in other assets                                         (588)                (1,848)
                Increase (decrease) in accounts payable                        (2,458)                 4,257
                Increase (decrease) in billings in excess of costs an
                       estimated earnings on uncompleted contracts                191                 (1,706)
                Increase (decrease) in accrued liabilties                      (1,020)                 1,134
                Increase in customer deposits                                     276                  2,133
                                                                             --------               --------
                       Net cash used in operating activities                   (5,932)                (2,725)
                                                                             --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment, net                         (321)                  (363)
         Purchase of Labbe, net of cash acquired                               (7,229)                     0
         Purchase of ITI, net of cash acquired                                   (477)                     0
         Investment in shareholder and affiliate notes                              0                    233
                                                                             --------               --------
                       Net cash used in investing activities                   (8,027)                  (130)
                                                                             --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under revolving lines of credit                         1,664                  3,274
         Proceeds from long-term debt                                          15,883                      0
         Payments of long-term debt                                                 0                    (45)
         Distribution to shareholders                                               0                   (230)
         Foreign currency translation                                            (126)                     0
                                                                             --------               --------
                       Net cash provided by financing activities               17,421                  2,999
                                                                             --------               --------
NET INCREASE IN CASH                                                            3,462                    144
                                                                             --------               --------
CASH, beginning of period                                                       1,454                    324
                                                                             --------               --------
CASH, end of period                                                          $  4,916               $    468
                                                                             ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                              $172,000               $160,000
                                                                             ========               ========

         Cash paid for taxes                                                 $608,000               $106,000
                                                                             ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The O'Gara Company (the "Company") is an integrated security company with three business lines: security hardware products, security systems integration and security services. The Security Hardware Products Group markets all of the Company's armoring products, including ballistic and blast protected armoring systems for military and commercial vehicles, aircraft and missile components, through the Company's various O'Gara-Hess & Eisenhardt Armoring Company subsidiaries and Labbe, S.A ("Labbe"). The Security Systems Integration Group offers planning, design and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers through its O'Gara Satellite Networks ("OSN"), Next Destination Limited ("Next Destination") and O'Gara Security International, Inc. subsidiaries. The Security Services Group offers security-related services such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training through its O'Gara Security Associates and Palmer Associates divisions and its International Training, Inc. ("ITI") subsidiary.

         On November 15, 1996, the Company completed an initial public offering of 2,048,000 shares of common stock at $9 per share, including 48,000 shares issued through the underwriters' partial exercise of their over-allotment option. The net proceeds from the offering were used by the Company for retirement of bank debt, payment of the AAA Notes described below (Note 4), purchase of a manufacturing facility in Mexico, initial payments in connection with the acquisition of the net assets of Palmer Associates and transaction costs associated with the offering.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The accompanying consolidated financial statements consist of several entities, all of which, until October 28, 1996, were owned or controlled by substantially the same shareholders. In contemplation of the Company's initial public offering, these entities and their respective shareholders entered into a reorganization plan that was executed on October 28, 1996 (the "Reorganization"). Accordingly, the accompanying consolidated financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of the Company on a consolidated basis for all periods presented. All significant balances and transactions between the consolidated entities have been eliminated in these consolidated statements.

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

(3)      ACQUISITIONS

         The Company completed the following acquisitions during the first quarter of 1997. All three of these acquisitions were accounted for as purchases and the results of the acquired entities are included in the consolidated results of the Company from their respective dates of acquisition. The Company is still awaiting results of certain appraisals and other analysis; therefore, the allocation of purchase price is still preliminary in each case.

         (a) Next Destination Acquisition--On February 5, 1997, the Company acquired all of the shares of Next Destination for $3.5 million, consisting of $1.75 million in shares of the Company's common stock (170,234 shares) and $1.75 million in seller-provided financing in the form of three-year 6% notes. The former managing director and founder of Next Destination continues to manage the business and is subject to a three year non-competition agreement. Costs in excess of assets acquired is expected to be $3.2 million and will be amortized over 15 years.

         (b) Labbe Acquisition--On February 12, 1997, the Company acquired all of the shares of Labbe for $14,230,000 consisting of $10.7 million in cash, financed through funds advanced under the term loan portion of the new credit agreement, and 376,597 shares of the Company's common stock. The former shareholders of Labbe, who were employed by Labbe prior to the acquisition, continue in their formerly-held capacities. The former shareholders also are subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $7.0 and will be amortized over 30 years.

         (c) ITI Acquisition-On March 24, 1997, the Company acquired all of the shares of ITI for $2,540,000, consisting of $0.5 million in cash, financed through the new credit agreement, 68,086 shares of the Company's common stock, and $1.2 million in seller provided financing in the form of 2-year, 10%, subordinated notes. The former shareholders of ITI, who were employed by ITI prior to the acquisition, continue in their formerly-held capacities. The former shareholders are also subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $2.0 million and will be amortized over 15 years.

         In connection with the acquisitions of Labbe, Next Destination and ITI, assets were acquired and liabilities were assumed as follows (in thousands):

                                                    Next
                                                Destination            ITI               Labbe
                                               ---------------    --------------     --------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                                  -                $23              $3,501
    Accounts receivable                              $1,830                310               4,690
    Inventories                                       1,276                  -              $2,911
    Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                           -                  -                 732
    Prepaid expenses                                      -                  4                  64
    Property, plant & equipment                          80                213               3,360
    Intangible assets                                     -                  -                 802
    Other non-current assets                              -                 12               2,357
    Goodwill                                          3,207              2,015               6,961
                                                   --------           --------           ---------
                                                      6,393              2,577              25,378
    Less:  Cash paid for net assets                       -               (500)            (10,730)
           Fair value of debt issued                 (1,575)            (1,231)                  -
           Fair value of stock issued                (1,851)              (810)             (3,435)
                                                   --------           --------           ---------
                                                     $2,967                $36             $11,213
                                                   ========           ========           =========
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and acquisition
      costs                                          $2,967                $19              $9,710
    Debt                                                  -                 17               1,503
                                                   --------           --------           ---------
                                                     $2,967                $36             $11,213
                                                   ========           ========           =========

(4) S CORPORATION DISTRIBUTION

         From 1988, when O'Gara-Hess & Eisenhardt Armoring Company ("OHE") elected S Corporation status until October 28, 1996, when that status terminated, OHE had made distributions from time to time to its shareholders for the purpose of funding their income tax payments on the income generated by OHE, which income was taxable to the shareholders whether or not distributed. In connection with the Reorganization, OHE distributed to its shareholders a dividend of $9.0 million in the form of long-term notes (the "AAA Notes"), which represented the undistributed previously taxed income of OHE as an S Corporation through the effective date of the Reorganization.

(5) PROVISION FOR INCOME TAXES

         During the time OHE was treated as an S Corporation under Subchapter S of the Code and comparable provisions of certain state tax laws, it paid no federal income tax. On October 28, 1996, OHE terminated its S Corporation status and, from that date forward, is responsible for federal and state income tax.

(6) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and includes the following (in thousands):

                                         March 31,          December 31,
                                           1997                 1996
                                      ---------------     ---------------
                                                  (unaudited)
Raw materials.  . . . . . . . . . . .          $5,914            $4,782
Vehicle costs and work-in-process . .           9,084             3,952
                                             --------           -------
                                              $14,998            $8,734
                                             ========           =======

(7) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS (UNAUDITED)

         The pro forma consolidated statements of operations information presents the pro forma effects on the historical consolidated financial information reflecting certain transactions as if they occurred on January 1, 1996. The following adjustments have been reflected in the pro forma consolidated statements of operations information (in thousands):

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 1996
                                                      -----------------------
Amortization on intangible assets resulting
from the purchase of Palmer Associates, S.C. . . .                    $ (35)

The elimination of interest expense relating
to the retirement of bank debt.  . . . . . . . . . .                     78

The provision for income taxes at an effective rate
of 40% as if OHE had been a C Corporation and as if
the Company had filed a consolidated U.S. Federal
tax return . . . . . . . . . . . . . . . . . . . . .                 (1,152)
                                                                   --------

Total. . . . . . . . . . . . . . . . . . . . . . . .               $ (1,109)
                                                                   ========

(8) NEW PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective for fiscal years ending after December 15, 1997. The new standard replaces primary earnings per share ("EPS") with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the fourth quarter of 1997 with no material impact anticipated.

(9) SUPPLEMENTAL CASH FLOW DISCLOSURE

     Non-cash activity (in thousands):

                                                              1997       1996
                                                              ----       ----
         Fair value of stock issued in connection with
         acquisition of ITI...................................$810          -
         Notes issued in connection with acquisition
         of ITI.............................................$1,231          -
         Fair value of stock issued in connection
         with acquisition of Next Destination...............$1,851          -
         Notes issued in connection with acquisition
         of Next Destination................................$1,575          -
         Fair value of stock issued in connection with
         acquisition of Labbe...............................$3,435          -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The O'Gara Company is an integrated security company with three business lines: security hardware products, security systems integration and security services. The Security Hardware Products Group markets all of the Company's armoring products, including ballistic and blast protected armoring systems for military and commercial vehicles, aircraft and missile components, through the Company's various O'Gara-Hess & Eisenhardt Armoring Company subsidiaries and Labbe, S.A. The Security Systems Integration Group offers planning, design and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers through its O'Gara Satellite Networks, Next Destination Limited and O'Gara Security International, Inc. subsidiaries. The Security Services Group offers security-related services such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training through its O'Gara Security Associates and Palmer Associates divisions and its International Training, Inc. subsidiary.

         The Company's net sales of commercial armoring products for the three months ended March 31, 1997 were $11.3 million, an increase of $4.4 million or 64%, compared to $6.9 million for the three months ended March 31, 1996. Overall, the Company's net sales in the first quarter of 1997 increased to $23.8 million, compared to $21.4 million for the first quarter of 1996, an increase of 11%. The increase in revenue, both in commercial armoring and overall, was due primarily to the inclusion of operating results from acquisitions made by the Company in the first quarter of 1997 ( the "Acquisitions"), along with continued growth in the Company's start-up operations, especially in Brazil and Mexico, partially offset by a decrease in net sales of military products due to a return to more normal levels of military production. The Company made the following acquisitions in the first quarter of 1997 and the results of the acquired entities are included from the dates of their respective acquisitions:

         1) On February 5, 1997, the Company completed the acquisition of all of the shares of Next Destination of Salisbury, UK, a distributor of high technology products for the global positioning satellite and satellite communication markets. Next Destination was the primary source for the increase in net revenue reported by the Security Systems Integration Group in 1997 compared to 1996.

         2) On February 12, 1997, the Company completed the acquisition of all of the shares of Labbe, a leading armorer of commercial and private vehicles headquartered in Lamballe, France. The acquisition of Labbe had a substantial positive effect on the level of reported commercial revenue generated by the Security Hardware Products Group.

         3) On March 24, 1997, the Company completed the acquisition of all of the shares of ITI, a provider of advanced security training headquartered near Washington, D.C. ITI will report revenue through the Company's Security Services Group.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                          FOR THE THREE MONTHS ENDED
                                                   MARCH 31,
                                  -------------------------------------------
                                        1997                      1996
                                        ----                      ----
Security hardware products:
   Military                                 39.7%                     60.8%
   Commercial                               47.3                      32.1
Security systems integration                11.7                       7.1
Security services                            1.3                       -
                                         -------                   -------
    Total net sales                        100.0%                    100.0%
Cost of sales                               72.7                      75.0
                                         -------                   -------
    Gross profit                            27.3                      25.0
Operating expenses:
    Selling and marketing                    7.8                       4.7
    General and administrative               9.5                       5.7
                                         -------                   -------
Operating income                             9.9                      14.7
Other income (expense):
    Interest expense                        (2.2)                     (1.2)
    Other, net                               0.1                      (0.3)
                                         -------                   -------
Income before minority
    interest and provision
    for income taxes                         7.9                      13.2
Minority interest                            -                         -
                                         -------                   -------
Income before provision for
    income taxes                             7.9                      13.2
  Provision for income taxes                 2.7                       -
                                         -------                   -------
Net income                                   5.2%                     13.2%
                                         =======                   =======


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Net Sales. Net sales for the Security Hardware Products Group for the three months ended March 31, 1997 were $20.7 million, an increase of $0.8 million or 4.1%, from $19.9 million in the same period in 1996. This increase includes net sales of commercial armoring products, which increased $4.4 million or 64.1% from $6.9 million in 1996 to $11.3 million in 1997, and net sales of military armoring products, which decreased $3.6 million or 27.6% from $13.0 million in 1996 to $9.4 million in 1997. The 1996 net sales of military products were favorably affected by a request by the U.S. Government to accelerate the armoring of High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") and the manufacture of HMMWV armor kits. HMMWV armoring by the Company returned to a non-accelerated level in 1997. Net sales for the Security Integration Group increased $1.3 million in the three months ended March 31, 1997, or 83.7%, from $1.5 million in the same period in 1996, to $2.8 million. Net sales in the first quarter of 1997 for the Security Services Group were $0.3 million. There were no net sales for the Security Services Group in the first quarter of 1996.

     Cost of Sales. Cost of sales for the three months ended March 31, 1997 increased $1.2 million or 7.8% to $17.3 million from $16.1 million in the same period in 1996. The increase in cost of sales was due to increased activity resulting from the Acquisitions. Gross profit as a percentage of net sales was 27.3% for the first quarter of 1997 as compared to 25.0% in the first quarter of 1996. As contracts are completed under percentage of completion accounting, actual cost and gross profit may be revised from previously estimated amounts as a result of the Company's performance in completing the requirements of each contract. Gross profit was favorably effected in the first quarter of 1997 by adjustments resulting from contracts completed.

     The Company continues to expect that future margin percentages will be higher than experienced in 1995 and 1996 due to the effect of increased sales from foreign subsidiaries and a more favorable mix of commercial revenue in comparison with military revenue; however, it does not, in future periods, expect to maintain the level of gross margin percent reached in the first quarter of 1997.

     Operating expenses. Operating expenses for the three months ended March 31, 1997 increased $1.9 million or 86.7% to $4.1 million, compared to $2.2 million in the same period in 1996. The dollar increase was primarily attributable to an increased level of overhead expenses included in the Company's operations resulting from the Acquisitions. Additionally, the Company experienced an increase, from 10.3% in the first quarter of 1996 to 17.4% in the first quarter of 1997, in the percentage of operating expenses compared to net sales. This increase was primarily attributable to the full effect of expenses incurred by start-up operations that were not in place in the first quarter of 1996 along with increases in corporate overhead.

     Interest expense. Interest expense for the three months ended March 31, 1997 increased $0.3 million or 108.4% to $0.5 million, compared to $0.2 million in the same period in 1996. This increase was a result of the financing to fund the Acquisitions. The Company expects interest expense will be significantly higher in 1997 compared to 1996.

     Income before provision for income taxes. Income before provision for income taxes for the three months ended March 31, 1997 decreased to $1.9 million, a change of 33.7%, compared to $2.8 million for same period in 1996. As previously noted, the Company's 1996 results were positively affected by a U.S. Government request to accelerate the armoring of HMMWVs and the purchase of HMMWV kits. The Company was able to administer the requested production schedule without a corresponding increase in its overhead expenses. This resulted in a higher level of profitability in the first quarter of 1996 compared to the same period in 1997. Additionally, with the increase in revenues in the first quarter of 1997 primarily attributable to commercial customers, the operations put in place by the Company necessary to attain that revenue growth required a more overhead intensive structure, including requirements for personnel and facilities, than experienced in 1996. While total operating expenses will show an increase in 1997 in comparison with 1996, the Company currently expects to experience a reduction in the percentage of operating expense to net revenue in 1997 compared with 1996, as a result of an increased level of business activity.

     Provision for income taxes. The provision for income taxes was $0.7 million for the three months ended March 31, 1997. There was no provision for income taxes recorded for the period ending March 31, 1996 due to the Company's S Corporation status which was terminated on October 28, 1996 in conjunction with the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by net income and depreciation and amortization.

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

     On May 7, 1997, there was $16.0 million outstanding on the term loan, and $11.6 million outstanding on the revolving credit agreement associated with the credit facility. The Company believes that borrowings from the credit facility along with cash provided by net income and depreciation and amortization will be sufficient to fund the Company's cash requirements through 1997, without taking into consideration significant expansion of operations or additional acquisitions, both of which would require additional working capital. The Company continues to review strategic opportunities and other sources of working capital.

     Cash flows from operating activities. Net cash used in operating activities was $5.9 million and $2.7 million for the three months ended March 31, 1997 and 1996, respectively. This change was primarily due to a decrease in the level of outstanding accounts payable from the end of the year. The additional borrowing capacity gained as part of the new credit agreement allowed the Company to reduce the amount of outstanding payables during the first quarter of 1997. Additionally, there were continued increases in inventory levels and costs and estimated earnings in excess of billings on uncompleted contracts due to the increase in business activity.

     Capital expenditures. Historically, the Company has limited its capital expenditure requirements by leasing certain facilities and equipment. Capital expenditures totaled $0.3 million for the three months ended March 31, 1997, and $0.4 million for the same period in 1996. The credit facility currently in place contains a requirement that the Company not exceed $1.5 million in capital expenditures in 1997, exclusive of assets associated with acquisitions.

     In addition to capital expenditures, the Company used $7.7 million in net cash in connection with the acquisitions of Labbe and ITI in the first quarter of 1997.

     Cash flows from financing activities. Net cash provided by financing activities was $17.4 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively. The increase in 1997 was due primarily to the term loan executed as part of the credit agreement completed in the first quarter of 1997, the substantial portion of which was used to fund the acquisitions of Labbe and ITI.

     Foreign operations. The Company attempts to mitigate the risks of doing business in foreign developing countries by separately incorporating its operations in such countries; entering into contracts providing for payment in U.S. dollars instead of the local currency in certain instances; maintaining reserves for credit losses; and maintaining insurance on equipment to protect against losses related to political risks and terrorism.

     Quarterly fluctuations. The Company's operations are not seasonal, but may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements which may involve the acceleration of deliveries under a contract at a customer's request, such as occurred with the HMMWV contract in 1996. The Company's liquidity may be affected by the payment terms of its Department of Defense and certain foreign government contracts.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Certain of the services offered by the Company's Security Services Group are similar to activities carried on by O'Gara Protective Services, Inc. ("OPS"), in which certain shareholders of the Company have approximately a 47% interest, but which is controlled by Edward F. O'Gara III, the brother of Thomas M. O'Gara and Wilfred T. O'Gara, the Company's Chairman of the Board and Chief Executive Officer, respectively. On October 9, 1996, OPS and Edward F. O'Gara III filed a complaint against the Company, O'Gara-Hess & Eisenhardt Armoring Company ("OHE") and Thomas M. O'Gara in the Federal District Court for the Southern District of Ohio (O'Gara Protective Services, Inc., et al. v. The O'Gara Company, et al., No. C-1-96-979). The complaint alleges: that Thomas M. O'Gara and OHE agreed not to compete with OPS and that the Company's plan to enter the security services market constitutes a breach of the agreement; that Thomas M. O'Gara breached unspecified fiduciary duties which he owed to OPS by virtue of his status as a director and significant shareholder of OPS; and that the Company's plan to enter the security services market constitutes a violation of the Lanham Act, which prohibits false advertising and use of an established corporate name in such a manner as to confuse consumers, as well as unfair competition in violation of the Ohio Deceptive Trade Practices Act and common law. The plaintiffs are seeking a preliminary and permanent injunction prohibiting OHE and Thomas M. O'Gara from using the name O'Gara "in connection with the provision of security services, or from otherwise competing with OPS in the market for security services" and an award to OPS of any profits earned by OHE in connection with the provision of such services, as well as costs, punitive damages and attorneys' fees. The Company denies the assertions made by OPS in the complaint. The Company believes it has strong defenses to this action and will continue to contest the matter vigorously.

     Other than as set forth above, the Company is not involved in any litigation or legal proceedings at this time and is not aware of any material litigation or proceeding threatened against it.

ITEM 2.  CHANGES IN SECURITIES

     On February 5, 1997, the Company issued 170,234 shares of its common stock to three shareholders of Next Destination in connection with the acquisition of all of Next Destination's common stock.

     On February 12, 1997, the Company issued 376,597 shares of its common stock to Alian S.A.R.L., one of the shareholders of Labbe, in connection with the acquisition of all of Labbe's common stock.

     On March 24, 1997, the Company issued 68,086 shares of its common stock to the four shareholders of ITI in connection with the acquisition of all of ITI's common stock.

     On March 24, 1997, the Company issued 4,547 shares of its common stock to certain officers of the Company in connection with the annual bonus program.

     All of the share issuances described above were made without registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Second Lease Amendment dated March 31, 1997 between OLG Limited and O'Gara-Hess & Eisenhardt Armoring Company.

          11    Computation of Earnings Per Common Share and Pro Forma Earnings
                   Per Common Share

          27    Financial Data Schedule (Edgar version only)

     (b)  Reports on Form 8-K.

          During the quarter ended March 31, 1997, the Company filed the following current reports on Form 8-K:

               -Date of Report: January 23, 1997; Items 5 and 7(c), reporting a definitive agreement to acquire Labbe S.A.

               -Date of Report: February 5, 1997; Items 5 and 7(c), reporting the completion of the acquisition of Next Destination, Limited.

               -Date of Report: February 12, 1997; Items 2 and 7(c), reporting the completion of the acquisition of Labbe S.A. This report subsequently was amended, on April 30, 1997, to file the consolidated financial statements of Labbe S.A. as of and for the years ended December 31, 1995 and 1996 and pro forma financial information for the Company, as required by Items 7(a) and (b).

               -Date of Report: March 31, 1997; Item 5, reporting the award of a contract to Up-Armor HMMWVs for the U.S Military.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May, 1997.

                                        THE O'GARA COMPANY

                                        By /s/ NICHOLAS P. CARPINELLO
                                           ---------------------------
                                               Nicholas P. Carpinello
                                               Executive Vice President, and
                                               Chief Financial Officer