Form 10-Q
period 1997-06-30
OGARA CO /OH/
filed 1997-08-14
CIK 1020476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                                   (MARK ONE)
            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          -----      THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

          ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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

        The number of shares of common stock outstanding on August 10, 1997 was 7,279,310

                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited) as of June 30, 1997 and December 31, 1996............................................................................ 1

              Consolidated Statements of Operations (unaudited) for the Three and Six Months
                  Ended June 30, 1997 and 1996..................................................................... 3

              Consolidated Statements of Cash Flows (unaudited) for the Six Months
                  Ended June 30, 1997 and 1996..................................................................... 4

              Notes to Consolidated Unaudited Financial Statements................................................. 5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................10

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings ...................................................................................16

Item 2.       Changes in Securities ...............................................................................16

Item 6.       Exhibits and Reports on Form 8-K ....................................................................16

Signatures.........................................................................................................17


Item 1. Financial Statements

                               THE O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                             (dollars in thousands)
                                                                June 30,       December 31,
                                                                  1997             1996
                                                                --------       ------------
    CURRENT ASSETS:
        Cash and equivalents                                     $ 7,874          $ 1,454
        Marketable securities                                      3,011                -
        Trade accounts receivable, net of allowance for
            doubtful accounts of $467 and $211 at June 30,
            1997 and December 31, 1996, respectively              20,064            7,736
        Other receivables
            Advances to shareholders                                  69              249
            Affiliates                                               398              250
        Advances to vendors                                          505              664
        Costs and estimated earnings in excess of
            billings on uncompleted contracts                     12,616           15,327
        Inventories                                               15,211            8,734
        Prepaid expenses                                           1,590              678
                                                                 -------          -------
                Total current assets                              61,338           35,092

    PROPERTY, PLANT, AND EQUIPMENT, at cost
        Land                                                       1,255              901
        Buildings and improvements                                 5,525            3,772
        Furniture and fixtures                                     2,080            1,744
        Machinery and equipment                                    5,074            2,797
                                                                 -------          -------
                                                                  13,934            9,214
        Less:  accumulated depreciation                           (4,851)          (4,289)
                                                                 -------          -------
                                                                   9,083            4,925
                                                                 -------          -------

    Costs in excess of assets acquired, net of accumulated
        amortization of $215 and $11 at June 30,
        1997 and December 31, 1996, respectively                  12,949            1,004
    Other assets                                                   6,377            2,917
                                                                 -------          -------
                                                                  19,326            3,921
                                                                 -------          -------
                                                                 $89,747          $43,938
                                                                 =======          =======

The accompanying notes are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                             (dollars in thousands)
                                                                            June 30,     December 31,
                                                                              1997           1996
                                                                           ---------     ------------
CURRENT LIABILITIES:
         Revolving lines of credit                                         $      -       $  9,936
         Current portion of long-term debt                                    2,030          1,836
         Accounts payable-
                Trade                                                        16,703         11,087
                Affiliates                                                    1,014            533
         Billings in excess of costs and estimated
                earnings on uncompleted contracts                               732          1,330
         Accrued liabilities                                                  6,917          3,972
         Customer deposits                                                    1,610          2,119
                                                                           --------       --------
                       Total current liabilities                             29,006         30,813

LONG-TERM DEBT, net of current portion                                       39,944            469
MINORITY INTEREST                                                                45              -

SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value, 100,000 shares
                authorized, none issued                                           -              -
         Common stock, $.01 par value, 25,000,000
                shares authorized, 7,279,310, and 6,659,846 shares
                issued and outstanding in 1997 and 1996, respectively            73             67
         Additional paid-in-capital                                          23,726         17,592
         Retained deficit                                                    (2,470)        (4,958)
         Cumulative foreign currency translation adjustment                    (577)           (45)
                                                                           --------       --------
                       Total shareholders' equity                            20,752         12,656
                                                                           --------       --------
                                                                           $ 89,747       $ 43,938
                                                                           ========       ========

The accompanying notes are an integral part of these consolidated balance sheets.

                               THE O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                               ---------------------           ---------------------
                                                                 1997         1996              1997           1996
                                                               -------       -------           -------       -------
    NET SALES                                                $  28,036     $  20,104         $  51,853     $  41,521
    COST OF SALES                                               20,171        15,321            37,484        31,383
                                                             ---------     ---------         ---------     ---------
          Gross profit                                           7,865         4,783            14,369        10,138

    OPERATING EXPENSES:
          Selling and marketing                                  1,926         1,163             3,794         2,159
          General and administrative                             2,851         2,066             5,121         3,286
                                                             ---------     ---------         ---------     ---------
                Operating income                                 3,088         1,554             5,454         4,693

    OTHER INCOME (EXPENSE):
          Interest expense                                        (885)         (364)           (1,404)         (613)
          Other, net                                               293           (24)              329           (78)
                                                             ---------     ---------         ---------     ---------
                Income before minority interest,
                      provision for income taxes and
                      extraordinary item                         2,496         1,166             4,379         4,002
    Minority interest                                               71             -                74             -
                                                             ---------     ---------         ---------     ---------
                Income before provision for income taxes
                      and extraordinary item                     2,425         1,166             4,305         4,002
    Provision for income taxes                                     970             -             1,623             -
                                                             ---------     ---------         ---------     ---------
                Income before extraordinary item                 1,455         1,166             2,682         4,002
    Extraordinary item, cost of early extinguishment
          of debt, net of $129 tax benefit                         194             -               194             -
                                                             ---------     ---------         ---------     ---------

                Net income                                   $   1,261     $   1,166         $   2,488     $   4,002
                                                             =========     =========         =========     =========
    Earnings per share                                       $    0.17                       $    0.35
                                                             =========                       =========
    Weighted average shares outstanding                      7,294,600                       7,141,389
                                                             =========                       =========

    UNAUDITED PRO FORMA INFORMATION:
          Gross profit                                                     $   4,783                       $  10,138
          Selling and marketing expenses                                       1,163                           2,159
          General and administrative expenses                                  2,101                           3,356
                                                                           ---------                       ---------
          Operating income                                                     1,519                           4,623
          Interest expense                                                      (286)                           (457)
          Other, net                                                             (24)                            (78)
                                                                           ---------                       ---------
                Income before provision for
                     income taxes                                              1,209                           4,088
          Provision for income taxes                                             483                           1,635
                                                                           ---------                       ---------
                Net income                                                 $     726                       $   2,453
                                                                           =========                       =========
          Earnings per share                                               $    0.12                       $    0.40
                                                                           =========                       =========
          Weighted average shares outstanding                              6,173,728                       6,173,728
                                                                           =========                       =========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)
                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               1997          1996
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $  2,488       $ 4,002
      Adjustments to reconcile net income to net cash
          used in operating activities
          Depreciation and amortization                                           908           317
          Minority interest                                                        13          --
          Decrease (increase) in receivables                                   (5,546)          602
          Decrease in advances to vendors                                         159           157
          Increase (decrease) in costs and estimated earnings in excess
               of billings on uncompleted contracts                             3,443        (4,452)
          Increase in inventories                                              (2,290)       (2,345)
          Increase in prepaid expenses                                           (844)         (137)
          Increase in other assets                                             (1,076)         (622)
          Increase (decrease) in accounts payable                                (575)          229
          Decrease in billings in excess of costs and
            estimated earnings on uncompleted contracts                          (598)       (1,236)
          Increase (decrease) in accrued liabilities                           (1,879)          385
          Increase (decrease) in customer deposits                               (509)        1,856
                                                                             --------       -------
               Net cash used in operating activities                           (6,306)       (1,244)
                                                                             --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property,  plant and equipment, net                         (1,064)         (787)
      Purchase of Labbe, net of cash acquired                                  (7,229)         --
      Purchase of ITI, net of cash acquired                                      (377)         --
      Purchase of marketable securities                                        (3,011)
      Investment in shareholder and affiliate notes                              --            (317)
                                                                             --------       -------
               Net cash used in investing activities                          (11,681)       (1,104)
                                                                             --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under revolving lines of credit              (9,936)        3,457
      Proceeds from long-term debt                                             34,875          --
      Payments of long-term debt                                                 --             (80)
      Repayment of shareholder notes                                             --             (40)
      Distribution to shareholders                                               --            (230)
      Foreign currency translation                                               (532)            5
                                                                             --------       -------
               Net cash provided by financing activities                       24,407         3,112
                                                                             --------       -------
NET INCREASE IN CASH AND EQUIVALENTS                                            6,420           764
                                                                             --------       -------
CASH AND EQUIVALENTS, beginning of period                                       1,454           324
                                                                             --------       -------
CASH AND EQUIVALENTS, end of period                                          $  7,874       $ 1,088
                                                                             ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                 $    924       $   565
                                                                             ========       =======
      Cash paid for taxes                                                    $  1,510       $  --
                                                                             ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
    ---------------------

         The O'Gara Company (the "Company") is an integrated security company with three business lines: security hardware products, security systems integration and security services. The Security Hardware Products Group markets all of the Company's armoring products, including ballistic and blast protected armoring systems for military and commercial vehicles, aircraft and missile components, through the Company's various O'Gara-Hess & Eisenhardt Armoring Company subsidiaries and Labbe, S.A ("Labbe"). The Security Systems Integration Group offers planning, design and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers through its O'Gara Satellite Networks ("OSN"), Next Destination Limited ("Next Destination") and O'Gara Security International, Inc. subsidiaries. The Security Services Group offers security-related services such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training through its Palmer Associates division and its O'Gara Security Associates, Inc. and International Training, Inc. ("ITI") subsidiaries.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

(2) REVENUE RECOGNITION
    -------------------

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

(3)      ACQUISITIONS
         ------------

         The Company completed the following acquisitions during the first quarter of 1997. All three of these acquisitions were accounted for as purchases and the results of the acquired entities are included in the consolidated results of the Company from their respective dates of acquisition. The Company is still awaiting results of certain appraisals and other analysis; therefore the allocation of purchase price is still preliminary in each case.

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

          (b) Labbe Acquisition--On February 12, 1997, the Company acquired all of the shares of Labbe for $14,230,000 consisting of $10.7 million in cash, financed through funds advanced under the Company's credit facility, and 376,597 shares of the Company's common stock. The former shareholders of Labbe, who were employed by Labbe prior to the acquisition, continue in their formerly-held capacities. The former shareholders also are subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $7.0 million and will be amortized over 30 years.

          (c) ITI Acquisition-On March 24, 1997, the Company acquired all of the shares of ITI for $2,540,000, consisting of $0.5 million in cash, financed through the Company's credit facility, 68,086 shares of the Company's common stock, and $1.2 million in seller provided financing in the form of 2-year, 10%, subordinated notes. The former shareholders of ITI, who were employed by ITI prior to the acquisition, continue in their formerly-held capacities. The former shareholders are also subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $2.0 million and will be amortized over 15 years.

         In connection with the acquisitions of Labbe, Next Destination and ITI, assets were acquired and liabilities were assumed as follows (in thousands):

                                                    Next
                                                Destination            ITI               Labbe
                                               ---------------    --------------     --------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                                  -                $23              $3,501
    Accounts receivable                              $1,830                310               4,690
    Inventories                                       1,276                  -               2,911
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                            -                  -                 732
    Prepaid expenses                                      -                  4                  64
    Property, plant & equipment                          80                213               3,360
    Intangible assets                                     -                  -                 802
    Other non-current assets                              -                 12               2,357
    Goodwill                                          3,207              2,015               6,961
                                               ---------------    --------------     --------------
                                                     $6,393             $2,577             $25,378
    Less:  Cash paid for net assets                       -               (500)            (10,730)
               Fair value of debt issued             (1,575)            (1,231)                  -
               Fair value of stock issued            (1,851)              (810)             (3,435)
                                               ===============    ==============     ==============
                                                     $2,967                $36             $11,213
                                               ===============    ==============     ==============
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and acquisition
      costs                                          $2,967                $19              $9,710
    Debt                                                  -                 17               1,503
                                               ===============    ==============     ==============
                                                     $2,967                $36             $11,213
                                               ===============    ==============     ==============

(4) S CORPORATION DISTRIBUTION
    --------------------------

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

(5) PROVISION FOR INCOME TAXES
    --------------------------

         During the time OHE was treated as an S Corporation under Subchapter S of the Code and comparable provisions of certain state tax laws, it paid no federal income tax. On October 28, 1996, OHE terminated its S Corporation status and, from that date forward, is responsible for federal and state income tax.

(6) INVENTORIES
    -----------

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and includes the following (in thousands):

                                                     June 30,               December 31,
                                                       1997                      1996
                                                 ------------------     -------------------
                                                                (unaudited)
Raw materials.  . . . . . . . . . . . . . . . .              $7,671                 $4,782
Vehicle costs and work-in-process. . . . . . .                7,540                  3,952
                                                 -------------------    -------------------
                                                            $15,211                 $8,734

                                                 ===================    ===================

(7) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS (UNAUDITED)
    -----------------------------------------------------------------------

         The pro forma consolidated statements of operations information presents the pro forma effects on the historical consolidated financial information reflecting certain transactions as if they occurred on January 1, 1996. The following adjustments have been reflected in the pro forma consolidated statements of operations information (in thousands):

                                                                         THREE MONTHS        SIX MONTHS
                                                                             ENDED             ENDED
                                                                         JUNE 30, 1996     JUNE 30, 1996
                                                                         -------------     -------------
Amortization of intangible assets resulting from the purchase
of Palmer Associates,  S.C  ............................................      $ (35)          $   (70)

Elimination of interest expense relating to the retirement of
bank debt  .............................................................         78               156

Provision for income taxes at an effective rate of 40% as if
OHE had been a C Corporation and as if the Company had
filed a consolidated  U.S. Federal tax return ..........................       (483)           (1,635)
                                                                          ------------------------------
Total ..................................................................      $(440)          $(1,549)
                                                                          ==============================

(8) NEW PRONOUNCEMENTS
    ------------------

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), effective for fiscal years ending after December 15, 1997. The new standard replaces primary earnings per share ("EPS") with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the fourth quarter of 1997 with no material impact anticipated.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in shareholders equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS No. 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 130 will not be material.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 131 will not be material.

(9)   SUPPLEMENTAL CASH FLOW DISCLOSURE
      ---------------------------------

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.

         Non-cash activity (in thousands):
                                                                                            1997       1996
                                                                                            ----       ----
                  Fair value of stock issued in connection with
                  acquisition of ITI.........................................................$810        -
                  Notes issued in connection with acquisition
                  of ITI...................................................................$1,231        -
                  Fair value of stock issued in connection
                  with acquisition of Next Destination.....................................$1,851        -
                  Notes issued in connection with acquisition
                  of Next Destination......................................................$1,575        -
                  Fair value of stock issued in connection with
                  acquisition of Labbe.....................................................$3,435        -
                  Note payable obligation incurred and receivable forgiven in
                  connection with non-compete agreement................................         -     $115

(10) FUTURES CONTRACT
     ----------------

         The Company on occasion utilizes derivative financial instruments, primarily futures contracts, to mitigate its exposure to foreign currency rate fluctuations in transactions denominated in a foreign currency. At June 30, 1997, one such futures contract was outstanding with a bank at a contract amount in excess of its calculated fair market value. As a result, an adjustment has been recorded in Cumulative Foreign Currency Translation in the balance sheet. The contract effectively hedges the Company's exposure to foreign currency fluctuations associated with a loan to its Labbe subsidiary.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The O'Gara Company is an integrated security company with three business lines: security hardware products, security systems integration and security services. The Security Hardware Products Group markets all of the Company's armoring products, including ballistic and blast protected armoring systems for military and commercial vehicles, aircraft and missile components, through the Company's various O'Gara-Hess & Eisenhardt Armoring Company subsidiaries and Labbe, S.A. The Security Systems Integration Group offers planning, design and hardware and software integration services which are customized to meet specific satellite communications or site protection needs of customers through its O'Gara Satellite Networks, Next Destination Limited and O'Gara Security International, Inc. subsidiaries. The Security Services Group offers security-related services such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, force protection consulting and private security agent training through its Palmer Associates division and its O'Gara Security Associates, Inc. and International Training, Inc. subsidiaries.

         The Company's net sales of commercial armoring products for the six months ended June 30, 1997, were $23.7 million, an increase of $16.1 million, or 210%, compared to $7.6 million for the six months ended June 30, 1996. Overall, the Company's net sales in the first half of 1997 increased to $51.9 million, compared to $41.5 million for the first half of 1996, an increase of 25%. The increase in revenue, both in commercial armoring and overall, was due primarily to the inclusion of operating results from acquisitions made by the Company in the first quarter of 1997 ( the "Acquisitions"), along with continued growth in the Company's start-up operations, especially in Brazil and Mexico, partially offset by a decrease in net sales of military products due to a return to more normal levels of military production (see "Results of Operations" below). The Company made the following acquisitions in the first quarter of 1997 and the results of the acquired entities are included from the dates of their respective acquisitions:

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

         3) On March 24, 1997, the Company completed the acquisition of all of the shares of ITI, a provider of advanced security training headquartered near Washington, D.C. ITI reports revenue through the Company's Security Services Group.

         On August 7, 1997, The O'Gara Company announced it had reached an agreement to merge with Kroll Associates ("Kroll"), a provider of business intelligence, investigative and risk management services worldwide. The shareholders of Kroll will be issued 6,750,000 shares of Company common stock in exchange for all of the outstanding stock and options of Kroll. The transaction is expected to qualify as a pooling of interests, and should be completed during the fourth quarter of 1997. The agreement is subject to various conditions, including shareholder approval of both companies. The combined entity will be called The Kroll-O'Gara Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                            For the Three Months Ended          For the Six Months Ended
                                                     June 30,                           June 30,
                                           -----------------------------      -----------------------------
                                              1997             1996              1997             1996
                                              ----             ----              ----             ----
Security hardware products:
   Military                                     35.3%            84.7%             37.3%            72.4%
   Commercial                                   44.1              3.8              45.6             18.4
Security systems integration                    18.0             11.5              15.1              9.2
Security services                                2.6              -                 2.0              -
                                           ------------     ------------      ------------     ------------
    Total net sales                            100.0%           100.0%            100.0%           100.0%
Cost of sales                                   71.9             76.2              72.3             75.6
                                           ------------     ------------      ------------     ------------
    Gross profit                                28.1             23.8              27.7             24.4
Operating expenses:
    Selling and marketing                        6.9              5.8               7.3              5.2
    General and administrative                  10.2             10.3               9.9              7.9
                                           ------------     ------------      ------------     ------------
Operating income                                11.0              7.7              10.5             11.3
Other income (expense):
    Interest expense                            (3.2)            (1.8)             (2.6)            (1.5)
    Other, net                                   1.0             (0.1)              0.5             (0.2)
                                           ------------     ------------      ------------     ------------
Income before minority interest,
 provision for income taxes
 and extraordinary item                          8.9              5.8               8.4              9.6
Minority interest                                0.3              -                 0.1              -
                                           ------------     ------------      ------------     ------------
Income before provision for
 income taxes and  extraordinary item
                                                 8.6              5.8               8.3              9.6
    Provision for income taxes                   3.4              -                 3.1              -
                                           ------------     ------------      ------------     ------------
Income before extraordinary item
                                                 5.2              5.8               5.2              9.6
Extraordinary item                               0.7              -                 0.4              -
                                           ============     ============      ============     ============
Net income                                       4.5%             5.8%              4.8%             9.6%
                                           ============     ============      ============     ============

     Net Sales. Net sales for the Security Hardware Products Group for the three and six months ended June 30, 1997 were $22.3 million and $43.0 million, respectively. This represented an increase of $4.5 million, or 25% , over the three month period ended June 30, 1996 and an increase of $5.3 million, or 14%, over the six month period ended June 30, 1996. This includes net sales of commercial armoring products, which increased $11.6 million from $0.8 million in the second quarter of 1996 to $12.4 million in 1997, and net sales of military armoring products, which decreased $7.1 million, or 42%, from $17.0 million in the second quarter of 1996 to $9.9 million in 1997. For the six months ended June 30, 1997, net sales of commercial armoring products increased $16.1 million, or 210%, from $7.6 million to $23.7 million over the same period in 1996, and net sales of military products decreased $10.7 million, or 36%, from $30.0 million to $19.3 million. The 1996 net sales of military products were favorably affected by a request by the U.S. Government to accelerate the armoring of High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") and the manufacture of HMMWV armor kits. HMMWV armoring by the Company returned to a non-accelerated level in 1997.

     In order to complete the military production schedule dictated by the acceleration of the HMMWV contract, certain of the Company's workforce was diverted from producing commercial products to producing the HMMWV. This resulted in abnormally low levels of revenue in commercial armoring in the three and six months ended June 30, 1996. Commercial armoring at the affected subsidiaries returned to more normal levels during the first half of 1997. The reduction in commercial revenue due to the HMMWV contract acceleration and the subsequent return of normal commercial revenue levels along with the growth in 1997 from the Acquisitions and start-up operations previously discussed, combine to explain the large variation in commercial revenue between the two years.

     Net sales for the Security Integration Group were $5.0 million in the three months ended June 30, 1997, an increase of $2.7 million or 117%, from $2.3 million in the same period in 1996. For the six months ended June 30, 1997, net sales for the Security Integration Group were $7.8 million, an increase of $4.0 million or 104%, from $3.8 million for the same period in 1996. This increase is due to the acquisition of Next Destination in the first quarter of 1997 along with the continued development of security integration operations put in place in 1996.

     Net sales for the Security Services Group were $0.7 million and $1.0 million for the three and six months ended June 30, 1997, respectively. There were no net sales for the Security Services Group in the first half of 1996. Revenue for 1997 is attributable to the acquisitions of Palmer Associates in the fourth quarter of 1996 and ITI in the first quarter of 1997, and revenue booked by the Company's O'Gara Security Associates, Inc. subsidiary.

     Cost of Sales. Cost of sales for the three months ended June 30, 1997 increased $4.9 million, or 32%, to $20.2 million from $15.3 million in the same period in 1996. For the six months ended June 30, 1997, cost of sales increased $6.1 million, or 19%, from $31.4 million to $37.5 million. In both instances, the increase in cost of sales was due to increased activity resulting from the Acquisitions.

     Gross profit as a percentage of net sales was 28.1% and 27.7% for the three and six months ended June 30, 1997, respectively, as compared to 23.8% and 24.4% for the same periods in 1996. As contracts are completed under percentage of completion accounting, actual cost and gross profit may be revised from previously estimated amounts as a result of the Company's performance in completing the requirements of each contract. Gross profit was favorably affected in the three and six months ended June 30, 1997 by adjustments resulting from contracts completed.

     The Company continues to expect that future margin percentages will be higher than experienced in 1995 and 1996 due to the effect of increased sales from foreign subsidiaries and a more favorable mix of commercial revenue in comparison with military revenue; however, it does not, in future periods, expect to maintain the level of gross margin percent reached in the first half of 1997.

     Operating expenses. Operating expenses for the three months ended June 30, 1997 increased $1.6 million, or 48%, to $4.8 million, compared to $3.2 million in the same period in 1996. In the six months ended June 30, 1997, operating expenses increased from $5.4 million to $8.9 million, an increase of $3.5 million, or 64%. The dollar increase was primarily attributable to an increased level of overhead expenses included in the Company's operations resulting from the Acquisitions. Additionally, the Company experienced an increase, from 13.1% in the first half of 1996 to 17.2% in the first half of 1997, in the percentage of operating expenses compared to net sales. This increase was primarily attributable to overhead put in place throughout the organization to ensure the growth in commercial revenue seen in 1997, including investments made in its the foreign subsidiaries. In addition, corporate overhead requirements contributed to the increase. While total operating expenses will show an increase in 1997 in comparison to 1996, the Company currently expects a reduction in the percentage of operating expenses to net sales in 1997 compared to 1996, as a result of an increased level of business activity.

     Interest expense. Interest expense for the three months ended June 30, 1997 increased $0.5 million, or 143%, to $0.9 million, compared to $0.4 million in the same period in 1996. For the six months ended June 30, 1997 interest expense increased $0.8 million, or 129%, to $1.4 million from $0.6 million for the same period in 1996. In both instances, the increase was a result of the financing to fund the Acquisitions along with an increased amount of outstanding borrowings as a result of the sale of Senior Notes (see Liquidity and Capital Resources). The Company expects interest expense will continue to be significantly higher in 1997 compared to 1996.

         Other, net. Other, net income (expense) for the six months ended June 30, 1997 was $0.3 million, an increase of $0.3 million from the same period in 1996. For the three months ended June 30, 1997, Other, net was $0.3 million, an increase of $0.4 million, from ($0.1) million for the same period in 1996. In both the three and six months ended June 30, 1997, Other, net includes the effect of an agreement reached by the Company with International Electronics Engineering ("IEE") to sell the Company's exclusive rights to distribute IEE's Passenger Presence Detection sensors in the North American automotive market. These distribution rights, which sold for $0.4 million, gave the Company the exclusive right to seek additional customers and receive commissions based on sales of sensors designed to prevent automotive airbags from inflating when an infant is in the front seat.

     Income before provision for income taxes and extraordinary item. Income before provision for income taxes and extraordinary item for the three months ended June 30, 1997 increased to $2.4 million, a change of 108%, compared to $1.2 million for same period in 1996. For the six months ended June 30, 1997, income before provision for income taxes and extraordinary item increased $0.4 million, or 8%, to $4.4 million from $4.0 million. The increase in net income is the result of the inclusion of the operating results of the Acquisitions in 1997. The positive effect of the Acquisitions was partially offset by the completion of the HMMWV acceleration contract in 1996 and subsequent return to a more normal level of military production in 1997.

     As a percent of net sales, income before provision for income taxes and extraordinary item decreased from 10% to 8% for the six months ended June 30, 1997. This decrease was a result of operations put in place by the Company necessary to attain the growth in commercial revenue which required the support of a more overhead intensive structure, including requirements in personnel and facilities.

     Provision for income taxes. The provision for income taxes was $1.0 million and $1.6 million for the three and six months ended June 30, 1997, respectively. There was no provision for income taxes recorded for the three and six month periods ending June 30, 1996 due to the Company's S Corporation status which was terminated on October 28, 1996 in conjunction with the Reorganization.

     Extraordinary item. As a result of new working capital arrangements put in place by the Company (see Liquidity and Capital Resources), all prepaid fees associated with the previous financing arrangements recorded by the Company were charged against earnings as an extraordinary item in the second quarter of 1997. The amount charged is shown net of an applicable tax benefit of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by net income and depreciation and amortization.

     Credit Facility. On May 30, 1997 the Company issued and sold $35.0 million worth of Senior Notes due May 30, 2004 (the "Senior Notes"), to certain institutional investors. The Senior Notes bear interest at a rate of 9.56%, subject to a step down of the associated interest rate if the Company meets certain defined requirements. The Senior Notes impose covenant restrictions on the Company's operations, including limitations on dividends and priority debt, and constraints on specific investments, as well as requirements relating to the Company's reported net worth, fixed charges coverage and limitations on outstanding debt. Of the $35.0 million in proceeds from the sale of the Senior Notes, $26.2 million was used to pay off the term loan and revolver from the Company's previous credit agreement. The payoff also resulted in the recognition of an extraordinary charge against earnings for the bank fees associated with the previous agreement.

     On May 30, 1997, the Company entered into a new credit agreement with KeyBank National Association. The new agreement provides for a revolving line of credit of $4.5 million and a letter of credit facility of approximately $5.7 million. The revolving credit facility bears interest at the prime rate less
 .5%, or, at the Company's option, the LIBOR rate plus 2%. The credit agreement imposes requirements on the Company's reported fixed charge coverage ratio, net worth and debt capitalization, along with certain restrictions on investments, acquisitions and capital expenditures.

     The new credit agreement replaces a previous arrangement the Company entered into on February 11, 1997, with The Fifth Third Bank and LaSalle National Bank. The previous arrangement provided for (i) a one-year revolving line of credit of up to $12.0 million, (ii) a five-year term loan in the amount of $16.0 million, and (iii) a $5.5 million letter of credit facility.

     On July 31, 1997, there were no borrowings under the new revolving credit agreement. The Company believes that proceeds from the sale of the Senior Notes and borrowings from the new credit facility, along with cash provided by net income and depreciation and amortization, will be sufficient to fund the Company's cash requirements through 1997 and into 1998, without taking into account the effect of the combination with Kroll. Management will reassess the working capital requirements of the combined entity as it sees fit, and will continue to review strategic opportunities and other sources of working capital.

     Cash flows from operating activities. Net cash used in operating activities was $6.3 million and $1.2 million for the six months ended June 30, 1997 and 1996, respectively. This change was primarily due to increases in accounts receivable as a result of the growth in business activity and a reduction in accrued liabilities resulting from the close-out of certain contracts with the U.S. Government.

     Capital expenditures. Historically, the Company has limited its capital expenditure requirements by leasing certain facilities and equipment. Capital expenditures totaled $1.1 million for the six months ended June 30, 1997, and $0.8 million for the same period in 1996. The credit facility currently in place contains a requirement that the Company may not exceed $1.5 million in capital expenditures in any fiscal year.

     In addition to capital expenditures, the Company also used $7.7 million in net cash in connection with the acquisition of Labbe and ITI in the first quarter of 1997.

     Cash flows from financing activities. Net cash provided by financing activities was $24.4 million and $3.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase in 1997 was due primarily to issuance of the Senior Notes executed in the second quarter of 1997.

     Foreign operations. The Company attempts to mitigate the risks of doing business in foreign developing countries by separately incorporating its operations in such countries; entering into contracts providing for payment in U.S. dollars instead of the local currency in certain instances; maintaining reserves for credit losses; and maintaining insurance on equipment to protect against losses related to political risks and terrorism. In addition, the Company will, from time to time, attempt to mitigate the risk of doing business in a foreign currency by utilizing futures contracts and other derivative financial instruments.

     Quarterly fluctuations. The Company's operations are not seasonal, but may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements, which may involve the acceleration of deliveries under a contract at a customer's request, such as occurred with the HMMWV contract in 1996. The Company's liquidity may be affected by the payment terms of its Department of Defense and certain foreign government contracts.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 1, 1997 the Company settled the lawsuit filed against it, O'Gara-Hess & Eisenhardt Armoring Company and Thomas M. O'Gara by O'Gara Protective Services, Inc. ("OPS"). The settlement involved payment of $75,000 together with the Company's agreement not to compete against OPS with certain limited specified parties.

         Other than as set forth above, the Company is not involved in any litigation or legal proceedings at this time and is not aware of any material litigation or proceeding threatened against it.

ITEM 2.  CHANGES IN SECURITIES

         No changes to securities for the three months ended June 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Supplemental Agreement Modification to acquire
                                    360 additional armored HMMWV's between
                                    United States Army Tank Automotive Command and O'Gara-Hess and Eisenhardt Armoring Company dated March 31, 1997

                           11   Computation of Earnings Per Common Share and
                                    Pro Forma Earnings Per Common Share

                           27   Financial Data Schedule (Edgar version only)

                           99   Press release dated August 7, 1997
                                     announcing the proposed merger of The
                                     O'Gara Company and Kroll Associates.

                  (b)      Reports on Form 8-K.

                           During the quarter ended June 30, 1997, the Company filed the following current reports on Form 8-K:

                                    -Date of Report: April 30, 1997; Items 5 and 7(c), reporting The O'Gara Company first quarter earnings.

                                    -Date of Report:  May 30, 1997; Items 5 and
                                    7(c), reporting the closing of financing arrangements on the Private Placement of Senior Notes and a new credit arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August, 1997.

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