Form 10-Q
period 1997-09-30
OGARA CO /OH/
filed 1997-11-14
CIK 1020476

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)
   X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
------                        EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. Yes  X   No
                                              -----    -----

         The number of shares of common stock outstanding on November 10, 1997 was 7,279,310


================================================================================



                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets (unaudited) as of September 30, 1997 and December 31, 1996...................................................................1

           Consolidated Statements of Operations (unaudited) for the Three and Nine Months
               Ended September 30, 1997 and 1996.......................................................3

           Consolidated Statements of Cash Flows (unaudited) for the Nine Months
               Ended September 30, 1997 and 1996.......................................................4

           Notes to Consolidated Unaudited Financial Statements........................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................10

                                  PART II
                             OTHER INFORMATION
Item 1.    Legal Proceedings..........................................................................17
Item 6.    Exhibits and Reports on Form 8-K...........................................................17
Signatures............................................................................................18




                                              THE O'GARA COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                 (unaudited)
                                            (dollars in thousands)

                                                                        September 30,        December 31,
                                                                            1997                1996
                                                                      ---------------     ----------------
CURRENT ASSETS:
      Cash and equivalents                                              $      3,648        $       1,454
      Short-term investments                                                   3,893                    -
      Trade accounts receivable, net of allowance for
           doubtful accounts of $459 and $211 at September 30,
           1997 and December 31, 1996, respectively                           22,156                7,736
      Other receivables
           Advances to shareholders                                               53                  249
           Affiliates                                                            349                  250
      Advances to vendors                                                        326                  664
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                                  15,265               15,327
      Inventories                                                             16,956                8,734
      Prepaid expenses                                                         1,830                  678
                                                                      ---------------     ----------------
               Total current assets                                           64,476               35,092

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                     1,528                  901
      Buildings and improvements                                               5,581                3,772
      Furniture and fixtures                                                   2,346                1,744
      Machinery and equipment                                                  5,162                2,797
                                                                      ---------------     ----------------
                                                                              14,617                9,214
      Less:  accumulated depreciation                                         (5,127)              (4,289)
                                                                      ---------------     ----------------
                                                                               9,490                4,925
                                                                      ---------------     ----------------

Costs in excess of assets acquired, net of accumulated
      amortization of $398 and $11 at September 30,
      1997 and December 31, 1996, respectively                                12,766                1,004
Other assets                                                                   6,869                2,917
                                                                      ---------------     ----------------
                                                                              19,635                3,921
                                                                      ---------------     ----------------

                                                                        $     93,601        $      43,938
                                                                      ===============     ================




        The accompanying notes are an integral part of these consolidated balance sheets.


                                             THE O'GARA COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 (unaudited)
                                           (dollars in thousands)

                                                                         September 30,          December 31,
                                                                              1997                   1996
                                                                        ---------------        ---------------
CURRENT LIABILITIES:
      Revolving lines of credit                                         $        2,310         $        9,936
      Current portion of long-term debt                                          1,961                  1,836
      Accounts payable-
           Trade                                                                15,279                 11,087
           Affiliates                                                            1,259                    533
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                     1,131                  1,330
      Accrued liabilities                                                        7,919                  3,972
      Customer deposits                                                          1,331                  2,119
                                                                        ---------------        ---------------
               Total current liabilities                                        31,190                 30,813

LONG-TERM DEBT, net of current portion                                          40,089                    469
MINORITY INTEREST                                                                   82                      -

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 100,000 shares
           authorized, none issued                                                   -                      -
      Common stock, $.01 par value, 25,000,000
           shares authorized, 7,279,310, and 6,659,846 shares
           issued and outstanding in 1997 and 1996, respectively                    73                     67
      Additional paid-in-capital                                                23,726                 17,592
      Retained deficit                                                            (777)                (4,958)
      Cumulative foreign currency translation adjustment                          (782)                   (45)
                                                                        ---------------        ---------------
               Total shareholders' equity                                       22,240                 12,656
                                                                        ---------------        ---------------
                                                                        $       93,601         $       43,938
                                                                        ===============        ===============




        The accompanying notes are an integral part of these consolidated balance sheets.



                                                        THE O'GARA COMPANY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (unaudited)
                                           (dollars in thousands, except per share data)



                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                            -------------------------------       -------------------------------
                                                                1997             1996                 1997             1996
                                                            --------------  ---------------       --------------   --------------
NET SALES                                                    $     30,713     $     18,804         $     82,567     $     60,325
COST OF SALES                                                      22,459           13,683               59,944           45,065
                                                            --------------  ---------------       --------------   --------------
        Gross profit                                                8,254            5,121               22,623           15,260

OPERATING EXPENSES:
        Selling and marketing                                       1,831            1,201                5,625            3,400
        General and administrative                                  2,574            1,587                7,695            4,855
                                                            --------------  ---------------       --------------   --------------
               Operating income                                     3,849            2,333                9,303            7,005

OTHER INCOME (EXPENSE):
        Interest expense                                             (989)            (375)              (2,394)            (988)
        Other, net                                                    (84)            (113)                 245             (170)
                                                            --------------  ---------------       --------------   --------------
               Income before minority interest,
                       provision for income taxes and
                       extraordinary item                           2,776            1,845                7,154            5,847
Minority interest                                                      44                -                  118                -
                                                            --------------  ---------------       --------------   --------------
               Income before provision for income taxes
                       and extraordinary item                       2,732            1,845                7,036            5,847
Provision for income taxes                                          1,038                -                2,661                -
                                                            --------------  ---------------       --------------   --------------
               Income before extraordinary item                     1,694            1,845                4,375            5,847
Extraordinary item, cost of early extinguishment of
        debt, net of $129 tax benefit                                   -                -                  194                -
                                                            --------------  ---------------       --------------   --------------

               Net income                                    $      1,694     $      1,845         $      4,181     $      5,847
                                                            ==============  ===============       ==============   ==============
Earnings  per share                                          $       0.23                           $      0.58
                                                            ==============                        ==============
Weighted average shares outstanding                             7,343,221                             7,237,620
                                                            ==============                        ==============

UNAUDITED PRO FORMA INFORMATION:
        Gross profit                                                          $      5,121                          $     15,260
        Selling and marketing expenses                                               1,201                                 3,400
        General and administrative expenses                                          1,622                                 4,960
                                                                            ---------------                        --------------
        Operating income                                                             2,298                                 6,900
        Interest expense                                                              (273)                                 (730)
        Other, net                                                                    (113)                                 (170)
                                                                            ---------------                        --------------
               Income before provision for
                    income taxes                                                     1,912                                 6,000
        Provision for income taxes                                                     765                                 2,400
                                                                            ---------------                        --------------
               Net income                                                     $      1,147                          $      3,600
                                                                            ===============                        ==============
        Earnings  per share                                                   $       0.18                           $      0.56
                                                                            ===============                        ==============
        Weighted average shares outstanding                                      6,420,861                             6,420,861
                                                                            ===============                        ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                              1997                1996
                                                                                          -----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $     4,181         $    5,847
   Adjustments to reconcile net income to net cash
        used in operating activities
        Depreciation and amortization                                                           1,543                512
        Minority interest                                                                          50                  -
        Increase in receivables                                                                (7,573)            (4,128)
        Decrease in advances to vendors                                                           338                678
        Decrease (increase) in costs and estimated earnings in excess
             of billings on uncompleted contracts                                                 794             (8,398)
        Increase in inventories                                                                (4,035)            (4,604)
        Increase in prepaid expenses                                                           (1,084)               (22)
        Increase in other assets                                                               (1,744)              (981)
        Decrease in accounts payable                                                           (1,754)              (525)
        Decrease in billings in excess of costs and
             estimated earnings on uncompleted contracts                                         (199)            (1,706)
        Increase (decrease) in accrued liabilities                                               (877)               422
        Increase (decrease) in customer deposits                                                 (788)            11,168
                                                                                          -----------         ----------
             Net cash used in operating activities                                            (11,148)            (1,717)
                                                                                          -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                                             (1,747)            (1,076)
   Purchase of Labbe, net of cash acquired                                                     (7,229)                 -
   Purchase of ITI, net of cash acquired                                                         (377)                 -
   Purchase of marketable securities                                                           (6,932)                 -
   Sale of marketable securities                                                                3,039                  -
   Investment in shareholder and affiliate notes                                                    -               (322)
                                                                                          -----------         ----------
             Net cash used in investing activities                                            (13,246)            (1,398)
                                                                                          -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving lines of credit                                 (7,626)            (3,620)
   Proceeds from long-term debt                                                                34,951                  -
   Payments of long-term debt                                                                       -                (10)
   Repayment of shareholder notes                                                                   -                (57)
   Distribution to shareholders                                                                     -               (230)
   Foreign currency translation                                                                  (737)                 -
                                                                                          -----------         ----------
             Net cash provided by financing activities                                         26,588              3,323
                                                                                          -----------         ----------
NET INCREASE IN CASH AND EQUIVALENTS                                                            2,194                208
                                                                                          -----------         ----------
CASH AND EQUIVALENTS, beginning of period                                                       1,454                324
                                                                                          -----------         ----------
CASH AND EQUIVALENTS, end of period                                                       $     3,648         $      532
                                                                                          ===========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                 $       964         $      902
                                                                                          ===========         ==========

   Cash paid for taxes                                                                    $     2,340         $        -
                                                                                          ===========         ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                               THE O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The O'Gara Company (the "Company") is a worldwide integrated security company with three business lines: security hardware products, security services and security systems integration services. The Security Hardware Products Group markets all of the Company's armoring products, including ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components. The Security Services Group offers security-related products and services such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing and force protection consulting. The Security Systems Integration Group offers planning, design and hardware and software integration services which are customized to meet specific portable satellite communications or navigation needs of customers, as well as customized turn-key site security systems to international customers.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The accompanying consolidated financial statements consist of several entities, many of which, until October 28, 1996, were owned or controlled by substantially the same shareholders. In contemplation of the Company's initial public offering, these entities and their respective shareholders entered into a reorganization plan that was executed on October 28, 1996 (the "Reorganization"). Accordingly, the accompanying consolidated financial statements present, as a combination of entities under common control as if using the pooling-of-interests method of accounting, the financial position and related results of operations of the Company on a consolidated basis for all periods presented. All significant balances and transactions between the consolidated entities have been eliminated in these consolidated statements.

(2) REVENUE RECOGNITION

         Revenues related to long-term, fixed price government and commercial contracts are recognized using the percentage of completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is determined by comparing the costs incurred to date with estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production.

         Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it becomes known that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. These revisions are recognized when determined.

         Revenues related to telecommunications equipment and services are recognized as equipment is shipped or as services are provided. Revenues and related direct costs of brokered satellite time are recorded when payments are received from customers.

(3)      ACQUISITIONS

         The Company completed the following acquisitions during the first quarter of 1997. All three of these acquisitions were accounted for as purchases and, except where noted below, the results of operations of the acquired entities are included in the consolidated results of operations of the Company from their respective dates of acquisition. The allocation of purchase price in each case was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses.

         (a) Next Destination, Ltd.--On February 5, 1997, the Company acquired all of the shares of Next Destination, Ltd. ("Next Destination") for $3.5 million, consisting of $1.9 million in shares of the Company's common stock (170,234 shares) and $1.6 million in seller-provided financing in the form of secured, three-year, 6% promissory notes. The former managing director and founder of Next Destination continues to manage the business and is subject to a three year non-competition agreement. Costs in excess of assets acquired is expected to be $3.2 million and will be amortized over 15 years.

         (b) Labbe S.A.--On February 12, 1997, the Company acquired all of the shares of Labbe, S.A. ("Labbe") for $14.2 million consisting of $10.7 million in cash, financed through funds advanced under the Company's credit facility, and 376,597 shares of the Company's common stock. For accounting purposes, the acquisition was effective on January 1, 1997, and the results of operations of Labbe are included in the consolidated results of the Company from that date forward. The former shareholders of Labbe, who were employed by Labbe prior to the acquisition, continue in their formerly-held capacities. The former shareholders also are subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $7.0 million and will be amortized over 30 years.

         (c) International Training, Inc.--On March 24, 1997, the Company acquired all of the shares of International Training, Inc. ("ITI") for $2.5 million, consisting of $0.5 million in cash, financed through the Company's credit facility, 68,086 shares of the Company's common stock, and $1.2 million in seller provided financing in the form of unsecured, two-year, 10% promissory notes. The former shareholders of ITI, who were employed by ITI prior to the acquisition, continue in their formerly-held capacities. The former shareholders are also subject to certain non-competition agreements upon their leaving the employment of the Company. Costs in excess of assets acquired is expected to be $2.0 million and will be amortized over 15 years.

         In connection with the acquisitions of Labbe, Next Destination and ITI, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                                    Next
                                                Destination            ITI               Labbe
                                               ---------------    --------------     --------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                             $    -             $   23             $ 3,501
    Accounts receivable                               1,830                310               4,690
    Inventories                                       1,276                  -               2,911
    Costs and estimated earnings in
    excess of billings on uncompleted
    contracts                                             -                  -                 732
    Prepaid expenses                                      -                  4                  64
    Property, plant and equipment                        80                213               3,360
    Intangible assets                                     -                  -                 802
    Other non-current assets                              -                 12               2,357
    Goodwill                                          3,207              2,015               6,961
                                               ---------------    --------------     --------------
                                                     $6,393             $2,577             $25,378
    Less:  Cash paid for net assets                       -               (500)            (10,730)
           Fair value of debt issued                 (1,575)            (1,231)                  -
           Fair value of stock issued                (1,851)              (810)             (3,435)
                                               ---------------    --------------     --------------
                                                     $2,967                $36             $11,213
                                               ===============    ==============     ==============
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and acquisition
    costs                                            $2,967                $19              $9,710
    Debt                                                  -                 17               1,503
                                               ---------------    --------------     --------------
                                                     $2,967                $36             $11,213
                                               ===============    ==============     ==============

(4) S CORPORATION DISTRIBUTION

         From 1988, when O'Gara-Hess & Eisenhardt Armoring Company ("OHE"), the principal subsidiary of the Company, elected S Corporation status until October 28, 1996, when that status terminated, OHE had made distributions from time to time to its shareholders for the purpose of funding their income tax payments on the income generated by OHE, which was taxable to the shareholders whether or not distributed. In connection with the Reorganization, OHE distributed to its shareholders a dividend of $9.0 million in the form of long-term notes (the "AAA Notes"), which represented the undistributed previously taxed income of OHE as an S Corporation through the effective date of the Reorganization. A portion of the net proceeds from the Company's initial public offering were used to repay the AAA Notes.

(5) PROVISION FOR INCOME TAXES

         During the time OHE was treated as an S Corporation it paid no federal or state income tax. On October 28, 1996, OHE terminated its S Corporation status and, from that date forward, became responsible for federal and state income tax.

(6) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                                                     September 30,          December 31,
                                                         1997                   1996
                                                 ------------------      ------------------
                                                                 (unaudited)
Raw materials.  . . . . . . . . . . . . . . . .              $9,837                 $4,782
Vehicle costs and work-in-process. . . . . . .                7,119                  3,952
                                                 ===================    ===================
                                                            $16,956                 $8,734
                                                 ===================    ===================

(7) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS (UNAUDITED)

         The pro forma consolidated statements of operations information presents the pro forma effects on the historical consolidated financial information reflecting certain transactions as if they occurred on January 1, 1996. The following adjustments have been reflected in the pro forma consolidated statements of operations information (dollars in thousands):


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1996      SEPTEMBER 30, 1996
                                                                  ---------------------    --------------------
Amortization  of intangible  assets  resulting from the purchase
of Palmer  Associates,  S.C. . . . . . . . . . . . . . . . . . .                $ (35)                 $ (105)

Elimination  of interest  expense  relating to the retirement of
bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  102                     258

Provision for income taxes at an effective rate of 40% as if
OHE had been a C Corporation and as if the Company had filed a
consolidated U.S. Federal income tax return. . . . . . . . . .                   (765)                 (2,400)
                                                                  =====================    ====================
Total.  .  . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ (698)               $ (2,247)
                                                                  =====================    ====================

(8) NEW PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), effective for fiscal years ending after December 15, 1997. The new standard replaces primary earnings per share ("EPS") with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the fourth quarter of 1997 with no material impact anticipated.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective for fiscal years beginning December 15, 1997. This statement requires comprehensive income and associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in shareholders' equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS 130 in the first quarter of fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Company's reported financial position, results of operations and cash flows.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), effective for fiscal years beginning after December 15, 1997. This statement requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Company's reported financial position, results of operations or cash flows.

(9)   SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.

         Non-cash activity (dollars in thousands):
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

(10) FORWARD CONTRACT

         The Company utilizes derivative financial instruments, primarily forward contracts, to hedge its exposure to foreign currency rate fluctuations. At September 30, 1997, one such contract was outstanding in connection with an intercompany demand note with the Company's French subsidiary that was intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with this forward contract are $15.4 million and $0.1 million, respectively. The contract matured on October 1, 1997. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The O'Gara Company (the "Company") is a leading provider of ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components. These products are provided through O'Gara's principal subsidiary O'Gara-Hess & Eisenhardt Armoring Company ("OHE") and certain other subsidiaries or divisions which constitute its Security Hardware Products Group. Through O'Gara Satellite Networks Limited ("OSN") and its other subsidiaries which constitute its Security Systems Integration Group, O'Gara provides integrated satellite communication systems to commercial and government clients and integrated site protection security systems. In 1996, the Company began offering security-related services, such as advanced driver training, background clearances, business intelligence, country risk assessments, forensic auditing, and force protection consulting through certain subsidiaries or divisions which constitute its Security Services Group.

         On August 8, 1997, the Company entered into a definitive merger agreement with Kroll Holdings, Inc. ("Kroll"), the holding company parent of Kroll Associates, Inc., a leading provider of security service products based in New York, New York. This transaction, which will be accounted for as a pooling-of-interests, will bring together Kroll's worldwide business intelligence, investigative and risk management services with the Company's security hardware and security integration activities, thereby enhancing the Company's position as a provider of integrated security products. The shareholders of Kroll will be issued 6,650,000 shares of the Company's common stock in exchange for all of the outstanding common stock and outstanding options of Kroll. The Company expects the merger to be completed in the fourth quarter of 1997. The agreement is subject to various conditions, including shareholder approval of both companies. The combined entity will be called The Kroll-O'Gara Company.

         On October 30, 1997, the Company announced it signed a letter of intent to acquire all of the capital stock of Imea, a Russian company, and substantially all of the assets of Acorn Communications Group, Inc. ("Acorn"), a Delaware company, for $3.1 million, consisting of $2.5 million in the Company's common stock (approximately 140,000 shares, to be finalized when the transaction closes) and $0.6 million in cash and seller-provided financing. Imea and Acorn, which share substantially common ownership, are engaged in the business of selling cash-in-transit vehicles and other commercial bank equipment (such as safes, money counters and counterfeit detectors) throughout Russia.

         The Company made the following acquisitions in the first quarter of 1997 (the "Acquisitions") and the results of the acquired entities are included from the dates of their respective acquisitions:

         1) On February 5, 1997, the Company completed the acquisition of all of the shares of Next Destination of Salisbury, UK, a distributor of high technology products for the global positioning satellite and satellite communication markets. Next Destination is the primary source for the increase in net revenue reported by the Security Systems Integration Group in 1997 compared to 1996.

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

FORWARD LOOKING STATEMENTS

         Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management Discussion and Analysis of Financial Conditions and Results of Operations. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as actions of competitors, changes in laws and regulations, customer demand, effectiveness of programs, strategic relations, fluctuations in the cost and availability of resources, and foreign economic conditions, including currency rate fluctuations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                            For the Three Months Ended         For the Nine Months Ended
                                                  September 30,                      September 30,
                                           -----------------------------      -----------------------------
                                              1997             1996              1997             1996
                                              ----             ----              ----             ----
Security hardware products:
   Military                                     34.4%            61.4%             36.1%            69.0%
   Commercial                                   44.4             20.8              45.3             19.1
Security systems integration                    18.3             17.8              16.3             11.9
Security services                                2.9               -                2.3               -
                                           ------------     ------------      ------------     ------------
    Total net sales                            100.0%           100.0%            100.0%           100.0%
Cost of sales                                   73.1             72.8              72.6             74.7
                                           ------------     ------------      ------------     ------------
    Gross profit                                26.9             27.2              27.4             25.3
Operating expenses:
    Selling and marketing                        6.0              6.4               6.8              5.6
    General and administrative                   8.4              8.4               9.3              8.0
                                           ------------     ------------      ------------     ------------
Operating income                                12.5             12.4              11.3             11.6
Other income (expense):
    Interest expense                            (3.2)            (2.0)             (2.9)            (1.6)
    Other, net                                  (0.3)            (0.6)              0.3             (0.3)
                                           ------------     ------------      ------------     ------------
Income before minority interest,
     provision for income taxes
     and extraordinary item                      9.0              9.8               8.7              9.7
Minority interest                                0.1               -                0.2               -
                                           ------------     ------------      ------------     ------------
Income before provision for
income taxes and  extraordinary item
                                                 8.9              9.8               8.5              9.7
    Provision for income taxes                   3.4               -                3.2              -
                                           ------------     ------------      ------------     ------------
Income before extraordinary item
                                                 5.5              9.8               5.3              9.7
Extraordinary item                                -                -                0.2              -
                                           ------------     ------------      ------------     ------------
Net income                                       5.5%             9.8%              5.1%             9.7%
                                           ============     ============      ============     ============

         Net Sales. Net sales for the three months ended September 30, 1997 were $30.7 million, an increase of 63% from $18.8 million in the same period in 1996. For the nine months ended September 30, 1997, net sales increased 37% from $60.3 million in 1996 to $82.6 million. The primary reasons for this growth were the Acquisitions. Excluding operating results from the Acquisitions, net sales for the three months ended September 30, 1997 increased 18% over the same period in 1996. For the nine months ended September 30, 1997, net sales decreased 3% over the same period in 1996, excluding the Acquisitions.

         Net Sales-Security Hardware Products Group. Net sales for the Security Hardware Products Group for the three and nine months ended September 30, 1997 were $24.2 million and $67.2 million, respectively. This represented an increase of $8.7 million, or 56%, over the three month period ended September 30, 1996 and an increase of $14.0 million, or 26%, over the nine month period ended September 30, 1996.

         Net sales of commercial armoring products increased $9.7 million, or 248%, from $3.9 million in the third quarter of 1996 to $13.6 million in the third quarter of 1997. For the nine months ended September 30, 1997, net sales of commercial armoring products increased $25.9 million, or 225%, from $11.5 million in 1996 to $37.4 million in 1997. Excluding operating results from the Acquisitions, net sales of commercial armoring products for the three and nine months ended September 30, 1997 increased 56% and 94%, respectively, over the same period in 1996, due, in part, to the continued development of operations in Brazil and Mexico. Additionally, in order to complete the military production schedule dictated by the acceleration of the Company's contract with the U.S. Government to armor High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") in 1996, certain of the Company's workforce was diverted from producing commercial products to producing HMMWVs. This resulted in abnormally low levels of revenue in commercial armoring for the three and nine months ended September 30, 1996. Commercial armoring returned to more normal levels during the first three quarters of 1997.

         Net sales of military armoring products decreased $0.9 million, or 9%, from $11.5 million in the third quarter of 1996 to $10.6 million in the third quarter of 1997. For the nine months, net sales of military products decreased $11.8 million, or 28%, from $41.6 million in 1996 to $29.8 million in 1997. The 1996 net sales of military products were favorably affected by a request by the U.S. Government to accelerate the armoring of HMMWVs and the manufacture of HMMWV armor kits. HMMWV armoring and net sales of military products by the Company returned to a non-accelerated level in 1997. Additionally, there were no military net sales attributable to the Acquisitions in 1997.

         The Company currently has contracts in place with the U.S. Government that will allow it to maintain its current levels of production and military net sales into 1999. The Company has, in the past, experienced significant positive and negative changes in its level of military net sales due to the nature of government contracting and the volatile situations that drive the demand for the armored HMMWV. The Company cannot predict these changes, and will address these situations as they occur.

         The Company expects continued growth in commercial revenues from its operations in Brazil, Mexico and Russia. In addition, the Company will continue to pursue strategic acquisitions, such as the acquisitions of Imea and Acorn discussed previously, that will strengthen the Company's commercial revenue base. The Company has established a start-up operation in the Philippines that will contribute to its efforts to develop opportunities for commercial revenues. The Company expects that commercial revenues will continue to be a larger portion of its overall net sales and net income as these strategies continue to develop.

         Net Sales-Security Integration Group. Net sales for the Security Integration Group were $5.6 million in the three months ended September 30, 1997, an increase of $2.3 million or 70%, from $3.3 million in the same period in 1996. For the nine months ended September 30, 1997, net sales for the Security Integration Group were $13.4 million, an increase of $6.2 million or 86%, from $7.2 million for the same period in 1996. This increase is attributable to the acquisition of Next Destination in the first quarter of 1997 along with the continued development of security integration operations put in place in 1996. Without the effect of the Acquisitions, net sales of the security integration group declined 25% in the nine months ended September 30, 1997 in comparison with the same period in 1996. Pre-acquisition systems integration net sales were negatively affected by the death of the General Manager of the Company's Russian operation. Additionally, certain sales of the Company's satellite communications equipment were negatively affected by the acquisition of its distributor, Next Destination.

         Net Sales-Security Services Group. Net sales for the Security Services Group were $0.9 million and $1.9 million for the three and nine months ended September 30, 1997, respectively. There were no net sales for the Security Services Group in the first nine months of 1996. Revenues for 1997 are attributable to the acquisitions of Palmer Associates in the fourth quarter of 1996 and ITI in the first quarter of 1997, as well as to revenues from the Company's O'Gara Security Associates, Inc. subsidiary, which was formed in the second quarter of 1997.

         Cost of Sales. Cost of sales for the three months ended September 30, 1997 increased $8.8 million, or 64%, to $22.5 million from $13.7 million in the same period in 1996. For the nine months ended September 30, 1997, cost of sales increased $14.8 million, or 33%, from $45.1 million in 1996 to $59.9 million in 1997. In both instances, the increase in cost of sales was due to increased activity resulting from the Acquisitions.

         Excluding operating results from the Acquisitions, cost of sales for the three months ended September 30, 1997 increased 13% over the same period in 1996, due to the continued development of operations in Brazil and Mexico. For the nine months ended September 30, 1997, cost of sales decreased 10% over the same period in 1996 (See Net Sales-Security Hardware Products Group).

         Gross profit as a percentage of net sales was 26.9% and 27.4% for the three and nine months ended September 30, 1997, respectively, as compared to 27.2% and 25.3% for the same periods in 1996. As most revenues for the Security Hardware Products Group are recognized utilizing percentage of completion accounting, actual cost and gross profit may be revised from previously estimated amounts resulting from the Company's performance of contract requirements. Gross profit was favorably affected in the nine months ended September 30, 1997 by adjustments resulting from contract performance.

         The Company continues to expect that future margin percentages will be higher than experienced in 1995 and 1996 due to the effect of increased sales from foreign subsidiaries and a more favorable mix of commercial and military revenue; however, the Company does not, in future periods, expect to maintain the gross margin percentage attained in the first nine months of 1997.

         Operating expenses. Operating expenses for the three months ended September 30, 1997 increased $1.6 million, or 58%, to $4.4 million, compared to $2.8 million in the same period in 1996. In the nine months ended September 30, 1997, operating expenses increased from $8.3 million in 1996 to $13.3 million in 1997, an increase of $5.1 million, or 61%. The dollar increase was primarily attributable to the addition of overhead expenses from the Acquisitions. Additionally, the Company's percentage of operating expenses compared to net sales increased from 13.7% in the first nine months of 1996 to 16.1% in the first nine months of 1997. This increase was primarily attributable to various expenses required, including requirements in personnel and facilities and amortization of intangibles resulting from acquisitions, to ensure the growth in commercial revenue realized in 1997. In addition, corporate overhead requirements, which include expenses for personnel, regulatory filing requirements, and insurance, contributed to the increase.

         Operating expenses in the three months ended September 30, 1997 contained approximately $0.1 million in costs associated with the settlement of the Company's lawsuit with O'Gara Protective Services, Inc.

         The Company will incur significant operating expenses in connection with the merger with Kroll. Because the transaction with Kroll will be accounted for as a pooling-of-interests, expenses of the transaction will be charged against earnings in the fourth quarter of 1997. The Company estimates those expenses will total approximately $4.0 million, and will result in a loss in the fourth quarter of 1997.

         Additionally, after the merger with Kroll, the Company expects to incur expenses in the process of integrating Kroll's operations. At this time, the Company does not believe these expenses will exceed $0.5 million.

         Interest expense. Interest expense for the three months ended September 30, 1997 increased $0.6 million, or 164%, to $1.0 million, compared to $0.4 million in the same period in 1996. For the nine months ended September 30, 1997, interest expense increased $1.4 million, or 142%, to $2.4 million from $1.0 million for the same period in 1996. In both instances, the increase was a result of financing for the Acquisitions along with the issuance of Senior Notes (see Liquidity and Capital Resources). The Company expects interest expense will continue to be significantly higher in 1997 compared to 1996.

         Other, net. Other income (expense), net for the nine months ended September 30, 1997 was $0.2 million of income, an increase of $0.4 million from the same period in 1996. In the nine months ended September 30, 1997, other income (expense), net includes the effect of an agreement reached by the Company with International Electronics Engineering ("IEE") to sell the Company's exclusive rights to distribute IEE's Passenger Presence Detection sensors in the North American automotive market for $0.4 million.

         Income before provision for income taxes and extraordinary item. Income before provision for income taxes and extraordinary item for the three months ended September 30, 1997 increased to $2.7 million, an increase of 48%, compared to $1.8 million for same period in 1996. For the nine months ended September 30, 1997, income before provision for income taxes and extraordinary item increased $1.2 million, or 20%, to $7.0 million from $5.8 million for the same period in 1996. The increase in income before provision for income taxes and extraordinary item is the result of continued development of operations in Brazil and Mexico, and the inclusion of the operating results of the Acquisitions in 1997. These increases were partially offset by the completion of the HMMWV acceleration contract in 1996 and subsequent return to a more normal level of military production in 1997.

         As a percent of net sales, income before provision for income taxes and extraordinary item decreased from 10% to 9% for the three and nine months ended September 30, 1997 in comparison with the same periods in 1996. This decrease was a result of increases in interest expense and expense associated with amortization of intangibles resulting from acquisitions.

         Provision for income taxes. The provision for income taxes was $1.0 million and $2.7 million for the three and nine months ended September 30, 1997, respectively. There was no provision for income taxes recorded for the three and nine month periods ended September 30, 1996 due to the Company's S Corporation status, which was terminated on October 28, 1996 in conjunction with the Reorganization.

         Extraordinary item. As a result of new working capital arrangements executed by the Company (see Liquidity and Capital Resources), all prepaid fees associated with the previous financing arrangements recorded by the Company were charged against earnings as an extraordinary item in the second quarter of 1997. The amount charged, $0.2 million, is shown net of an applicable tax benefit of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by net income, excluding non-cash charges such as depreciation and amortization.

         Credit Facility. On May 30, 1997 the Company issued and sold $35.0 million worth of Senior Notes maturing on May 30, 2004 (the "Senior Notes"), to certain institutional investors. The Senior Notes bear interest at a rate of 9.56%, subject to a step down of the associated interest rate if the Company meets certain defined requirements. The Senior Notes impose covenant restrictions on the Company's operations, including limitations on dividends and priority debt, and constraints on specific investments, as well as requirements relating to the Company's reported net worth, fixed charges coverage and level of outstanding debt. Of the $35.0 million in proceeds from the issuance of the Senior Notes, $26.2 million was used to pay off the term loan and revolver from the Company's previous credit agreement. The payoff also resulted in the recognition of an extraordinary charge of $0.2 million, net of $0.1 million of tax benefit, against earnings for the bank fees associated with the previous agreement.

         On May 30, 1997, the Company entered into a new credit agreement with KeyBank National Association ("KeyBank"). The new agreement provides for a revolving line of credit of $4.5 million and a letter of credit facility of approximately $5.7 million. The revolving credit facility bears interest at the prime rate less 0.5%, or, at the Company's option, the LIBOR rate plus 2%. The credit agreement imposes requirements on the Company's reported fixed charge coverage ratio, net worth and debt capitalization, along with certain restrictions on investments, acquisitions, intangibles and capital expenditures.

         On October 21, 1997, a letter of commitment was signed by the Company and KeyBank to amend the current credit agreement effective upon the closing of the Kroll transaction. This amendment allows for an additional $2.5 million in revolving credit capacity and additional $2.0 million of letter of credit facility capacity as well as a $7.0 million transaction note maturing in January 1999. The original agreement's loan covenant requirements also will be modified to take into account the combined entity.

         On November 10, 1997, there were no borrowings under the revolving credit agreement ($2.3 million was outstanding as of September 30, 1997). Upon consummation of the Kroll transaction, the Company will use cash on hand and current cash flow along with proceeds from its revolving credit facility, the transaction note and cash from Kroll, to replace substantially all of Kroll's existing debt and to fund transaction and integration costs previously discussed. These sources of funds also are expected to be sufficient to finance the Company's cash flow requirements through 1998, including certain strategic acquisitions. Management currently believes it will have access to additional sources of working capital, through debt or equity transactions, sufficient to meet its obligations under the $7.0 million transaction note when it matures in January 1999.

         Additionally, the Company, after the Kroll merger, will continue to pursue its strategy of acquiring security related companies in an effort to consolidate its position in the security industry. To that end, the Company will continue to review additional sources of working capital as they become necessary.

         Cash flows from operating activities. Net cash used in operating activities was $11.1 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively. This change was primarily due to increases in accounts receivable and inventory resulting from the increase in the Company's business activity.

         Capital expenditures. Historically, the Company has limited its capital expenditure requirements by leasing certain facilities and equipment. Capital expenditures totaled $1.7 million for the nine months ended September 30, 1997, and $1.1 million for the same period in 1996. The credit facility currently in place contains a requirement that the Company may not exceed $1.5 million in capital expenditures in any fiscal year. As of September 30, 1997, the Company was not in compliance with this covenant. The Company has received a waiver from KeyBank excusing it from the limitation on capital expenditures in its credit agreement for the period ended September 30, 1997.

         In addition to capital expenditures, the Company also used $7.6 million in net cash in connection with the acquisition of Labbe and ITI in the first quarter of 1997.

         Cash flows from financing activities. Net cash provided by financing activities was $26.6 million and $3.3 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 was due primarily to issuance of the Senior Notes in the second quarter of 1997. This increase was partially offset by the $7.6 million in net repayments under the Company's revolving lines of credit during the first nine months of 1997.

         Foreign operations. The Company attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in such countries; entering into contracts providing for payment in U.S. dollars instead of the local currency in certain instances; maintaining reserves for credit losses; and maintaining insurance on equipment to protect against losses related to political risks and terrorism.

         The Company utilizes derivative financial instruments, primarily forward contracts, to hedge its exposure to foreign currency rate fluctuations. At September 30, 1997, one such contract was outstanding in connection with an intercompany demand note with the Company's French subsidiary that was intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with this forward contract were $15.4 million and $0.1 million, respectively. The contract matured on October 1, 1997. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

         Quarterly fluctuations. The Company's operations are not seasonal, but may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements, which may involve the acceleration of deliveries under a contract at a customer's request, such as occurred with the HMMWV contract in 1996. The Company's short-term liquidity may be affected by the payment terms of its Department of Defense and certain foreign government contracts.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 1, 1997 the Company settled the lawsuit filed against it, O'Gara-Hess & Eisenhardt Armoring Company and Thomas M. O'Gara by O'Gara Protective Services, Inc. The settlement involved payment of $75,000 together with the Company's agreement not to compete against O'Gara Protective Services, Inc. with certain limited specified parties.

         Other than as set forth above, the Company is not involved in any litigation or legal proceedings at this time and is not aware of any material litigation or proceedings threatened against it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits

                           11 Computation of Earnings Per Common Share and Pro Forma Earnings Per Common Share

                           27       Financial Data Schedule (Edgar version only)

                           99 Press release dated October 30, 1997 announcing the proposed acquisition of Imea and Acorn.

                  (b)      Reports on Form 8-K.

                                    No reports on Form 8-K were filed in the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November, 1997.

                                      THE O'GARA COMPANY



                                      By        /s/ Nicholas P. Carpinello
                                              ---------------------------------
                                               Nicholas P. Carpinello
                                               Executive Vice President, and
                                               Chief Financial Officer