Form 10-K405
period 1997-12-31
KROLL O GARA CO
filed 1998-03-31
CIK 1020476

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT of 1934

     For the transition period from
     ----------------------------- to
     -----------------------------
                        COMMISSION FILE NUMBER 000-21629

                            THE KROLL-O'GARA COMPANY
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $97,113,525 as of March 13, 1997. As of March 13, 1998, 13,627,632 shares of Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE--NONE

================================================================================

     Certain of the statements set forth above in this Annual Report on Form 10-K are forward-looking statements within the meaning of the federal securities laws. Such statements are based upon management's estimates, assumptions, and projections and are subject to substantial risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, contract delays, reductions, or cancellations in connection with U.S. Government business; cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; the inability to acquire additional businesses on an accretive earnings basis; various political and economic risks of conducting business outside of the United States; adjustments associated with percentage-of-completion accounting; inability of sub-contractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher than anticipated costs of financing the business; loss of senior personnel, especially with respect to the investigations and intelligence business; and changes in the general level of business activity.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Kroll-O'Gara Company ("Kroll-O'Gara" or the "Company") is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Worldwide, governments, businesses and individuals increasingly are recognizing the need for products and services that mitigate the growing risks associated with white-collar crimes, fraud, physical attacks, threats, violence and uninformed decisions based upon incomplete or inaccurate information. Through its network of 40 offices located in 15 countries, the Company is meeting these needs by providing information, analysis, training and products to its customers. The Company has served a diverse customer base of over 4,000 clients during the last five years, including large multinational corporations, medium and small businesses, individuals, law firms, investment and commercial banks and U.S. and foreign government agencies.

     Kroll-O'Gara enjoys strong name recognition and an outstanding reputation throughout the security industry. The Company's Kroll Associates, Inc. ("Kroll") subsidiary was founded in 1972 by Jules B. Kroll to provide internal fraud investigative services. During the late 1970s, Kroll expanded the scope of its operations to include other services such as business intelligence, due diligence for financial transactions, intelligence gathering in connection with hostile takeovers and crisis management. Over the past five years, Kroll has handled over 11,000 investigative matters worldwide for its clients, including many Fortune 500 companies. The Company's O'Gara Hess & Eisenhardt Armoring Company ("OHE") subsidiary has a long and distinguished history dating back to its early days as a horse-drawn carriage builder in 1876. In the 1940s, OHE designed and built one of the earliest armored presidential limousines, which was used by President Harry S Truman. Since then, OHE's armored commercial vehicles have been used by every U.S. President, as well as other heads of state, business executives and VIPs worldwide. OHE has been the sole source provider of armoring systems for the U.S. Military's Up-Armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") since their introduction in 1994.

     The Company's operations are divided among the following three business segments:

          Investigations and Intelligence. The Company's Investigations and Intelligence Group provides: (i) investigative services designed to mitigate or determine financial fraud, theft of trade secrets, infringement of trademarks or other intellectual property rights, and employee misconduct; (ii) litigation or arbitration assistance in preparation for legal proceedings; (iii) forensic auditing and asset tracing services and financial profiles in connection with matters such as bankruptcy cases and loan defaults; (iv) due diligence investigations and background information for business decisions; (v) monitoring and special inquiry assistance in the discovery and assessment of legal and ethical misconduct and the development and installation of appropriate systems to assist in ensuring future compliance with relevant standards; and (vi) environmental risk consulting services.

          Security Products and Services. The Company's Security Products and Services Group provides: (i) armoring products, including ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components; and (ii) security services, including advanced driver training, force protection training, risk and crisis management and turn-key site security systems.

          Voice and Data Security. The Company's Voice and Data Security Group provides: (i) planning, design, and hardware and software integration services which are customized to meet specific portable satellite communications or navigation needs; and (ii) computer hardware and software security consulting services.

BACKGROUND AND RECENT DEVELOPMENTS

     The Company was formed as The O'Gara Company ("O'Gara") in 1996 for the purposes of becoming a holding company, effecting a reorganization and combination of certain affiliated entities and carrying out an initial public offering of the Company's Common Stock. The affiliated corporations were reorganized and combined on October 28, 1996 (the "Reorganization"). The Company's initial public offering was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of Common Stock.

     On December 1, 1997, a wholly owned subsidiary of the Company merged (the "Merger") into Kroll Holdings, Inc. ("KHI"), the parent company of Kroll, and the Company's name was changed to The Kroll-O'Gara Company. In the Merger, the Company issued 6,098,561 shares of Common Stock to the former shareholders of KHI and repaid an aggregate of $14.5 million in outstanding indebtedness of KHI.

     Each of the Reorganization and the Merger has been accounted for as a pooling of interests. All references to the "Company" or "Kroll-O'Gara" in this document refer to The Kroll-O'Gara Company and its subsidiaries on a consolidated basis, giving effect to the completion of the Reorganization and the Merger, and to the Company and its predecessors in a historical sense.

     Since the Reorganization, the Company has made six acquisitions accounted for as purchases. The Company has acquired:

          (i) on October 29, 1996, substantially all the assets of Palmer Associates, S.C. ("Palmer Associates"), a provider of security services such as advanced driver training, background investigations, due diligence reports and forensic auditing, of Mexico City, Mexico, for cash consideration of $1.0 million (excluding $0.2 million for a non-competition agreement);

          (ii) on February 5, 1997, all of the shares of Next Destination, Limited ("Next Destination"), a distributor of high technology products for the global positioning satellite and satellite communication markets, of Salisbury, the United Kingdom, for 170,234 shares of Common Stock (valued at approximately $1.9 million or $10.88 per share) and $1.6 million in seller-provider financing;

          (iii) on February 12, 1997, all of the shares of Labbe, S.A. ("Labbe"), a leading armorer of commercial and private vehicles headquartered in Lamballe France, for 376,597 shares of Common Stock (valued at approximately $3.5 million or $9.29 per share) and $10.7 million in cash;

          (iv) on March 24, 1997, all of the shares of International Training, Incorporated ("ITI"), a provider of advanced security training headquartered near Washington, D.C., for 68,086 shares of Common Stock (valued at approximately $0.8 million or $11.89 per share), $.05 million in cash and $1.2 million in seller-provided financing;

          (v) effective December 2, 1997, all of the shares of ZAO IMEA ("IMEA"), a Russian corporation engaged in the selling of cash-in-transit vehicles and other commercial back equipment such as safes, money counters and counterfeit detectors, as well as certain work in process of and an agreement not to compete in Russia by Acorn Communications Group, Inc. ("Acorn"), a Massachusetts corporation, for 138,889 shares of Common Stock (valued at approximately $2.5 million or $18.00 per share) and $0.6 million in cash; and

          (vi) on March 16, 1998, all of the shares of Corplex, Inc. ("Corplex"), a provider of investigative and executive protection services headquartered in New York, New York, for 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share).

     On March 30, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of General Commercial Services Ltd. of Toronto, Canada, which operates primarily through its wholly owned subsidiaries as Lindquist Avey Macdonald Baskerville ("Lindquist Avey"). The purchase price consists of a combination of cash and shares of Common Stock, the specific terms of which have not been determined. The transaction is expected to be consummated during June 1998 conditioned on the satisfactory completion of due diligence and execution of definitive agreements. Lindquist Avey is a leading international firm dedicated exclusively to forensic accounting and corporate investigations.

     On March 31, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of Kizorek, Inc. ("Kizorek") of Naperville, Illinois, or 800,000 shares of Common Stock. Kizorek, which does business as Inphoto Surveillance, is a leading claims investigation agency which primarily provides video surveillance serves to insurance companies, corporations, and government agencies in connection with investigating disability claims. The transaction is conditioned on the satisfactory completion of due diligence and the execution of definitive agreements. The transaction is expected to qualify for "pooling of interests" accounting treatment.

     For further information on these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company continues to review additional acquisition opportunities.

BUSINESS STRATEGY

     The key elements of the Company's business strategy include:

          Leverage Customer Base. Kroll and O'Gara have served a combined base of over 4,000 clients during the last five years. Generally, these clients have not been customers of both firms. Utilizing its expanded portfolio of product and service offerings resulting from the Merger, the Company has implemented a cross-marketing and integrated selling approach, with the goal of becoming the primary supplier of risk mitigation solutions to customers' security needs.

          Offer New Risk Mitigation Products and Services. The Company has identified a number of security services and security products that are complementary to its existing offerings, including expanded forensic accounting services and the armoring of a diversified variety of vehicles, aircraft and ancillary equipment. The Company believes these new risk mitigation offerings can be developed internally or acquired through strategic acquisitions. The Company continually evaluates the benefits of providing additional products and services based upon the needs of existing customers and the potential for adding new customers.

          Expand Geographically. The Merger provides an opportunity for the Company to offer a broader range of products and services through existing offices that formerly provided only the products and services of either Kroll or O'Gara. The Company expects to increase revenues through such offices without a proportionate increase in overhead. In addition, the Company believes that significant opportunities exist to leverage its extensive network of established international offices and its brand name recognition by expanding into new geographical locations not currently served by the Company.

          Pursue Strategic Acquisitions. The fragmented nature of the security industry provides the Company with significant opportunities for strategic acquisitions that will add to the breadth of its products and services or expand its capacity in existing businesses. The Company believes it is well-positioned to identify, acquire and integrate risk mitigation-related companies, based upon its demonstrated track record of evaluating, acquiring and integrating five businesses between October 1996 and December 1997, accounting for $37.3 million in 1997 revenues.

          Maximize Operating Efficiency and Profitability. The Company's strategy to improve profitability is focused on: (i) maximizing return on fixed operating costs, (ii) reducing the number of hours and components used in the production of armored vehicles through the continued standardization of manufac-turing processes and parts, and (iii) expanding the number of higher margin service-related offerings to its customers.

PRODUCTS AND SERVICES

     The following table presents the net sales of Kroll-O'Gara's products and services by Group for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Security Products and Services Group........................  $34,883   $ 79,156   $105,557
Investigations and Intelligence Group.......................   48,914     66,735     67,419
Voice and Data Security Group...............................    2,044      7,770     17,437
                                                              -------   --------   --------
                                                              $85,841   $153,661   $190,413
                                                              =======   ========   ========

     In addition to the information presented above, see the Notes to the Company's Consolidated Financial Statements included in Item 8 for business segment data and for information concerning foreign and domestic operations and export sales.

  SECURITY PRODUCTS AND SERVICES GROUP

     The Security Products and Services Group has three product categories: (i) commercial products, (ii) military products, and (iii) security services. Net sales for the Security Products and Services Group totaled $105.6 million for fiscal year 1997. The following table presents the aggregate net sales for each of the three product categories for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Commercial products.........................................  $15,818   $ 18,304   $ 54,541
Military products...........................................   14,955     54,596     43,719
Security services...........................................    4,110      6,256      7,297
                                                              -------   --------   --------
                                                              $34,883   $ 79,156   $105,557
                                                              =======   ========   ========

Commercial Products

     The Company armors a variety of vehicles including limousines, sedans, sport utility vehicles, commercial trucks and money transport vehicles that protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a base vehicle which is purchased new from a dealership or directly from the factory. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque armor (metallic, fibrous and ceramic materials) and transparent armor (glass/plastic laminate) and other features, such as run flat tires and non-exploding gas tanks are added. Finally, the vehicle is reassembled as close to its original appearance as possible. The types of commercial products produced by the Company are described below. During 1997, the Company shipped approximately 1,000 armored vehicles.

     Armored vehicles. The Company produces fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans (such as a Cadillac, Mercedes Benz S600 or Volvo S90) or sport utility vehicles (such as the GMC/Chevrolet Suburban), typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s and from certain underbody explosives. Certain vehicles also are blast protected by incorporating the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast-protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $50,000 to $200,000 exclusive of the cost of the base vehicle.

     Fully armored vehicles also include Parade Cars, which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis which the Company essentially rebuilds from the ground up. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection systems and have special features such as supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners. Parade Cars normally sell for $300,000 to in excess of $1.0 million inclusive of the cost of the base vehicle.

     Light armored vehicles are similar in all respects to fully armored vehicles except that substantially less total-weight of armoring is added. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Cherokee. Light armored vehicles are designed to protect against attacks from handguns, such as a 9 mm or .357 Magnum. The price of a light armored vehicle ranges from $5,000 to $60,000 exclusive of the cost of the base vehicle.

     Other vehicles. The Company also produces specialty vehicles, cash-in-transit ("CIT") money transport vehicles and commercial truck bodies. Specialty vehicles are custom built for a specific mission, such as Escort Cars (usually a convertible) and Chase Cars (usually a closed-top vehicle) in which security personnel ride while in a head of state motorcade. The Company's Labbe and IMEA subsidiaries produce CIT vehicles which are used by banks or other businesses to transport currency and other valuables. After starting with a van or small truck, the Company modifies the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats. The Company believes that conditions in many emerging growth countries will promote high demand for these vehicles. Labbe also builds commercial truck bodies. The truck bodies are manufactured primarily for 3.5 ton trucks and are installed on chassis produced by a variety of manufacturers.

Military Products

     Up-Armored HMMWVs. The Company is the prime contractor to the U.S. Military for the supply of armoring and blast protection for HMMWVs. The HMMWV chassis are produced by AM General and shipped directly to the Company's facility in Fairfield, Ohio where armor and blast protection components are added. These Up-Armored HMMWVs provide protection against 7.62 mm armor-piercing ammunition (such as that fired by the AK-47 military assault rifle), overhead airburst protection against a 155 mm shell, front underbody blast protection against a 12 lb. anti-tank mine and rear underbody blast protection against a 4 lb. antipersonnel mine. In addition, the Company installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. The Company charges its customers $70,000 to $100,000 for these ballistic and blast protective systems, which is in addition to the cost of the vehicle. During 1997, the Company shipped 366 Up-Armored HMMWVs. The Company also supplies engineering design and prototype services in support of the Up-Armored HMMWV Program, supplies spare parts and logistic support and produces field-installable armoring kits.

     Other armor systems. The Company markets armor sub-systems for other tactical wheeled vehicles, such as 2.5 ton and 5.0 ton trucks. The Company also produces various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation and The Boeing Company. These products include armor for containers for fuels and missile launchers and for pilot protection, and typically involve the use of materials or methods which are unique to the Company.

Security Services

     The Company provides a variety of services designed to protect and help its clients manage risks and respond to crisis situations. These services include training, risk and crisis management and site security systems.

     Training. The Company offers comprehensive training programs in advanced driving, ballistics, security and counterintelligence, and surveillance. Driver training programs are offered primarily through the Company's ITI subsidiary. ITI utilizes various facilities around the world including its Force Protection Institute in San Antonio, Texas, which offer a full range of advanced driver and force protection training. The Company offers ballistics training in a progressive and realistic 360 degree, .223 caliber ballistic shooting house, encompassing 6,800 square feet of training space, at its facility near Washington, DC. Ballistics training consists of a wide spectrum of combat marksmanship skills which focuses on realistic situations, exposing students to stress while under difficult firing situations. The Company also offers security and counterintelligence training courses for both U.S. Government agencies and clients in the private sector. These courses provide a history of U.S. counterintelligence efforts and current issues in the field, such as force protection, protection of intellectual property rights and information security. The training includes instruction on methods of recognizing and deterring political and business intelligence risks. Additionally, the Company provides training in the detection of, and responses to, surveillance. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

     Risk and crisis management. The Company provides a variety of consulting services to assist businesses in managing diverse risks to their personnel and assets and in meeting and managing unexpected crises. The Company's crisis management services are provided in a variety of contexts, including the crisis response to a kidnapping of a company's executive, the safety of consumers, the contamination of a consumer product or the environment or the potential damage to the reputation of a corporate client as a result of disclosure of adverse events. The Company maintains a crisis management center in Vienna, Virginia where personnel are on duty 24 hours a day, 365 days a year, to handle requests for information and provide initial advice and immediate contact with members of the Company's professional staff specializing in the particular crisis presented.

     As part of its risk and crisis management service, the Company furnishes periodic information that includes: reports providing city-specific advisories to business travelers on conditions and other relevant information with respect to almost 300 cities around the world; a comprehensive country security risk assessment service that includes daily intelligence briefings containing early warnings of events and up-to-date information about political unrest, terrorist activities, product contaminations, health emergencies and other similar events; a monthly bulletin that reviews and analyzes safety and security issues relating to air travel around the world; a monthly intelligence review that provides a global survey of political risk development in countries around the world; and special reports on relevant topics, such as kidnappings or specific regions or countries that are relevant to business travelers.

     Site security systems. The Company offers comprehensive planning, design and hardware and software integration services customized to meet the requirements of customers for physical site protection. Primarily intended for perimeter security around business facilities and plant operations, the Company also offers its services to embassies, VIPs' homes and public facilities. Generally, such a systems integration project begins with a site survey, which identifies areas of vulnerability and recommends methods for securing the entire area surveyed. Specific pieces of hardware are ordered and installed, processes and procedures are outlined, engineering documentation is provided and control centers are established. Although each job is unique, the methodology used to develop the system is similar in most cases.

  INVESTIGATIONS AND INTELLIGENCE GROUP

     The Investigations and Intelligence Group has three product categories: (i) investigations, (ii) business intelligence, and (iii) other services. The Company's investigative and intelligence services are provided by professionals with backgrounds in law, finance, business, consulting, law enforcement, accounting, journalism, environmental science and technology. The Company believes that its blend of talent and expertise is important to the success of this Group. The following table presents the aggregate net sales for each of the Group's three product categories for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                       1995      1996      1997
                                                      -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Investigations......................................  $35,244   $45,737   $40,675
Business intelligence...............................    8,834    11,925    19,148
Other services......................................    4,836     9,073     7,596
                                                      -------   -------   -------
                                                      $48,914   $66,735   $67,419
                                                      =======   =======   =======

Investigations

     The Company provides a variety of investigative services including financial fraud investigations, corporate investigations, litigation services, asset tracing and analysis, vendor investigations and corporate security.

     Financial fraud investigations. The Company's investigators, including forensic accountants and computer specialists, work with corporations and governmental entities to detect and curtail fraudulent and illegal activities by a client's employees, vendors or contractors. When a company's senior management or a board of directors suspects their company is being victimized by such conduct, they must act quickly to confirm their suspicions, safeguard the company's assets, halt the undesired activity and prevent recurrences. This must be accomplished without disrupting the normal business flow. To this end, Kroll-O'Gara personnel collect and analyze information about the suspected conduct, thereby maximizing the client's ability to assess the extent of losses, attempt to recover assets and contain or prevent damaging financial impact on the company. The Company's investigators have extensive experience in detecting and solving misappropriations of corporate assets, violations of fiduciary duties, business frauds and insolvency and bankruptcy fraud.

     Corporate investigations. Working closely and confidentially with management and/or legal counsel, the Company's investigators and forensic accountants help to devise a strategy to solve such problems as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products, patent and trademark infringements, and sexual harassment and other employee issues. Businesses have encountered growing numbers of disgruntled employees, vengeful ex-employees and ruthless competitors and distributors. This has resulted in a growing need for corporate investigations. The Company attempts to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

     Litigation services. The Company provides litigation support services to a client's outside counsel and in-house lawyers in preparation for litigation or arbitration proceedings and designing settlement strategies. These services include developing evidence to support a claim or a defense, identifying and locating material witnesses, investigating adverse witnesses, locating and evaluating recoverable or relevant assets of adverse parties, assessing the strategic goals and financial commitment of the opposition and helping to assess whether an adequate recovery can be obtained if a lawsuit is successful. The Company's wide-ranging information gathering can help businesses and legal strategists decide whether to sue, go to trial or employ alternative dispute resolution, and whether, and at what level, to negotiate a settlement. In complex litigation, Kroll-O'Gara's sophisticated link-analysis software can track and process voluminous documentation, as well as extensive database material, in order to identify elusive connections and produce investigative leads.

     Asset tracing and analysis. The Company's asset tracing services consist of tracing and locating assets anywhere in the world and developing financial profiles and life style assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, the Company has worked with trustees in bankruptcy and insolvency, creditors' committees, bankers in workout and restructuring departments, litigators and bankruptcy attorneys, conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. The Company's asset searching and analysis techniques are effective both in uncovering assets and in bringing debtors to the negotiating table. The

Company's strategies for identifying assets rely both on a range of investigative techniques and on the highly sophisticated use of electronic databases. Tactics employed include searching through sometimes obscure but publicly available local records, reviewing financial documents and conducting discreet interviews with people associated with the subject.

     Vendor qualification. The Company has recently developed a vendor integrity program that provides profiles of a client's vendors, using information provided by the vendors and obtained from independent sources. A client utilizes these profiles to insure that its vendors adhere to the client's standards for ethical business practices. The fees for this service may be paid either through nominal fees charged to each participating vendor or billed directly to the client.

     Corporate security services. The Company designs corporate security programs that help to safeguard clients' operations and premises. Security programs and systems are designed to protect the safety of key executives, preserve assets and protect the integrity of computer and telecommunications systems.

Business Intelligence

     Kroll-O'Gara provides business intelligence services to clients requiring reliable insight into the strengths, vulnerabilities and strategies of competitors and potential business partners. The Company's professionals provide sophisticated business intelligence on companies and individuals, reporting on their market position, technical capabilities, strategic direction and the industries and countries in which they operate. The due diligence and background information and analysis furnished by the Company is intended to be useful for clients considering significant operating or strategic decisions, such as proposed acquisitions or unsolicited offers to acquire corporate control, possible business arrangements with particular partners and proposed entries into new markets.

     Business intelligence services are utilized by lenders, underwriters, potential acquirers and other businesses concerned with assessing and attempting to minimize the risks related to major financial and other business decisions. These services include pre-transaction intelligence, due diligence investigations, competitor intelligence and analysis, intelligence in contests for corporate control, new market entry intelligence and intelligence on business partners, customers and critical vendors.

Other Services

     Monitoring services and special inquiries. Kroll-O'Gara provides monitoring services and special inquiries to clients that require an independent fact finder to end fraud and install systems that monitor compliance. The Company's lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients with respect to establishing systems to audit and ensure compliance with such regulatory requirements or policies. The Company serves as an objective fact finder, one whose work product might well be turned over to a questioning government regulator or a skeptical and vocal segment of the public. In addition, the Company's fact finding efforts have been enlisted by management or by audit committees concerned about problems that need to be resolved within an enterprise.

     Environmental services. The Company's environmental services involve investigations, establishing audit and compliance verification programs, providing litigation support and reporting to insurance companies in connection with underwriting analysis and conducting due diligence for clients facing potential environmental liabilities. These services are provided primarily to large corporations, insurance companies, and potential business partners. Increasingly stringent environmental regulations have created the need for thorough environmental investigations in order to avoid stiff penalties.

  VOICE AND DATA SECURITY GROUP

     Satellite communication integration. The Company offers comprehensive design and hardware and software integration services customized to meet specific satellite communication requirements of its customers. This involves the integration of portable satellite terminals, mobile antennas and software-based air time. Usually these systems are designed for remote or security intensive operations. The portable satellite terminals, which are manufactured by third party suppliers and distributed by the Company, allow the user to make voice and data transmissions via satellite link anywhere in the world.

     Navigation systems. The Company distributes Global Positioning Satellite Systems ("GPS") primarily in the United Kingdom and Europe. The GPS products enable users to identify their exact location throughout the world.

     Computer hardware and software security. The Company offers computer hardware and software consulting services. Businesses face a variety of risks from both employees and outsiders who infiltrate computer systems by various means including e-mail and internet access points. For example, disgruntled employees or competitors may cause unauthorized changes to a company's website, redirect message traffic to an alternative website or create "hate sites" containing negative and often untrue information about a business. The Company's investigators are able to track down the perpetrators of these activities, analyze how the incident occurred and offer countermeasures to prevent future security breaches. The Company also can help a client locate information vital to a lawsuit, and do so in a manner that assists in proving the admissability of such evidence. Such information is located by the use of forensic software that allows the Company to recover previously deleted computer files, obtain access to password protected files, and search a hard drive for up to 256 words or phrases simultaneously.

CUSTOMERS

  SECURITY PRODUCTS AND SERVICES GROUP

     Commercial products. The Company's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. Such customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. The Company's private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost (of which import duties and taxes may be a substantial part) and, therefore, often will buy a locally produced product, if one exists. Local servicing of the vehicle is also a critical concern to private buyers. The Company's customers for CITs are generally financial institutions. Purchasing decisions for CITs depend on many criteria including the ownership of the institution (private or governmental), insurance requirements and costs. The geographic distribution of 1997 sales of the Company's commercial armored vehicles, as a percentage of total 1997 sales for those products, was as follows:

                             1997 COMMERCIAL SALES
                               BY GEOGRAPHIC AREA

                                                             PERCENTAGE OF
                                                            COMMERCIAL SALES
                                                            ----------------
Central and South America.................................         38%
Europe....................................................         33
North America.............................................         10
Middle East...............................................          8
Far East..................................................          6
Other.....................................................          5

     Military products. The Company's market for military hardware products is worldwide in scope, including the U.S. Military and foreign defense forces. The Company's major contracts for delivery of Up-Armored HMMWVs are with the U.S. Military. Additionally, the Company provides protected container systems, typically used to protect missile systems from small arms fire, to the U.S. Military under a subcontract with Lockheed Martin. The Company has sold Up-Armored HMMWVs to Qatar and Luxembourg, either directly or through the U.S. Foreign Military Sales Program and is seeking to expand its sales of these vehicles to foreign defense forces.

     Training. The Company began offering advanced driver training, firearms training and surveillance detection training courses after its acquisition of ITI, which had an established customer base of U.S. and foreign governmental agencies and corporate customers. Many private sector clients are drawn to the Company's training courses due to the Company's reputation of providing these services to various governmental agencies. The Company markets its various courses to its armored commercial vehicle customers and vice versa.

     Risk and crisis management. A significant portion of the Company's customers for investigating and negotiating ransom demands in connection with kidnappings and for investigating incidents of product tampering or disparagement arise from a contract with American International Group, Inc. ("AIG"), an international multi-risk insurance company, under which the Company investigates certain claims by AIG's insureds. Although the Company is paid by AIG after claims are made for such occurrences, the Company's client is the affected person or entity. The Company's customers for its information services relating to travel safety are multinational corporations and individuals. The Company markets its information services to many of its customers for other products and services.

     Site security systems. Since it began offering site protection systems integration services in early 1996, the Company has obtained numerous contracts with both Russian and multinational companies to provide integrated site security systems. Currently, the Company is marketing these products primarily in Russia. Corporate and governmental buyers of integrated security systems normally purchase through their corporate security officer, a governmental department responsible for the particular facility's security, a facility manager or a construction project manager. Purchases generally are made on project-specific proposals and include the cost of the hardware, transportation costs to the site, engineering integration and documentation.

  INVESTIGATIONS AND INTELLIGENCE GROUP

     From 1994 through 1997, the Company provided investigative and intelligence services to approximately 2,100 clients located in the United States and approximately 1,200 clients located in other parts of the world. The Company's clients for these services include multinational corporations, leading law firms, financial institutions, government agencies and individuals in a wide range of business sectors. The financial institutions to which the Company provides services include many of the largest international investment banks, numerous commercial banks, insurance companies and other significant credit institutions. The Company's governmental clients include agencies of the U.S. Government, state and local governments in the United States and a number of foreign governments and ministries.

     The Company classifies its investigative and intelligence sales by where the services are delivered; international sales are services delivered outside the United States. For the years ended December 31, 1995, 1996 and 1997, 71%, 73% and 69%, respectively, of this Group's net sales were attributable to services delivered in the United States; the balance were attributable to services delivered outside the United States.

     Although many of the Company's clients utilize these services on a periodic basis, relatively few clients utilize the Company's services each year and the clients that account for a material percentage of net sales in any year may vary widely.

     Generally, in the United States the Company charges for its investigative and intelligence services on an hourly basis at varying rates, depending upon the type of service being provided and the competition that exists in providing the service. The Company also provides these services, particularly outside the United States, on a negotiated project, or fixed fee, basis. Providing services on a fixed fee basis enhances the potential for higher profit margins. However, such arrangements can also result in unexpected losses on a particular project. The Company believes that this risk is reduced by the large number of its fixed fee arrangements.

  VOICE AND DATA SECURITY GROUP

     Satellite communication integration. Principal customers for satellite communications services include private corporations and individuals, governmental agencies, peacekeeping forces and disaster relief organizations which operate in lesser-developed countries that lack a telecommunications infrastructure, in rural areas of developed countries or in disaster scenarios in which the traditional forms of telecommunications are rendered inoperable. Increasingly, customers are demanding that the satellite communication channels provided be secure. Depending on the level of security desired, satellite communication systems can be implemented using a variety of encryption methods up to and including fully secure U.S. Government STU-III telephones. Most of the Company's satellite communication customers are located outside of the United States because the U.S. Federal Communications Commission does not permit private corporations or individuals to use terminals in the United States which do not utilize the American Mobile Satellite Corp. ("AMSC") satellite network. The terminals marketed by the Company access the INMARSAT network rather than the AMSC network.

     Navigation systems. The Company resells GPS equipment through approximately 1,270 independent distributors and retailers in the United Kingdom and France. Marine GPS units are sold generally through distributors and retailers which specialize in marine electronics and others that sell general boat equipment. Outdoor (general recreational) GPS units are sold through sporting goods retailers, camping and outdoor stores and general electronics stores. Aviation GPS equipment is sold through aviation equipment retailers.

     Computer hardware and software security. The Company markets its computer hardware and software security to its corporate customers. These customers either are concerned about potential infiltration of their proprietary databases or have had their databases infiltrated by employees or third parties.

MARKETING AND SALES

     Commercial. The Company believes that it enjoys excellent name recognition and a strong reputation in the security industry. The central element of the Company's commercial marketing strategy is to leverage the name recognition and reputation of its products and services by positioning the Company as a global provider of one-stop risk mitigation services and products. The Company believes that by positioning itself in this manner it can capitalize on its existing customer base, maximize the benefits of its long history of supplying security-related products and services around the world and leverage its leadership niche in the risk mitigation market. The Company tailors its marketing strategy to each geographic area of the world and often will tailor its product and services offering by country. There is strong cross-marketing of its products and services which the Company believes strengthens the image of each product group.

     On a worldwide basis, the Company employs 39 full-time sales professionals in its Security Products and Services Group who operate out of Los Angeles, California; Washington, D.C.; Miami, Florida; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Paris, France; Mexico City, Mexico; Subic Bay, the Philippines; Moscow, Russia; and Geneva, Switzerland. All personnel have a geographic and/or product-specific responsibility. In most cases, these sales personnel also maintain and recruit sales agents or distributors. The agents or distributors have geographic and product-specific agreements, and compensation in most cases is based upon a commission arrangement. The sales personnel use a consultative approach when offering solutions to the customer's security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed. Physical security products which are readily available, such as the fully armored Standard Suburban, allow the Company to assist customers who have, or believe they have, developed an immediate threat.

     In its Investigations and Intelligence Group, the Company relies on its professionals not only to provide services to existing clients, but also for business development. The Company's professionals are principally responsible for the marketing of services and for establishing relationships with clients. The Company obtains engagements from a client's board of directors, chief executive and chief financial officers, general counsel and a variety of other corporate officials, including business development officers, security managers, risk managers and human resource personnel. The Company's senior professionals act as relationship managers for the Company's major clients, and a significant amount of the Company's marketing consists of maintaining and developing these personal relationships. In addition, the Company has a professional staff in New York City and in each of its regional headquarters that includes marketing, sales and public relations professionals who support and coordinate the Company's marketing efforts on a worldwide basis. These marketing efforts include seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. The Company's services and marketing events are promoted through its Internet website and a publication mailed periodically to approximately 20,000 clients and prospective clients.

     The Company's marketing efforts attempt to increase business with existing clients by expanding clients' awareness of the range of services offered by the Company and by broadening the decision makers within a client's organization that are aware of the range of services offered by the Company. The Company's business development staff periodically conducts surveys of clients to assess their perception of the range and quality of its services and, after the completion of an assignment, clients are often asked to complete a quality control questionnaire.

     Because most of the product sales of the Company's Voice and Data Security Group are through independent distributors and retailers, the Company employs only eight sales professionals in that Group, most of whom operate out of its Deer Park, New York and Salisbury, United Kingdom facilities.

     Military. The Company continues to position itself in the marketplace as a commercial company with a military production capability and to emphasize its ability to develop new products, or product adaptations, quickly and more cost-effectively than traditional defense contractors. In marketing its products to the military, the Company also places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. The Company markets its military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. The Company emphasizes the cross-marketing of military and commercial products, which it believes strengthens the image of each product group. The Company also has entered into exclusive teaming and joint marketing agreements with AM General, the manufacturer of the basic HMMWV, for sales in the military and commercial arenas. These agreements designate the Company as the exclusive armorer to AM General for HMMWVs and allow the Company to benefit from the AM General distribution network and save on certain costs, such as exhibitions where AM General and the Company otherwise would both show products.

     The Company's military sales activities are directed toward identifying contract bid opportunities with various U.S. Government agencies, private enterprises acting as prime contractors on government contracts, sales through the Foreign Military Sales Program, and military sales directly to foreign military organizations. The Company has two full-time business development managers who are responsible for this activity and also has contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a proposal team which normally consists of program managers who have specific project responsibilities, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

ENGINEERING AND DEVELOPMENT

     The Company's engineering and development activities are centered on products offered by its Security Products and Services Group. The Company emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering (CAD/CAE) systems in conjunction with coordinate measuring machines to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on the ability of the Company to manufacture a product design, on improvements in the production process and overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality and on materials handling issues. Applying these techniques, in the last several years the Company has been able to produce savings in both the time and cost necessary to produce its armored vehicles.

     Quality engineering is responsible for assuring that manufacturing and design plans are consistent with a reliable, quality product that meets the specifications of the customer. Quality engineers also are responsible for identifying in-process quality inspection points in the work orders. The Company's ballistic engineer, in conjunction with its design and manufacturing engineers, develops new ballistic and blast protection systems that meet ever-changing threats. The ballistic engineer also is responsible for the ballistic testing required by customers, the assignment of ballistic specifications to final products and the issuance of ballistic specifications for internal quality control. Advanced engineering is responsible for new product development in conjunction with design engineering, manufacturing engineering and ballistic engineering. The Company estimates that it expended approximately $2.0 million, $2.8 million and $2.9 million in 1995, 1996 and 1997, respectively, on its engineering and development efforts. The amount for 1997 includes expensed amounts reimbursed under a Systems Technical Support Contract described under "U.S. Government Contracts."

U.S. GOVERNMENT CONTRACTS

     The Company serves as the U.S. Military's sole source contractor for armoring the HMMWV fleet. Since its initial contract in August 1993 to armor 59 HMMWVs, the Company has been awarded contracts to armor a total of 1,993 HMMWVs. Of these, 1,098 Up-Armored HMMWVs have been shipped, as follows:

                                                                NUMBER OF
                                                                 HMMWVS
                            YEAR                                 SHIPPED
                            ----                                ---------
1993........................................................          0
1994........................................................        139
1995........................................................         26
1996........................................................        507
1997........................................................        366
1998 (through February 28)..................................         60
                                                                  -----
       Total................................................      1,098
                                                                  =====

     The Company's most recent contract with the U.S. Military was negotiated in the first Quarter of 1998 and covers 738 Up-Armored HMMWVs for the U.S. Army and the U.S. Air Force, to be delivered from August 1998 through June 2000. The contract for 378 of these vehicles for the U.S. Air Force was signed in March 1998, with the remaining amount exacted to be under contract by the end of April 1998. As the Up-Armored HMMWV fleet grows, the Company is experiencing continued growth in sales of spare parts and related fleet management activity, including a $2.0 million annual contract to support field requirements. This contract was most recently renewed in March 1998.

     In January 1997, the Company signed a Systems Technical Support ("STS") Contract with the U.S. Military to support continued research and development on the Up-Armored HMMWV program. The four year contract, three of which are option years, was budgeted for $2.5 million in 1997, with $2.5 million options in each of 1998 and 1999 and a $2.0 million option in 2000. In September 1997, the U.S. Military exercised its options for 1998 and 1999. The STS Contract, in part, allows the Company to make new design improvements, to conduct additional testing of materials, components and vehicles and to explore alternate and more advanced armor configurations. The contract requires the Company to provide 25,000 hours per year of engineering and development time to the U.S. Military. The Company believes that the knowledge gained from STS Contract work can be applied to its commercial manufacturing programs.

     As a subcontractor to Lockheed Martin, the Company has provided armoring for certain missile weapons systems. The Company was first engaged in September 1993 by Lockheed Martin to armor launch systems of missiles. The Company was most recently engaged by Lockheed Martin in March 1997 to provide such armoring and believes that it is well positioned for future engagements.

COMPETITION

     The markets for the Company's products and services are highly competitive. The Company competes in a variety of fields, with competitors ranging from small businesses to multinational corporations.

  SECURITY PRODUCTS AND SERVICES GROUP

     The Company believes that its design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. The largest competitor on a worldwide basis in the production of armored commercial vehicles is Mercedes-Benz Aktiengesellschaft, which sells its product through its worldwide dealer distribution system. In addition, there are a number of other vehicle armorers in Europe, the Middle East and Latin America which armor primarily locally manufactured automobiles. U.S. based protected passenger automobile armorers include the Pittston Company (owner of Brinks armored vehicles), Moloney Coachbuilders, Inc., Safe Car, Inc., and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies, such as Simula, Inc., that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications. The Company believes that, as the size of the Up-Armored HMMWV requirement continues to grow, competition from major defense contractors may increase.

     With regard to the security services provided by this Group, the Company competes with numerous local integrators and small consultant-type businesses, such as Control Risks Group Ltd., and also with large suppliers of security-related equipment such as Western Resources, Inc., Pinkerton's, Inc., The Wackenhut Corporation, Borg-Warner Security Corporation, Pittway Corporation, Armor Holdings, Inc., ICTS International, N.V. and Tyco International Ltd. The principal competitive factors are the best approach to solving the problems, expertise, price, trust, availability and the company or individual reputation.

  INVESTIGATIONS AND INTELLIGENCE GROUP

     In this area, the Company competes with local, regional, national and international firms, including investigative and security firms, guard companies and specialized consultants in specific areas such as kidnapping. The Company believes that it is one of the largest companies in the world providing a broad array of corporate investigation, risk and crisis management and business intelligence services on a global basis and enjoys strong name recognition in its industry. Nevertheless, the Company faces significant, and increasing, competition in the United States and elsewhere in the world from a variety of companies that provide some of the services offered by the Company. In most service areas in which the Company operates, there is at least one competitor that is significantly larger or more established than the Company. Many of the national and international accounting firms, along with other companies such as Decision Strategies/Fairfax International, LLC and Investigations Group, Inc., provide consulting services similar to some of the services provided by the Company. Some of these firms have indicated an interest in providing corporate investigation and business intelligence services on a broader scale. The accounting firms have significantly larger financial and other resources than the Company and have long-established relationships with their clients, which also are likely to be clients or prospective clients of the Company. In addition, large multinational security product and service providers have indicated an interest in expanding their services to include value-added services such as certain of the investigation and consulting services provided by the Company.

  VOICE AND DATA SECURITY GROUP

     In this Group, the products distributed by the Company compete with those offered by many companies, including STN Atlas Elektronik, GmbH and Nera AS. The Company believes that the competitive factors in this portion of its business include product reliability, the incorporation of advanced technological features, price, ease of installation, availability and service. With respect to secure custom communications systems integration services and computer hardware and software security services, the Company competes with small and large communications and computer security systems integrators.

EMPLOYEES

     As of December 31, 1997, the Company had 913 employees (excluding 81 temporary employees), comprised of 70 in marketing and sales, 410 in manufacturing, 183 in professional services, 47 in engineering and 203 in general and administrative. The Company's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. Approximately 25 employees of Labbe are employed under agreements with the Confederation Francaise Democratique du Travail (FTDT). Wage increase parameters are set twice a year by the Company's local management in consultation with the union. The Company has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.

GOVERNMENT REGULATION

     The Company's services are subject to various federal, state, local and foreign laws, including laws designed to protect the privacy of persons. Subsidiaries of the Company had private investigative licenses from, and its investigative activities are subject to regulation by, the state and local licensing authorities in the locations where such subsidiaries do business. The Company also utilizes certain data from outside sources, including data from third party vendors and various government and public record services, in performing its services. Such utilization is subject to compliance with applicable law.

     As a contractor with agencies of the U.S. Government, the Company is obligated to comply with a variety of regulations governing certain aspects of its operations and the workplace. Additionally, the Company's contracts give the contracting agency the right to conduct audits of the Company's facilities and operations, and such audits occur routinely. An audit involves a governmental agency's review of the Company's compliance with the prescribed procedures established in connection with the government contract.

     The Company is subject to federal licensing requirements with respect to the sale in foreign countries of certain of the products of its Security Products and Services Group. Regulations promulgated by the U.S. Commerce Department require the Company to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and certain U.S. State Department regulations require the Company to file an export license in connection with sales of military equipment in foreign countries. Furthermore, the U.S. State Department prohibits all sales of military equipment to certain countries, including, among others, China, Cuba, Iran, Iraq, Libya and Syria.

     The Company's foreign operations are subject to the laws and regulations of the various countries in which they are conducted, including licensing, labor, environmental and currency control restrictions.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to a number of environmental laws, regulations and ordinances, both in the U.S. and various foreign countries, that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices regarding solid and hazardous materials, and impose liability for the cost of remediating, and certain damages resulting from, sites of past releases of hazardous materials. Environmental laws continue to change rapidly, and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. The Company believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws. The Company is implementing recommendations of an environmental consulting company designed to address certain air pollution, hazardous waste, underground storage tank and hazard communication matters at its Fairfield, Ohio facility. No notices of violation have been issued to the Company by any regulatory agency with respect to environmental matters which remain uncorrected. The Company believes that its potential liability under the environmental laws, if any, would not have a material adverse effect, individually or in the aggregate, on its results of operations, financial condition or cash flows.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company currently has four issued U.S. patents relating to its armoring business. The Company currently has three federally registered trademarks and a pending application for a fourth trademark. The Company has no federally registered copyrights. Although the Company does not believe that its ability to compete in any of its product markets is dependent on its intellectual property, the Company does believe that the protection afforded by its "Armoring Assembly" and "Vehicle Mine Protection Structure" patents, both of which relate to vehicle underbody blast protection, provides the Company with important technological advantages over its competitors. Although the Company has protected its technologies to the extent that it believes appropriate, there can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technologies. In other countries, the Company's proprietary rights may not be protected to the same extent as in the United States.

SEASONALITY, BACKLOG AND RELATED MATTERS

     Approximately 23% of the Company's net sales during 1997 were derived from U.S. Military contracts and an additional 5% were derived from commercial contracts with U.S. governmental agencies or foreign governments. For 1996, these percentages were 36% and 6%, respectively. Military and governmental contracts generally are awarded on a periodic or sporadic basis. The Company frequently receives substantial orders in one quarter, the revenues from which will not be recognized until one or more subsequent quarters. As a result, the Company generally has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. The Company does not believe that its business is seasonal overall, although historically the first quarter has been weaker than the other three. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     The Company's backlog at December 31, 1996 and 1997 was approximately $28.8 million and $50.0 million, respectively. Backlog consists of net sales value for firm orders not previously included in net sales on the basis of percentage-of-completion accounting. Because many factors affect the conclusion of definitive agreements for contracts awarded and the production and delivery of the Company's products, no assurance can be given as to when or whether net sales will be recognized from the Company's backlog. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.

     The Company's net sales from government contracts and most commercial contracts for its armoring products are recognized using the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full in the period in which it becomes likely that a loss will occur. Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenues in the period when such estimates are revised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

     The Company maintains executive offices in New York, New York, and Fairfield, Ohio, and regional headquarters in London, England; Hong Kong; Miami, Florida; and New York, New York. In addition, the Company maintains 20 domestic offices or facilities in 14 states and 20 foreign offices or facilities in 14 foreign countries around the world. The Company's principal properties and facilities as of December 31, 1997 were as follows:

                                                     BUILDING
                    LOCATION                      SQUARE FOOTAGE       STATUS
                    --------                      --------------       ------
Fairfield, Ohio.................................     130,000       owned
Lamballe, France................................     125,000       leased
Subic Bay, the Philippines......................      85,000       subcontractor
Sao Paulo, Brazil...............................      50,000       leased
New York, New York..............................      36,900       leased
Mexico City, Mexico.............................      20,000       owned
Torino, Italy...................................      15,000       subcontractor
Washington, D.C. area...........................         n/a       leased
San Antonio, Texas..............................         n/a       owned

     Fairfield, Ohio. In addition to executive offices, this facility contains full production and assembly facilities for the Company's armored commercial vehicles and the manufacturing and distribution of Up-Armored HMMWVs. The facility is financed through tax-exempt debt and is pledged to secure the repayment of such debt. The facility includes a complete fabrication and machine shop equipped with a computer controlled plasma cutter, a computer controlled press break, mills, automated grinders, a robotic welder and two coordinate measuring machines, paint booths and ancillary equipment for both military and commercial painting.

     Lamballe, France. This facility houses the management, sales and accounting functions of Labbe. The site contains facilities for production of armored commercial and cash-in-transit vehicles, design studios for development of prototypes, integrated computer systems, and areas for parts, fabrication, painting and quality control. This facility also contains a ballistics range. Labbe has occupied the site since 1948. It currently is leased for a term expiring in September 2000. For accounting purposes, this is treated as an operating lease.

     Subic Bay, the Philippines. This facility is owned by a subcontractor, but is supervised by the Company's personnel and performs installation of armoring kits engineered in the Fairfield, Ohio facility.

     Sao Paulo, Brazil. This facility, which was expanded to include a second facility on an adjacent location in December 1996, is used for manufacturing and sales of a full product line of armored commercial vehicles. It currently is leased for a term expiring in March 2000. For accounting purposes, this lease is treated as an operating lease.

     New York, New York. This facility contains executive offices and serves as the headquarters for the Company's Investigations and Intelligence Group. The space is leased for a term expiring in December 2007. For accounting purposes, this lease is treated as an operating lease.

     Mexico City, Mexico. This facility is used for manufacturing and sales of armored commercial vehicles. The facility currently is installing armoring kits which have been engineered in the Fairfield, Ohio facility. The Company expects the facility to have the capability to build a complete product line once it has fully trained its production work force.

     Torino, Italy. This facility is owned by a subcontractor, but is supervised by the Company's personnel, and performs all aspects of manufacturing specialty armored and unarmored commercial vehicles, from component fabrication through final assembly. On occasion, the Torino subcontractor will act as a vendor to the Company.

     Washington D.C. area. This facility is used for advanced security training and includes a portion of an abandoned airport runway that is used specifically for advanced driver training. The facility is leased for a term expiring in May 1999. For accounting purposes, this lease is treated as an operating lease.

     San Antonio, Texas. This facility, which was acquired in 1997, consists of 165 acres of land used for advanced driver and force protection training.

     The Company's manufacturing capabilities include fully integrated manufacturing programs which link production control, materials control, quality control and accounting, thus allowing the Company to issue work orders, update and track inventories, implement quality assurance procedures, schedule and track production and report, on a daily basis, costs accumulated to a job. The Company's non-executive offices range from approximately 320 square feet to approximately 8,800 square feet and are subject to leases expiring through May 2002. The Company believes that its facilities are adequate for its current needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for intended current and foreseeable uses.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business; however, the Company does not believe that there is any pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business or financial condition.

     The Company is a defendant in an action titled Douglas H. Cohen v. Madison Square Garden, L.P. and Kroll Associates, Inc., pending in the United States District Court, Southern District of New York. In this litigation, which was commenced in February 1998, Mr. Cohen seeks $1.0 million in compensatory damages and $10.0 million in punitive damages against his former employer, Madison Square Garden ("MSG"), and the Company. Mr. Cohen alleges libel and slander in connection with an investigation of ticket sales practices and policies at MSG carried out by the Company. Mr. Cohen was terminated by MSG for violating its ticket sales policies. MSG successfully prevailed in a similar action brought by another terminated employee to which the

Company was not a party. The Company intends vigorously to defend these claims, but there can be no assurance that a favorable outcome will be obtained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market ("Nasdaq") on November 13, 1996. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq.

                                                              HIGH      LOW
                                                              ----      ---
1996
Fourth Quarter (from November 13, 1996).....................  $ 9 3/4   $ 8 1/4
1997
First Quarter...............................................   13 1/4     9 1/8
Second Quarter..............................................   13         9 5/8
Third Quarter...............................................   16 5/8    10 1/4
Fourth Quarter..............................................   20 7/8    16

     As of March 13, 1998, there were approximately 94 holders of record of the outstanding shares of Common Stock.

DIVIDENDS

     The Company anticipates that any future earnings will be retained to finance the Company's operations and for the growth and development of its business. Accordingly, the Company currently does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. Additionally, the terms of the Company's Senior Notes due 2004 ("Senior Notes") and the credit agreement with its bank require maintenance of certain financial ratios which may limit the funds available for cash dividends. The payment of any future dividends will be subject to the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

     Effective as of December 2, 1997, the Company issued 138,889 shares of Common Stock to the two shareholders of IMEA and Acorn in connection with the acquisition of all the shares of IMEA, as well as certain work in process of, and an agreement not to compete in Russia by, Acorn.

     On December 29, 1997, the Company issued 69,565 shares of Common Stock to the minority shareholder of the Company's Brazilian subsidiary in exchange for that shareholder's interest in the subsidiary.

     The share issuances described above were made without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company reflects:
(i) the Merger and the Reorganization, each of which was accounted for as a pooling of interests which requires the presentation of all prior period consolidated financial information as though the respective entities had always been a part of the Company, (ii) the completion of certain other acquisitions, primarily in 1997, that utilized the purchase method of accounting which requires including the reported results of the acquired business only from the effective date of the acquisition, and (iii) the fact that certain significant entities of the Company were S Corporations for some of the historical periods presented and, therefore, were not required to provide for federal, state or certain foreign income taxes. The selected historical consolidated financial data presented below as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, have been derived from the audited Consolidated Financial Statements of the Company presented elsewhere herein. The consolidated financial data as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 are derived from the Company's unaudited consolidated financial statements not included herein. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1993         1994         1995         1996       1997(2)
                                              ----------   ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Net sales...................................     $77,215      $86,784      $85,841     $153,661     $190,413
Cost of sales...............................      45,664       56,189       62,114      111,458      131,644
                                              ----------   ----------   ----------   ----------   ----------
  Gross profit..............................      31,551       30,595       23,727       42,202       58,769
Selling and marketing expenses..............       6,017        7,436        9,448        9,763       14,371
General and administrative expenses,
  including amortization....................      19,470       22,517       18,915       23,941       28,222
Merger related costs........................          --           --           --           --        7,205
                                              ----------   ----------   ----------   ----------   ----------
  Operating income (loss)...................       6,064          642       (4,637)       8,499        8,971
Interest expense............................      (2,692)      (2,598)      (2,812)      (3,140)      (4,806)
Other income (expense), net.................         434          466         (384)         337         (393)
                                              ----------   ----------   ----------   ----------   ----------
  Income (loss) before minority interest,
    provision (benefit) for income taxes,
    extraordinary item and cumulative effect
    of change in accounting principle.......       3,806       (1,490)      (7,834)       5,696        3,772
Minority interest...........................          --           --           --           --         (156)
                                              ----------   ----------   ----------   ----------   ----------
  Income (loss) before provision (benefit)
    for income taxes, extraordinary item and
    cumulative effect of change in
    accounting principle....................       3,806       (1,490)      (7,834)       5,696        3,615
Provision (benefit) for income taxes(3).....       7,070       (1,751)      (1,298)        (162)       2,352
                                              ----------   ----------   ----------   ----------   ----------
  Income (loss) before extraordinary item
    and cumulative effect of change in
    accounting principle....................      (3,264)         261       (6,536)       5,857        1,264
Extraordinary item, net of tax benefit(5)...          --           --           --           --         (194)
                                              ----------   ----------   ----------   ----------   ----------
  Income (loss) before cumulative effect of
    change in accounting principle..........      (3,264)         261       (6,536)       5,857        1,070
Cumulative effect of change in accounting
  principle, net of tax benefit(4)..........        (295)          --           --           --         (360)
                                              ----------   ----------   ----------   ----------   ----------
Net income (loss)(6)........................     $(3,559)        $261      $(6,536)      $5,857         $710
                                              ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share(7)..........      $(0.47)       $0.03       $(0.65)       $0.55        $0.05
                                              ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per share(7)........      $(0.47)      $(0.02)      $(0.65)       $0.51        $0.05
                                              ==========   ==========   ==========   ==========   ==========
Basic weighted average shares
  outstanding(7)............................   7,554,071    8,510,467   10,020,777   10,742,131   13,060,818
Diluted weighted average shares
  outstanding(7)............................   7,554,071    8,968,672   10,020,777   11,160,157   13,720,556

                                                              AS OF DECEMBER 31,
                                               ------------------------------------------------
                                                1993      1994      1995      1996     1997(2)
                                               -------   -------   -------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA(1):
Working capital..............................  $23,920   $14,511   $ 4,087   $10,600   $ 31,526
Net property, plant and equipment............    7,204     7,012     6,876     8,563     14,612
Total assets.................................   59,551    63,902    66,767    81,234    133,971
Long-term debt, including current portion....   23,374    27,566    30,915    17,479     50,065
Shareholders' equity.........................   10,339    11,076     4,657    16,867     27,954

---------------

(1) The selected consolidated financial data include the Merger on December 1, 1997 and the Reorganization on October 28, 1996, each of which was accounted for as a pooling of interests. Prior to the Company's initial public offering in November 1996 its business was conducted by a group of corporations affiliated by substantially common management and control (the "Related Corporations"), which were combined in the Reorganization. All prior period consolidated financial data presented have been restated to include the combined results of operations, financial position and cash flows of the respective entities as though they had always been a part of the Company.

(2) The Company completed certain other acquisitions, primarily in 1997, that utilized the purchase method of accounting. The Company acquired Palmer Associates, S.C. in October 1996 for approximately $1.0 million, Next Destination Limited in February 1997 for approximately $3.5 million, Labbe, S.A. in February 1997 for approximately $14.2 million, International Training, Inc. in March 1997 for approximately $2.5 million and ZAO IMEA in December 1997 for approximately $3.0 million.

(3) Historical periods prior to 1997 include results of operations of certain entities that were not taxable. The most significant of the Related Corporations had elected to be treated as an S Corporation for federal and state income tax purposes, rather than be taxed at the corporate level. This entity became a taxable entity, or a C Corporation, in connection with the Reorganization. In addition, prior to 1993, KHI had elected to be treated as an S Corporation for federal and state income tax purposes. During 1993, KHI changed its tax filing status from an S to a C Corporation. The deferred tax liability resulting from this tax status change has been included in income tax expense for the year ended December 31, 1993. All entities of the Company are taxable entities only for periods subsequent to the Reorganization.

(4) Effective January 1, 1993, KHI adopted SFAS No. 109 and reported the cumulative effect of a change in the method of accounting for income taxes in its 1993 consolidated statement of operations. Effective in the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities.

(5) In 1997, the Company recorded an extraordinary loss, net of tax benefit, of approximately $0.2 million due to the early extinguishment of debt.

(6) The net income (loss) and cost of sales for the year ended December 31, 1996 reflect a write-off by the Company of approximately $5.0 million ($2.8 million net of tax benefit) of uncollectible accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) Basic and diluted earnings per share and weighted average shares outstanding are shown for all periods presented following guidelines established under SFAS No. 128 and SEC Staff Accounting Bulletin No. 98. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, the selected consolidated financial data and other financial data appearing elsewhere in this document. As a result of the acquisitions made by the Company since 1996, financial results from period-to-period may lack comparability. Additionally, prior to December 1, 1997, the Company reported revenue under the categories Security Hardware Products, Security Systems Integration and Security Services. Effective December 1, 1997, the Company recategorized its groups as Security Products and Services, Investigations and Intelligence and Voice and Data Security. Historical revenue amounts have been reclassified to conform to the current categories.

GENERAL

     The Kroll-O'Gara Company is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company reports its revenue through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles to businesses, individuals and governments. It also offers security services such as training, risk and crisis management services, and site security systems. The Investigations and Intelligence Group offers business intelligence and investigation services to clients worldwide. The Voice and Data Security Group offers secure satellite communication equipment, satellite navigation systems and computer hardware and software security.

     On November 15, 1996, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at $9.00 per share. Additionally, on December 16, 1996, the Company issued 48,000 shares under a partial exercise of the underwriters' over-allotment option. The net proceeds from the initial public offering were used to finance certain distributions to existing shareholders, to acquire the Company's leased Mexico City manufacturing facility, and to pay initial installments for the acquisition of Palmer Associates. The balance of the proceeds were used to repay a portion of the indebtedness of the Company.

     On December 1, 1997, a wholly owned subsidiary of the Company merged into KHI. In the Merger, the Company issued 6,098,561 shares of Common Stock and repaid an aggregate of $14.5 million in outstanding indebtedness of KHI. Approximately 550,000 additional shares of Common Stock may be issued upon the exercise of options held by KHI employees, which were assumed by the Company. Revenues of KHI comprise all of those reported by the Company's Investigations and Intelligence Group as well as certain revenues in its other two Groups.

     On March 17, 1997, the Company filed a registration statement with the Securities and Exchange Commission covering 4,400,000 shares of Common Stock (the "Offering"), of which 3,200,000 shares are proposed to be sold by the Company and 1,200,000 shares are proposed to be sold by certain shareholders of the Company. The Company hopes to complete the Offering in early May 1998.

     Acquisitions. On October 29, 1996, the Company acquired substantially all the assets of Palmer Associates of Mexico City, Mexico, for $1.0 million (excluding $0.2 million for a non-competition agreement), most of which is payable over two years. Palmer Associates is a provider of security services such as advanced driver training, background investigations, due diligence reports and forensic auditing, and reports its revenue primarily through the Company's Investigations and Intelligence Group and also through the Security Products and Services Group.

     On February 5, 1997, the Company completed the acquisition of all of the shares of Next Destination of Salisbury, the United Kingdom, a distributor of high technology products for the global positioning satellite and satellite communication markets. The purchase price consisted of 170,234 shares of Common Stock (valued at approximately $1.9 million or $10.88 per share) and $1.6 million in seller-provided financing in the form of secured, three-year 6% notes. Next Destination, which had been selling the portable satellite terminal offered by the Company, reports revenue through the Company's Voice and Data Security Group.

     On February 12, 1997, the Company completed the acquisition of all of the shares of Labbe, a leading armorer of commercial and private vehicles headquartered in Lamballe, France. The purchase price consisted of $10.7 million in cash and 376,597 shares of Common Stock (valued at approximately $3.5 million or $9.29 per share). The acquisition of Labbe has increased substantially the level of commercial revenue generated by the Security Products and Services Group and enhanced the Company's competitive position due to an expanded product line, which includes cash-in-transit vehicles, and penetration into new markets, such as Europe and Africa.

     On March 24, 1997, the Company completed the acquisition of all the shares of ITI, a provider of advanced security training headquartered near Washington, D.C. The purchase price consisted of $0.5 million in cash, 68,086 shares of Common Stock (valued at approximately $0.8 million or $11.89 per share) and $1.2 million in seller-provided financing in the form of unsecured, two-year 10% notes. ITI, which reports revenue through the Company's Security Products and Services Group, added a number of new products, such as evasive and defensive driver training, terrorist surveillance training, force protection consulting and advanced weapons training, not previously available from the Company.

     Effective December 2, 1997, the Company acquired all of the shares of IMEA, as well as certain work in process of, and an agreement not to compete in Russia by, Acorn. IMEA and Acorn had substantially common ownership prior to the acquisition. The purchase price of $3.0 million consisted of $0.5 million in cash, 138,889 shares of Common Stock (valued at approximately $2.5 million or $18.00 per share and $0.1 million in cash payable over the six months commencing January 1, 1998. IMEA is engaged in the business of selling cash-in-transit vehicles and other commercial bank equipment, such as safes, money counters and counterfeit detectors, throughout Russia; it reports revenue through the Company's Security Products and Services Group.

     On March 16, 1998, the Company acquired all of the shares of Corplex, a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). Corplex, which will report revenue through the Company's Investigations and Intelligence Group, will allow the Company to streamline its use of subcontract investigators in the New York metropolitan area and offer certain new products, such as executive protection and electronic counter measure expertise, that are natural extensions of existing service areas.

     On March 30, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of General Commercial Services Ltd. of Toronto, Canada, which operates primarily through its wholly owned subsidiaries as Lindquist Avey Macdonald Baskerville ("Lindquist Avey"). The purchase price consists of a combination of cash and shares of Common Stock, the specific terms of which have not been determined. The transaction is expected to be consummated during June 1998 conditioned on the satisfactory completion of due diligence and execution of definitive agreements. Lindquist Avey is a leading international firm dedicated exclusively to forensic accounting and corporate investigations.

     On March 31, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of Kizorek, Inc. ("Kizorek") of Naperville, Illinois, or 800,000 shares of Common Stock. Kizorek, which does business as Inphoto Surveillance, is a leading claims investigation agency which primarily provides video surveillance serves to insurance companies, corporations, and government agencies in connection with investigating disability claims. The transaction is conditioned on the satisfactory completion of due diligence and the execution of definitive agreements. The transaction is expected to qualify for "pooling of interests" accounting treatment.

     Revenue recognition. The Company's net sales from government and most commercial armoring contracts are recognized using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when it becomes likely that a loss will occur. Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage of completion are reflected in contract revenues in the period when such estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, the Company would recognize a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain overhead costs allocated to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is concluded that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. The revisions are recognized when determined.

     Revenue from investigative and intelligence services is recognized as the services are performed. The Company records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Security products and services
  Military..................................................    17.4%     35.5%     23.0%
  Commercial................................................    23.2      16.0      32.5
Investigations and intelligence.............................    57.0      43.4      35.4
Voice and data security.....................................     2.4       5.1       9.2
                                                              ------    ------    ------
  Total net sales...........................................   100.0%    100.0%    100.0%
Cost of sales...............................................    72.4      72.5      69.1
                                                              ------    ------    ------
  Gross profit..............................................    27.6      27.5      30.9
Operating expenses:
  Selling and marketing.....................................    11.0       6.4       7.5
  General and administrative................................    22.0      15.6      14.8
  Merger related costs......................................      --        --       3.8
                                                              ------    ------    ------
Operating income (loss).....................................    (5.4)      5.5       4.7
Other income (expense):
  Interest expense..........................................    (3.3)     (2.0)     (2.5)
  Other, net................................................    (0.4)      0.2      (0.2)
                                                              ------    ------    ------
Income (loss) before minority interest, provision (benefit)
  for income taxes, extraordinary item and cumulative effect
  of change in accounting principle.........................    (9.1)      3.7       2.0
Minority interest...........................................      --        --       0.1
                                                              ------    ------    ------
Income (loss) before provision (benefit) for income taxes,
  extraordinary item and cumulative effect of change in
  accounting principle......................................    (9.1)      3.7       1.9
     Provision (benefit) for income taxes...................    (1.5)     (0.1)      1.2
                                                              ------    ------    ------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................    (7.6)      3.8       0.7
Extraordinary loss..........................................      --        --      (0.1)
                                                              ------    ------    ------
Income (loss) before cumulative effect of change in
  accounting principle......................................      --        --       0.6
Cumulative effect of change in accounting principle.........      --        --      (0.2)
                                                              ------    ------    ------
Net income (loss)...........................................    (7.6)%     3.8%      0.4%
                                                              ======    ======    ======

1997 COMPARED TO 1996

     NET SALES. Net sales increased $36.7 million, or 24%, from $153.7 million in 1996 to $190.4 million in 1997. The primary reasons for this increase were the acquisitions made in the Company's Security Products and Services Group and Voice and Data Security Group in 1997.

     Security Products and Services Group. Net sales for the Security Products and Services Group increased $26.4 million, or 33%, from $79.2 million in 1996 to $105.6 million in 1997.

     The Group's net sales for 1997 from commercial products and services were $61.8 million, an increase of $37.3 million, or 152%, over 1996. This increase was due to several factors, including primarily the incorporation of net sales from Labbe and ITI in the Group's results. Excluding acquisitions, net sales from commercial products and services increased $12.7 million, or 52%. The Company experienced significant growth in its Brazilian and Mexican armoring subsidiaries, a trend management believes will continue for the foreseeable future. With the purchase of IMEA and the initiation of a start-up armoring operation in the Philippines, the Security Products and Services Group continued its expansion in existing and new markets. The Company will continue to seek out new acquisition opportunities and additional new markets for its security products and services.

     In 1996, the U.S. Military requested accelerated production of Up-Armored HMMWVs. This resulted in net sales of $54.6 million in 1996. Military net sales returned to a non-accelerated level in 1997, resulting in net sales from military products decreasing by $10.9 million, or 20%, to $43.7 million in 1997. Management expects net sales from military products to remain at a level comparable to 1997 for the foreseeable future.

     Investigations and Intelligence Group. Net sales of the Investigations and Intelligence Group in 1997 were derived predominantly from the activities of KHI. Throughout 1997, KHI was actively involved in various strategic discussions that contemplated a sale of the company. Pending the outcome of such discussions, KHI delayed implementation of its internal growth plans. Furthermore, uncertainties regarding the outcome of the discussions resulted in the departure of certain KHI managers prior to the Merger. Finally, in connection with the Merger and in an effort to improve its cost structure, the Company reduced personnel in certain markets. As a result of these factors, net sales for the Investigations and Intelligence Group increased only $0.7 million, or 1%, from $66.7 million in 1996 to $67.4 million in 1997. The change in 1997 was attributable primarily to an increase in net sales from business intelligence services, which includes due diligence work and services related to corporate mergers and acquisitions, offset by a decline in net sales from investigations.

     During the fourth quarter, the Investigations and Intelligence Group reactivated its growth plan to open offices in Boston, Mexico City and Dallas and to pursue related acquisitions. The Company expects these initiatives will have a favorable impact on growth of net sales in 1998.

     Voice and Data Security Group. During 1997, the Company replaced its primary wholesale distributor, acquired Next Destination, a subdistributor, and reconfigured its distribution product mix to focus on the sale of satellite communications equipment in addition to satellite navigation equipment. As a result, the Company experienced a growth rate in 1997 approximately five to six times higher than normal. Net sales for the Voice and Data Security Group were $17.4 million in 1997, an increase of $9.7 million, or 124%, from $7.8 million in 1996. The Company expects growth in this segment to return to a more normal rate in 1998.

     COST OF SALES AND GROSS PROFIT. Cost of sales for 1997 increased $20.2 million, or 18%, from $111.5 million in 1996 to $131.6 million in 1997. The increase in cost of sales was due to increases in the Company's level of business activity as result of the acquisitions made in 1997.

     Security Products and Services Group. Gross profit as a percent of net sales for the Security Products and Services Group increased from 25.8% in 1996 to 28.4% in 1997. As revenues and costs are recognized using the percentage-of-completion method of accounting, actual cost and gross profit may be revised from previously estimated amounts.

     Historically the Company has experienced a higher gross profit percent related to net sales of commercial armoring products in comparison with those of military armoring products. In the future, the Company expects to increase its percentage of sales from commercial armoring products. However, because the Company's gross profit percentage was affected favorably by adjustments resulting from performance on certain contracts in 1997, the Company does not expect to maintain the 1997 gross profit percentage level in 1998.

     Investigations and Intelligence Group. Gross profit as a percent of net sales for the Investigations and Intelligence Group increased from 29.4% in 1996 to 38.0% in 1997. Gross profit percent in 1996 was unfavorably affected by a write-off of $5.0 million in uncollectible accounts receivable relating to services provided in earlier periods. Without the write-off, the gross profit percentages would have been comparable between periods.

     Voice and Data Security Group. Prior to the acquisition of Next Destination, the Company's Voice and Data Security Group realized a higher gross profit percentage due to a higher mix of integrated products versus distributed products. As a distributor, Next Destination's gross profit percentages were relatively lower. Gross profit as a percent of net sales for the Voice and Data Security Group decreased from 27.6% in 1996 to 17.9% in 1997. Management expects the level of gross profit percentage experienced in 1997 to be maintained in future periods.

     OPERATING EXPENSES. Excluding Merger related expenses of $7.2 million, operating expenses increased $8.9 million, or 26%, from $33.7 million in 1996 to $42.6 million in 1997. The $7.2 million in expenses related to the Merger consisted of approximately $4.6 million in professional fees and expenses and approximately $2.6 million relating to the integration of the operations of the two companies. Included in the integration expenses were bonuses paid to certain key employees as incentives to remain with the Company and severance payments made to employees who left employment of the Company in connection with the Merger. Also included was a charge made as result of the acceleration of the vesting of certain shares of restricted KHI stock immediately prior to the Merger. All of the Merger related costs were recognized in 1997 and will have no effect on the earnings of the Company in future periods.

     The primary reason for the increase in operating expenses, exclusive of Merger related expenses, was the inclusion of operations from the acquisitions made in 1997. In addition, the increase in operating expenses reflects the Company's efforts to expand into new markets, both in the Security Products and Services Group and the Investigations and Intelligence Group. Excluding Merger related expenses, operating expenses as a percent of net sales stayed constant at 22% in both 1996 and 1997.

     Prior to the Merger, KHI was involved in merger discussions with Choicepoint, Inc. ("Choicepoint") a subsidiary of Equifax, Inc. Choicepoint and KHI did not reach a final agreement and, as a result, did not consummate the transaction. Certain professional fees, which totaled approximately $0.5 million, associated with the Choicepoint transaction are included in the Company's operating expenses in 1997.

     INTEREST EXPENSE. Interest expense for 1997 increased $1.7 million, or 53%, to $4.8 million, compared to $3.1 million in 1996. The increase in 1997 was the result of increased borrowing to finance the Company's 1997 acquisitions. The Company expects to retire a portion of its debt from the proceeds of the Offering. As a result, assuming completion of the Offering, interest expense is expected to be lower in 1998 than in 1997.

     OTHER, NET. Other income (expense), net decreased from $0.3 million of income in 1996 to $0.4 million in expense in 1997. The change was due primarily to an increase in foreign currency transaction losses recognized in 1997.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes increased from a benefit of $(0.2) million in 1996 to a provision of $2.4 million in 1997. The Company's OHE subsidiary did not book a tax provision for the first ten months of 1996 due to OHE's S Corporation status, which was terminated on October 28, 1996 in conjunction with the Reorganization.

     The Company incurred taxes at the effective rate of 65% in 1997. Due to the non-deductibility of certain Merger related expenses in the period and the impact of foreign losses for which no benefit can be provided.

Management believes that the rate is substantially higher than the Company will experience in 1998 and for future periods.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company had previously capitalized costs related to the reengineering of certain information systems. The capitalized amount, approximately $0.6 million before tax, was expensed in 1997 in accordance with Emerging Issues Task Force Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The amount expensed is shown net of applicable tax benefit of $0.2 million.

1996 COMPARED TO 1995

     NET SALES. Net sales increased $67.8 million, or 79%, from $85.8 million in 1995 to $153.7 million in 1996. The primary reasons for this change were the acceleration of the HMMWV contract and increases in the level of business activity in the Investigations and Intelligence Group and Voice and Data Security Group discussed below.

     Security Products and Services Group. Net sales for the Security Products and Services Group increased $44.3 million, or 127%, from $34.9 million in 1995 to $79.2 million in 1996. 1996 net sales reflect the U.S. Government's request to accelerate the production of Up-Armored HMMWVs and HMMWV armor kits. In addition, the level of military net sales in 1995 was significantly impacted by an unanticipated six-month delay in the delivery of HMMWV chassis from a supplier, leading to production of substantially fewer Up-Armored HMMWVs.

     Commercial revenue for 1996 was $24.6 million, an increase of $4.6 million, or 23% over 1995. This increase was primarily due to the inclusion of net sales from start-up operations in Russia, Mexico and Brazil.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $17.8 million, or 36%, from $48.9 million in 1995 to $66.7 million in 1996. The increase in 1996 was attributable primarily to an increase in net sales from corporate investigation and business intelligence services, which increased $12.3 million and $4.0 million, respectively. These increases were the result of expansion into new geographic areas and an enhanced marketing program, including a Vendor Integrity Program, which accounted for approximately $1.0 million of the increase in net sales.

     Voice and Data Security Group. Net sales for the Voice and Data Security Group increased $5.7 million, or 280%, from $2.0 million in 1995 to $7.8 million in 1996. The increase in net sales was attributable primarily to the addition of the Compact-M portable satellite terminal, initially marketed by the Company in 1996.

     COST OF SALES AND GROSS PROFIT. Cost of sales for 1996 increased $49.3 million, or 79%, from $62.1 million in 1995 to $111.5 million in 1996. The increase in cost of sales was due to increases in the Company's level of business activity.

     Security Products and Services Group. Gross profit as a percent of net sales for the Security Products and Services Group increased from 23.3% in 1995 to 25.8% in 1996. This increase was due to revenue recognized on new military contracts, both U.S. and foreign, with a higher gross profit percent than previously experienced. Also contributing to the increase in gross profit as a percent of sales was the effect of the start-up operations in Brazil, Mexico and Russia, which experienced higher gross margins for their products than the Company had experienced previously. These higher margins were the result of lower direct costs and less developed competition in the markets where these start-up operations exist.

     Investigations and Intelligence Group. Gross profit as a percent of net sales decreased from 31.1% in 1995 to 29.4% in 1996. Cost of sales in 1996 included a write-off of $5.0 million in uncollectible accounts receivable relating to services provided in earlier periods. Without the effect of the write-off, gross margin as a percent of net sales would have increased 5.8% over 1995 to 36.9%.

     Voice and Data Security Group. Gross profit as a percent of net sales increased from 20.0% in 1995 to 27.6% in 1996. This increase was due primarily to new products marketed by the Company in 1996, that were sold at a higher gross margin than the Company had experienced with other products.

     OPERATING EXPENSES. Operating expenses in 1996 increased $5.3 million, or 19%, from $28.4 million in 1995 to $33.7 million in 1996. As a percent of net sales, operating expenses decreased from 33% in 1995 to 22% in 1996, as result of increases in net sales which did not require a commitment of additional marketing and administrative resources.

     Selling and marketing expenses increased approximately $0.3 million, or 3%, from $9.4 million in 1995 to $9.7 million in 1996. Certain costs, primarily personnel and advertising, increased $1.2 million due to the Company's growth into its new Brazilian, Mexican and Russian markets. This increase was offset by a $0.9 million reduction primarily attributable to the use of lower cost information services for pre-marketing purposes in the Investigations and Intelligence Group.

     General and administrative expenses increased $5.0 million, or 27%, from $18.9 million in 1995 to $23.9 million in 1996. This increase was attributable primarily to the addition of professional employees and associated infrastructure to support the Company's increased level of business activity. These increases included the addition of personnel and facilities to support expansion into new product lines, such as risk and crisis management services, and new geographic regions, such as Asia and Latin America.

     INTEREST EXPENSE. Interest expense increased $0.3 million, or 12%, from $2.8 million in 1995 to $3.1 million in 1996. The increase was due primarily to increased borrowings necessary to finance increased production levels and new operations in the Company's Security Products and Services Group. This increase was offset partially by a reduction in interest expense paid on long-term debt outstanding to certain shareholders. The amount outstanding to those shareholders was reduced due to principal payments made in 1996.

     OTHER, NET. Other income (expense), net increased $0.7 million, from $(0.4) million in 1995 to $0.3 million in 1996. This increase was due primarily to a gain on the sale of marketable securities and a realized foreign currency transaction gain.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) decreased from a benefit of $1.3 million in 1995 to a benefit of $0.2 million in 1996. The lower benefit for income taxes in 1996 in comparison with 1995 was related to KHI's losses before taxes, which were lower in 1996. OHE booked no provision for income taxes prior to the termination of its S Corporation status in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company historically has met its operating cash needs by utilizing borrowings from shareholders and credit arrangements to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

     The Company's operations may fluctuate on a quarterly basis as a result of the timing of contract costs. The incurrence of contract costs and related production scheduling must be responsive to specific customer delivery requirements, which may involve the acceleration of deliveries under a contract at a customer's request, such as occurred with the HMMWV contract in 1996. The Company's short-term liquidity may be affected by the payment terms of its U.S. Military contracts and certain foreign government contracts.

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

     Senior Notes. On May 30, 1997 the Company issued and sold $35.0 million worth of Senior Notes, maturing on May 30, 2004, to certain institutional investors. The Senior Notes bear interest at a rate of 9.56%, subject to a step down of the associated interest rate if the Company meets certain defined requirements. The Senior Notes impose covenant restrictions on the Company's operations, including limitations on dividends and priority debt, and constraints on specific investments, as well as requirements relating to the Company's reported net worth, fixed charges coverage and level of outstanding debt. Of the $35.0 million in proceeds from the issuance of the Senior Notes, $26.2 million was used to pay off the term loan and revolver from the Company's previous credit agreement. The payoff also resulted in the recognition of an extraordinary charge against earnings of $0.2 million, net of $0.1 million of tax benefit, for the bank fees associated with the previous agreement.

     Credit Facility. On December 1, 1997, the Company entered into a restated credit agreement with KeyBank concurrent with the closing of the Merger. The agreement provides for a revolving line of credit of $7.0 million, a letter of credit facility of approximately $7.7 million and a $7.0 million term note maturing in January 1999. The term note bears interest at the prime rate or, at the Company's option, the LIBOR rate plus 2.5% per annum and matures in January 1999. The revolving credit portion of the facility bears interest as follows: for advances outstanding of less than $4.5 million, at the prime rate less 0.5% or, at the Company's option, the LIBOR rate plus 2.0%; and for advances outstanding in excess of $4.5 million, at the prime rate or, at the Company's option, the LIBOR rate plus 2.5%. As of March 13, 1998, the term note bore interest at the rate of 8.5% per annum and the revolving credit portion of the facility bore interest at an effective rate of 8.1% per annum. The credit agreement imposes requirements on the Company's reported fixed charge coverage ratio, net worth and debt capitalization, along with certain restrictions on investments, acquisitions, intangibles and capital expenditures. The restated agreement replaced an agreement signed with KeyBank on May 30, 1997.

     On March 13, 1998, approximately $5.5 million was outstanding on the Company's revolving credit agreement and $7.0 million was outstanding on the term note with KeyBank. Upon consummation of the Merger, the Company used cash on hand, proceeds from its revolving credit facility, the term note and cash from KHI to replace substantially all of KHI's existing debt (approximately $14.5 million) and to fund transaction and integration costs previously discussed. The Company intends to repay amounts outstanding under the credit agreement and the term note with a portion of the proceeds of the Offering. If the Offering is not completed, the Company will seek other sources of capital to refinance the $7.0 million obligation under the term note when it matures in January 1999.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $7.4 million and $4.5 million for the twelve months ended December 31, 1996 and 1997, respectively. The Company generated over $5.7 million in depreciation and amortization for the twelve months ended December 31, 1997, versus $4.6 million for the previous year. Working capital changes, net of effects of acquisitions, utilized $5.3 million in cash in 1997, primarily due to increases in accounts receivable, inventory and prepaid expenses largely offset by an increase in accounts payable. These increases resulted from a general increase in the Company's business activity.

     Cash Flows from Investing Activities. Historically, the Company has limited its capital expenditure requirements by leasing certain facilities and equipment. Capital expenditures totaled $3.2 million and $4.4 million for the twelve months ended December 31, 1996 and 1997, respectively. Additions to databases totaled $3.3 million and $3.9 million for the twelve months ended December 31, 1996 and 1997, respectively.

     In addition to capital expenditures and database additions, the Company also used $8.2 million in net cash in connection with the acquisitions of Labbe, ITI, and IMEA in 1997.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $1.6 million and $13.8 million for the twelve months ended December 31, 1996 and 1997, respectively. The increase in 1997 was due primarily to issuance of the Senior Notes in the second quarter of 1997 ($35.0 million) and the issuance of a $7.0 million term bank note in the fourth quarter in connection with the Merger. This increase was partially offset by the $14.5 million in repayments made in conjunction with the Merger and net repayments of approximately $9.4 million made under the Company's revolving line of credit during 1997.

     The Company utilizes derivative financial instruments, in the form of forward contracts, to hedge its exposure to foreign currency rate fluctuations. At March 13, 1998, four such contracts were outstanding in connection with an intercompany demand note with Labbe. These contracts are intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with this forward contract were $15.5 million and $0.5 million, respectively. These contracts mature on July 15, 1998, January 15, 1999, July 15, 1999 and September 15, 1999, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

     Year 2000 Issues. The Company has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed successfully on a timely basis. In addition, the Company is selecting and implementing several new software applications, all of which are believed to be Year 2000 compliant. Although the ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside the Company's control, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. The Company currently does not expect the costs necessary to address this matter to be material to its financial condition or results of operations.

     Available Funds. Regardless of whether the Offering is completed, the Company believes the total of funds on hand, available credit and cash flows from operating activities will be adequate for the Company's 1998 operational and capital expenditure needs. Assuming completion of the Offering, the Company will have significantly expanded capacity in both working capital and its credit facility. As noted above, the Company continues to seek opportunities to invest in new markets, products and services, and acquisitions that fit its strategic growth plans. The Company believes that adequate financing for any such investments or acquisitions will be available after the Offering through funds then on hand, through future borrowings due to the enhanced financial condition of the Company as a result of the Offering or through the issuance of Common Stock in payment for acquired businesses.

     Should the Offering not be completed, the Company will need to seek other sources of capital to refinance the $7.0 million term note at maturity, as indicated above, and may need to curtail certain of its plans for expansion and acquisition until such time as additional capital can be raised or generated from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Kroll-O'Gara Company:

     We have audited the accompanying consolidated balance sheets of THE KROLL-O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 or 1996 financial statements of Kroll Holdings, Inc., a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of The Kroll-O'Gara Company and reflect total assets and total revenues of 46 percent and 46 percent, respectively, in 1996 and total revenues of 62 percent in 1995, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Kroll Holdings, Inc. for those years, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kroll-O'Gara Company and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As explained in Note 2(o) to the consolidated financial statements, effective in the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities.

                                                /S/ ARTHUR ANDERSEN LLP

Cincinnati, Ohio
  March 13, 1998

                          INDEPENDENT AUDITORS' REPORT

The Stockholders of
Kroll Holdings, Inc.

     We have audited the accompanying consolidated balance sheet of Kroll Holdings, Inc. (the "Company") and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ DELOITTE & TOUCHE LLP

New York, New York
March 13, 1997
(August 8, 1997 as to Notes 7 and 17)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Kroll Holdings, Inc.:

     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows (not presented separately herein) of Kroll Holdings, Inc. and subsidiaries for the year then ended, December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kroll Holdings, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

New York, New York
March 28, 1996

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

                                                                  1996            1997
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash......................................................  $  4,761,464    $  6,899,132
  Marketable securities.....................................        47,500          22,969
  Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $1,913,731 and $2,515,579 in
     1996 and 1997, respectively (Notes 2 and 4)............    22,941,065      37,649,259
  Unbilled revenues (Note 2)................................     4,150,307       3,081,481
  Other receivables (Note 6)-
     Advances to shareholders...............................       288,829         525,996
     Affiliates.............................................       291,951         366,307
     Employees..............................................       490,881          47,591
  Costs and estimated earnings in excess of billings on
     uncompleted contracts (Note 4).........................    15,326,548      12,078,464
  Inventories (Note 4)......................................     8,733,640      19,452,970
  Prepaid expenses and other................................     2,856,560       6,454,873
  Deferred tax asset (Note 5)...............................            --         411,988
                                                              ------------    ------------
          Total current assets..............................    59,888,745      86,991,030
                                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 2 and 8):
  Land......................................................       901,079       1,636,939
  Buildings and improvements................................     3,772,295       6,223,250
  Leasehold improvements....................................     5,186,648       5,242,607
  Furniture and fixtures....................................     3,741,384       4,629,796
  Machinery and equipment...................................     8,488,348      11,290,146
  Construction-in-progress..................................            --       1,037,528
                                                              ------------    ------------
                                                                22,089,754      30,060,266
  Less -- accumulated depreciation..........................   (13,526,406)    (15,448,045)
                                                              ------------    ------------
                                                                 8,563,348      14,612,221
                                                              ------------    ------------
DATABASES, net of accumulated amortization of $16,568,473
  and $19,505,625 in 1996 and 1997, respectively (Note 2)...     7,415,449       8,335,211
COSTS IN EXCESS OF ASSETS ACQUIRED, net of accumulated
  amortization of $88,752 and $772,401 in 1996 and 1997,
  respectively (Notes 2 and 3)..............................     2,316,004      17,852,392
OTHER ASSETS (Note 4).......................................     3,050,425       6,179,862
                                                              ------------    ------------
                                                                12,781,878      32,367,465
                                                              ------------    ------------
                                                              $ 81,233,971    $133,970,716
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

                                                                  1996            1997
                                                              ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 7)........................  $  9,935,947    $     559,112
  Current portion of long-term debt (Note 8)................     4,461,420        3,200,925
  Shareholder payable (Note 6)..............................     2,000,000          309,500
  Accounts payable
     Trade..................................................    15,997,708       31,585,862
     Affiliates (Note 6)....................................       532,998          874,939
  Billings in excess of costs and estimated earnings on
     uncompleted contracts (Note 4).........................     1,330,402          320,662
  Accrued liabilities.......................................     9,628,915       13,928,653
  Income taxes currently payable............................       514,871          845,753
  Deferred income taxes (Note 5)............................     1,703,377               --
  Customer deposits.........................................     3,183,564        3,839,770
                                                              ------------    -------------
          Total current liabilities.........................    49,289,202       55,465,176
OTHER LONG-TERM LIABILITIES.................................     2,057,197        1,532,730
SHAREHOLDER PAYABLE.........................................     5,048,266               --
DEFERRED INCOME TAXES (Note 5)..............................     2,002,779        2,154,758
LONG-TERM DEBT, net of current portion (Note 8).............     5,969,092       46,863,591
                                                              ------------    -------------
          Total liabilities.................................    64,366,536      106,016,255
                                                              ------------    -------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
SHAREHOLDERS' EQUITY (Note 1):
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued................................            --               --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 12,593,432 and 13,590,525 shares issued and
     outstanding in 1996 and 1997, respectively.............       125,934          135,905
  Additional paid-in-capital................................    37,788,430       50,589,966
  Retained deficit..........................................   (20,903,110)     (22,387,500)
  Unrealized appreciation of marketable securities..........        14,167           10,469
  Cumulative foreign currency translation adjustment (Note
     2).....................................................      (157,986)        (394,379)
                                                              ------------    -------------
          Total shareholders' equity........................    16,867,435       27,954,461
                                                              ------------    -------------
                                                              $ 81,233,971    $ 133,970,716
                                                              ============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                      1995            1996            1997
                                                   -----------    ------------    -------------
NET SALES:
  Security products and services.................  $34,883,065    $ 79,155,974    $ 105,556,685
  Investigations and intelligence................   48,914,120      66,734,775       67,419,256
  Voice and data security........................    2,044,115       7,770,000       17,437,408
                                                   -----------    ------------    -------------
          Net sales..............................   85,841,300     153,660,749      190,413,349
COST OF SALES:
  Security products and services.................   26,769,685      58,718,188       75,539,848
  Investigations and intelligence................   33,709,055      47,116,851       41,781,284
  Voice and data security........................    1,635,329       5,623,423       14,323,254
                                                   -----------    ------------    -------------
          Cost of sales..........................   62,114,069     111,458,462      131,644,386
                                                   -----------    ------------    -------------
          Gross profit...........................   23,727,231      42,202,287       58,768,963
                                                   -----------    ------------    -------------
OPERATING EXPENSES:
  Selling and marketing..........................    9,448,495       9,762,911       14,371,081
  General and administrative.....................   18,888,556      23,897,014       27,538,443
  Merger related costs...........................           --              --        7,204,926
  Amortization of costs in excess of assets
     acquired....................................       26,939          43,660          683,649
                                                   -----------    ------------    -------------
          Operating expenses.....................   28,363,990      33,703,585       49,798,099
                                                   -----------    ------------    -------------
          Operating income (loss)................   (4,636,759)      8,498,702        8,970,864
OTHER INCOME (EXPENSES):
  Interest expense...............................   (2,812,455)     (3,139,914)      (4,806,036)
  Other, net.....................................     (384,362)        336,810         (393,135)
                                                   -----------    ------------    -------------
          Income (loss) before minority interest,
            provision (benefit) for income taxes,
            extraordinary item and cumulative
            effect of change in accounting
            principle............................   (7,833,576)      5,695,598        3,771,693
  Minority interest..............................           --              --         (156,223)
                                                   -----------    ------------    -------------
          Income (loss) before provision
            (benefit) for income taxes,
            extraordinary item and cumulative
            effect of change in accounting
            principle............................   (7,833,576)      5,695,598        3,615,470
  Provision (benefit) for income taxes...........   (1,297,837)       (161,624)       2,351,729
                                                   -----------    ------------    -------------
          Income (loss) before extraordinary item
            and cumulative effect of change in
            accounting principle.................   (6,535,739)      5,857,222        1,263,741
  Extraordinary loss, net of applicable tax
     benefit of $129,250 (Note 7)................           --              --         (193,875)
                                                   -----------    ------------    -------------
          Income (loss) before cumulative effect
            of change in accounting principle....   (6,535,739)      5,857,222        1,069,866
  Cumulative effect of change in accounting
     principle, net of applicable tax benefit of
     $240,000 (Note 2(o))........................           --              --         (360,000)
                                                   -----------    ------------    -------------
          Net income (loss)......................  $(6,535,739)   $  5,857,222    $     709,866
                                                   ===========    ============    =============
  Earnings (loss) per share (Note 2):
     Basic.......................................  $     (0.65)   $       0.55    $        0.05
                                                   ===========    ============    =============
     Diluted.....................................  $     (0.65)   $       0.51    $        0.05
                                                   ===========    ============    =============
  Weighted average shares outstanding (Note 2):
     Basic.......................................   10,020,777      10,742,131       13,060,818
                                                   ===========    ============    =============
     Diluted.....................................   10,020,777      11,160,157       13,720,556
                                                   ===========    ============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                                        CUMULATIVE
                                                                                          UNREALIZED      FOREIGN
                                                                                         APPRECIATION    CURRENCY
                                                            ADDITIONAL                        OF        TRANSLATION
                                                  COMMON      PAID-IN       RETAINED      MARKETABLE    ADJUSTMENT
                                      SHARES      STOCK       CAPITAL       DEFICIT       SECURITIES     (NOTE 2)        TOTAL
                                    ----------   --------   -----------   ------------   ------------   -----------   -----------
BALANCE, December 31, 1994, as
  previously reported.............   3,568,008   $14,072    $ 2,482,140   $ (1,223,982)    $    --       $     493    $ 1,272,723
Adjustment for pooling of
  interests.......................   5,529,894    55,299     19,309,745     (9,729,811)         --         167,320      9,802,553
                                    ----------   --------   -----------   ------------     -------       ---------    -----------
BALANCE, December 31, 1994, as
  restated........................   9,097,902    69,371     21,791,885    (10,953,793)         --         167,813     11,075,276
Net loss..........................          --        --             --     (6,535,739)         --              --     (6,535,739)
Aggregate translation
  adjustment......................          --        --             --             --          --          29,735         29,735
Incorporation of OSN..............     922,375     1,163        248,837             --          --              --        250,000
Distributions to shareholders.....          --        --             --       (162,800)         --              --       (162,800)
                                    ----------   --------   -----------   ------------     -------       ---------    -----------
BALANCE, December 31, 1995........  10,020,277    70,534     22,040,722    (17,652,332)         --         197,548      4,656,472
Net income........................          --        --             --      5,857,222          --              --      5,857,222
Aggregate translation
  adjustment......................          --        --             --             --          --        (355,534)      (355,534)
Distributions to shareholders,
  prior to the offering...........          --        --             --       (230,000)         --              --       (230,000)
Sale of common stock between
  shareholders prior to the
  offering........................          --        --         39,780             --          --              --         39,780
Exercise of stock options, prior
  to the offering (Note 11).......     121,463         4            441             --          --              --            445
Initial public offering of common
  stock, net of issuance costs of
  approximately $3,550,000 (Note
  1)..............................   2,048,000    51,359     14,820,458             --          --              --     14,871,817
Issuance of Kroll restricted stock
  (Note 11(b))....................     403,692     4,037        887,029             --          --              --        891,066
Distribution of previously taxed S
  Corp earnings to S Corp
  shareholders (Note 1)...........          --        --             --     (9,000,000)         --              --     (9,000,000)
Forgiveness of affiliate
  obligation (Note 1).............          --        --             --        122,000          --              --        122,000
Unrealized appreciation of
  marketable securities (Note
  2)..............................          --        --             --             --      14,167              --         14,167
                                    ----------   --------   -----------   ------------     -------       ---------    -----------
BALANCE, December 31, 1996........  12,593,432   125,934     37,788,430    (20,903,110)     14,167        (157,986)    16,867,435
Net income........................          --        --             --        709,866          --              --        709,866
Aggregate translation
  adjustment......................          --        --             --             --          --        (236,393)      (236,393)
Issuance of stock bonus to certain
  employees.......................       4,547        45         49,972             --          --              --         50,017
Exercise of stock options (Note
  11).............................       4,200        42         43,152             --          --              --         43,194
Issuance of stock in conjunction
  with the acquisition of
  businesses (Note 3).............     753,806     7,538      8,452,231             --          --              --      8,459,769
Issuance of stock in conjunction
  with the purchase of minority
  interest (Note 3(f))............      69,565       696      1,242,778             --          --              --      1,243,474
Issuance of Kroll restricted stock
  (Note 11(b))....................     424,011     4,240      1,352,040             --          --              --      1,356,280
Tax benefit of restricted stock
  vesting (Note 11(b))............          --        --      2,160,341             --          --              --      2,160,341
Purchase and retirement of common
  stock (Note 11(d))..............    (259,036)   (2,590)      (498,978)    (2,194,256)         --              --     (2,695,824)
Unrealized depreciation of
  marketable securities (Note
  2)..............................          --        --             --             --      (3,698)             --         (3,698)
                                    ----------   --------   -----------   ------------     -------       ---------    -----------
BALANCE, December 31, 1997........  13,590,525   $135,905   $50,589,966   $(22,387,500)    $10,469       $(394,379)   $27,954,461
                                    ==========   ========   ===========   ============     =======       =========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 16)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                 1995           1996           1997
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(6,535,739)   $ 5,857,222    $   709,866
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
    Depreciation and amortization...........................    1,334,829      1,602,415      2,105,440
    Amortization of databases...............................    2,470,696      2,949,134      2,937,152
    Amortization of costs in excess of assets acquired......       26,939         26,992        683,649
    Bad debt expense........................................    3,050,310      8,108,976      2,043,080
    Shareholder stock compensation..........................           --        930,846      1,356,280
    Loss on write-off of notes receivable...................       55,966             --         35,434
    Share in net (income) loss of joint ventures............      224,789        (19,224)      (121,650)
    Loss on sale of property and equipment..................        6,245          1,872             --
    Gain on sale of marketable securities...................           --       (108,646)       (14,503)
  Change in assets and liabilities, net of effects of
    acquisitions-
    Receivables.............................................   (1,511,151)    (4,367,583)   (10,337,879)
    Unbilled revenues.......................................    1,391,221     (2,334,527)     1,068,826
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................   (3,957,287)    (7,626,473)     3,499,084
    Inventories.............................................   (1,590,370)    (3,806,141)    (5,498,203)
    Deferred tax asset......................................           --             --       (411,988)
    Prepaid expenses and other assets.......................   (3,001,541)       480,484     (1,967,307)
    Accounts payable and income taxes currently payable.....    5,846,271      1,539,162      8,101,579
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................      (43,150)      (375,640)    (1,009,740)
    Customer deposits.......................................     (340,877)     1,767,785        509,540
    Amounts due to/from employees...........................       19,820       (294,471)       443,290
    Deferred income taxes payable...........................     (875,312)      (405,380)       151,979
    Accrued liabilities.....................................    1,017,909      4,090,422        737,044
    Long-term liabilities...................................      149,740       (651,660)      (561,467)
                                                              -----------    -----------    -----------
         Net cash provided by (used in) operating
           activities.......................................   (2,260,692)     7,365,565      4,459,506
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net...........   (1,127,676)    (3,221,565)    (4,417,574)
  Proceeds from sale of property and equipment..............        4,235            600             --
  Additions to databases....................................   (2,985,409)    (3,250,360)    (3,856,914)
  Decrease (increase) in notes receivable -- shareholder....     (233,253)       233,253             --
  Acquisitions, net of cash acquired (Note 3)...............           --       (814,710)    (8,103,948)
  Sale of marketable securities.............................           --        200,313         35,424
  Other.....................................................      (27,600)       (66,711)       266,004
                                                              -----------    -----------    -----------
         Net cash used in investing activities..............   (4,369,703)    (6,919,180)   (16,077,008)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees.......................................           --             --       (723,727)
  Net borrowings (repayments) under revolving lines of
    credit..................................................    4,551,025       (252,818)    (9,376,835)
  Proceeds from long-term debt..............................       41,608         50,899     42,406,179
  Payments of long-term debt................................   (3,736,745)    (5,000,668)    (8,922,658)
  Proceeds from notes payable -- shareholder................    2,600,000      2,000,000        500,000
  Repayment of notes payable -- shareholder.................     (106,500)      (803,745)    (7,238,766)
  Net proceeds from issuance of common stock................      250,000     14,871,817             --
  Purchase and retirement of common stock...................           --             --     (2,695,824)
  Foreign currency translation..............................          922        (46,187)      (160,462)
  Distributions to shareholders.............................     (162,800)    (9,230,000)            --
  Proceeds from exercise of stock options...................           --            445         43,194
                                                              -----------    -----------    -----------
         Net cash provided by financing activities..........    3,437,510      1,589,743     13,831,101
                                                              -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................   (3,192,885)     2,036,128      2,213,599
Effects of foreign currency exchange rates on cash..........           --         34,032        (75,931)
                                                              -----------    -----------    -----------
CASH, beginning of year.....................................    5,884,189      2,691,304      4,761,464
                                                              -----------    -----------    -----------
CASH, end of year...........................................  $ 2,691,304    $ 4,761,464    $ 6,899,132
                                                              ===========    ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(1) BASIS OF PRESENTATION

     The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively the "Company"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company's Security Products and Services Group markets ballistic and blast protected vehicles to businesses, individuals and governments. It also offers security services such as training, risk and crisis management services, and site security systems. The Investigations and Intelligence Group offers business intelligence and investigation services to clients worldwide. The Voice and Data Security Group offers secure satellite communication equipment, satellite navigation systems and computer hardware and software security.

     In December 1997, a wholly owned subsidiary of The O'Gara Company (O'Gara) was merged into Kroll Holdings, Inc. (Kroll). At the time of the merger, the Company's name was changed from The O'Gara Company to The Kroll-O'Gara Company.

     Effective upon the consummation of the merger, each then issued and outstanding share of Kroll common stock, including shares issued under the Kroll restricted stock plan (see Note 11), was converted into 62.52 shares of common stock of the Company or 6,098,561 shares of Company common stock in total. Outstanding employee stock options of Kroll were converted at the same exchange factor into options to purchase 551,492 shares of Company common stock (see Note
11).

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Kroll as though it had always been a part of the Company.

     There were no transactions between O'Gara and Kroll prior to the combination, and immaterial adjustments were recorded to conform Kroll's accounting policies. Certain reclassifications were made to the Kroll financial statements to conform to the Company's presentations. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                               O'GARA          KROLL         COMBINED
                                             -----------    -----------    ------------
Nine months ended September 30, 1997
  (unaudited)
  Revenue..................................  $82,567,200    $53,823,958    $136,391,158
  Extraordinary item.......................     (193,875)            --        (193,875)
  Net income...............................    4,181,387      1,796,124       5,977,511
Year ended December 31, 1996
  Revenue..................................   82,777,691     70,883,058     153,660,749
  Net income (loss)........................    6,658,962       (801,740)      5,857,222
Year ended December 31, 1995
  Revenue..................................   32,816,996     53,024,304      85,841,300
  Net income (loss)........................   (1,122,052)    (5,413,687)     (6,535,739)

     In connection with the merger, the Company recorded, in the fourth quarter, a charge to operating expenses of approximately $7.2 million ($5.7 million after taxes, or $0.41 per diluted share) for direct and other merger-related costs pertaining to the merger transaction. Merger transaction costs are nonrecurring and include $0.8 million for stock-based compensation costs triggered by the change in control of Kroll, $1.8 million for stay bonuses and severance and $4.6 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges.

                            THE KROLL-O'GARA COMPANY

     The Company was formed originally in 1996 for the purposes of becoming a holding company, effecting a reorganization and a combination of certain affiliated entities and carrying out an initial public offering of common stock. On October 28, 1996, various O'Gara entities (primarily O'Gara-Hess & Eisenhardt Armoring Company (OHE)) and their related shareholders (primarily one shareholder who owned or controlled approximately 86% to 88% of each entity) entered into the reorganization plan. Accordingly, the accompanying consolidated financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of the O'Gara entities on a consolidated basis for all periods presented.

     On November 15, 1996, the Company completed its initial public offering of common stock. The proceeds from the sale of 2,048,000 shares of common stock were used by the Company for retirement of bank debt, payment of the AAA notes described below, purchase of a manufacturing facility in Mexico, acquisition of Palmer net assets (Note 3) and transaction costs associated with the offering.

     On October 28, 1996 OHE distributed to its shareholders a dividend of $9,000,000 in the form of long-term notes (the "AAA Notes") which represented the undistributed previously taxed income of OHE as an S Corporation through the effective date of the reorganization. During 1996 the Company recognized approximately $27,000 in interest expense related to the AAA Notes.

     In conjunction with the reorganization discussed above, the shareholders of an affiliated entity forgave $122,000 owed by OHE for no consideration. As this affiliated entity was controlled by a shareholder of the Company, this transaction has been reflected as a contribution of capital in the accompanying consolidated statement of shareholders' equity.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Consolidation -- The consolidated financial statements include the accounts of O'Gara and Kroll and all their majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the equity method and investments in less than 20% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements, and include entities that are directly or indirectly owned by current shareholders or former shareholders of OHE but which were not included in the O'Gara reorganization and combination.

     (b) Revenue Recognition -- Revenue related to contracts for security products (both government and commercial) results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production.

     Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it becomes known that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. These revisions are recognized when determined.

     Revenue from investigations and intelligence services and security services is recognized as the services are performed. The Company records either billed or unbilled accounts receivable based on case-by-case invoicing determination.

                            THE KROLL-O'GARA COMPANY

     Revenue related to voice and data security equipment and services is recognized as equipment is shipped or as services are provided. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

     (c) Marketable Securities -- The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," for the year ended December 31, 1996. Under SFAS 115, the Company must classify its debt and marketable securities as either trading, available-for-sale or held-to-maturity. The Company has classified all equity securities as available-for-sale.

     Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. The Company recorded an unrealized gain (loss) of $14,167 and $(3,698) as of December 31, 1996 and 1997, respectively.

     (d) Concentrations of Credit Risk -- Financial instruments that subject the Company to credit risk consist principally of trade receivables. Concentrations of credit risk with respect to accounts receivable are limited by the number of clients that comprise the Company's client base, along with the different industries and geographic regions in which the Company's clients operate or reside. The Company does not generally require collateral or other security to support client receivables, although the Company does require retainers, up-front deposits or irrevocable letters-of-credit in many situations. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring losses on its trade receivables in excess of established allowances.

     (e) Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements.............................  5-40 years
Furniture and fixtures.................................  5- 7 years
Machinery and equipment................................  5- 7 years
Leasehold improvements.................................  Life of lease

     (f) Databases -- Databases are capitalized costs incurred to obtain information from third party providers. The Company relies on this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period.

     (g) Costs in Excess of Assets Acquired -- Costs in excess of assets acquired represent the excess of the purchase cost over the fair value of net assets acquired in a purchase business combination. Amortization is recorded on a straight-line basis over periods ranging from 15 to 40 years. The Company periodically reviews the carrying value of these assets and other long-lived assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Company believes no impairment exists at December 31, 1997.

     (h) Foreign Currency Translation -- Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

     Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Amounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of transactional gains or losses is included in other income (expense) in the accompanying consolidated statements of operations.

                            THE KROLL-O'GARA COMPANY

     (i) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j) Research and Development -- Research and development costs are expensed as incurred. The Company incurred approximately $91,000, $130,000 and $136,000 for the years ended December 31, 1995, 1996 and 1997, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

     (k) Advertising -- The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1995, 1996 and 1997 were $340,000, $715,000 and $1,497,000, respectively.

     (l) Earnings Per Share -- In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 1995, 1996 and 1997:

                                                 YEAR ENDED DECEMBER 31, 1995
                                                 ----------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS......................................  $(6,535,739)     10,020,277      $(0.65)
                                                                                  ======
Effect of dilutive securities:
  Options......................................           --              --
  Restricted stock.............................           --              --
                                                 -----------     -----------
Diluted EPS....................................  $(6,535,739)     10,020,277      $(0.65)
                                                 ===========     ===========      ======

                                                 YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS......................................  $ 5,857,222      10,742,131      $ 0.55
                                                                                  ======
Effect of dilutive securities:
  Options......................................           --         130,544
  Restricted stock.............................     (162,443)        287,482
                                                 -----------     -----------
Diluted EPS....................................  $ 5,694,779      11,160,157      $ 0.51
                                                 ===========     ===========      ======

                            THE KROLL-O'GARA COMPANY

                                                 YEAR ENDED DECEMBER 31, 1997
                                                 ----------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS......................................  $   709,866      13,060,818      $ 0.05
                                                                                  ======
Effect of dilutive securities:
  Options......................................           --         216,586
  Restricted stock.............................           --         443,152
                                                 -----------     -----------
Diluted EPS....................................  $   709,866      13,720,556      $ 0.05
                                                 ===========     ===========      ======

     Basic and diluted earnings per share based on net income before extraordinary item and cumulative effect of change in accounting principle were $0.10 and $0.09 for the year ended December 31, 1997. The basic and diluted earnings per share impact of the extraordinary item was $0.01 and the basic and diluted earnings per share impact of the change in accounting principle was $0.03.

        (m) SFAS 130 "Reporting Comprehensive Income" -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. This statement, which the Company intends to adopt in the first quarter of fiscal 1998, expands or modifies disclosures and, accordingly, will have no impact on the Company's reported consolidated financial position, results of operations or cash flows.

        (n) Stock-Based Compensation -- The Company has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stockbased compensation plans. SFAS 123 allows an entity to continue to measure compensation cost using the principles of APB 25 if certain pro forma disclosures are made. The pro forma disclosures required by SFAS 123 are presented in Note 11(f).

        (o) Change in Accounting Principle -- In the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities relating to information technology transformation. Consistent with a consensus reached by the Emerging Issues Task Force (EITF) under Issue 97-13 in late November 1997, the Company expensed costs previously capitalized in earlier quarters of 1997 (approximately $360,000, net of tax benefit of $240,000) as a cumulative change in accounting principle.

        (p) Reclassifications -- Certain reclassifications have been reflected in 1995 and 1996 to conform with the current period presentation.

        (q) Derivative Financial Instruments -- Financial instruments in the form of foreign currency exchange contracts are utilized by the Company to hedge its exposure to movements in foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge

                            THE KROLL-O'GARA COMPANY
accounting standards. The fair value of foreign currency exchange contracts is not recognized in the consolidated financial statements since they are accounted for as hedges.

(3) ACQUISITIONS

     The Company has completed the following acquisitions, all of which were accounted for as purchases:

     (a) Palmer Associates, S.C. -- In October 1996, the Company purchased substantially all of the assets and certain liabilities of Palmer Associates, S.C. (Palmer), a security services provider, for approximately $1,000,000, which resulted in goodwill (amortized over fifteen years) and intangible assets equal to the purchase price. The purchase price was payable $500,000 at the closing of the Company's initial public offering and $250,000 each in November 1997 and 1998. The former owner also entered into a four year non-competition agreement, payable in annual installments of $50,000, and a two year employment agreement.

     (b) Next Destination Limited -- On February 5, 1997, the Company acquired all of the shares of Next Destination Limited (Next) for $3.5 million, consisting of approximately $1.9 million in shares of the Company's common stock (170,234 shares) and approximately $1.6 million in seller-provided financing in the form of secured three-year 6% notes. Next, headquartered in Salisbury, the United Kingdom (UK), is a distributor of high technology communication equipment for the consumer electronic, marine, aviation, professional and leisure markets in both the UK and Europe. The former managing director and founder of Next agreed to continue to manage the business and entered into a three year non-competition agreement. For accounting purposes, the acquisition was effective on February 1, 1997 and the results of operations of Next are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over fifteen years.

     (c) Labbe, S.A. -- On February 12, 1997, the Company acquired all the shares of Labbe, S.A. (Labbe) for approximately $14.2 million, consisting of $10.7 million in cash and 376,597 shares of the Company's common stock valued at approximately $3.5 million. Labbe, headquartered in Lamballe, France, provides vehicle armoring systems for commercial customers located mainly in Western Europe. The former shareholders are subject to certain non-competition agreements upon their leaving the employment of the Company. For accounting purposes, the acquisition was effective on January 1, 1997 and the results of operations of Labbe are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over thirty years.

     The following unaudited proforma combined results of operations for the year ended December 31, 1996 assumes the Labbe acquisition occurred as of January 1, 1996 (in thousands, except per share data):

                                                         YEAR ENDED
                                                      DECEMBER 31, 1996
                                                      -----------------
Sales...............................................      $177,779
Net income..........................................      $  6,052
Earnings per share:
  Basic.............................................      $   0.56
  Diluted...........................................      $   0.54

     (d) International Training, Incorporated -- On March 24, 1997, the Company acquired all of the shares of International Training, Incorporated (ITI) for approximately $2.5 million, consisting of approximately $800,000 in shares of the Company's common stock (68,086 shares), $500,000 in cash and approximately $1.2 million in seller-provided financing in the form of unsecured two-year 10% notes. ITI, headquartered near Washington D.C., provides advanced security training. For accounting purposes, the acquisition was effective on March 1, 1997 and the results of operations of ITI are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over fifteen years.

                            THE KROLL-O'GARA COMPANY

     (e) ZAO IMEA -- On December 2, 1997, the Company acquired all of the shares of ZAO IMEA (IMEA), a Russian corporation, and certain assets, liabilities and a twenty year non-competition agreement in Russia from Acorn Communication Group, Inc. (Acorn) for an aggregate of approximately $3.0 million, consisting of $600,000 in cash and 138,889 shares of the Company's common stock valued at approximately $2.4 million. IMEA provides vehicle armoring systems and other equipment for commercial customers located in Russia. IMEA and Acorn had substantially common ownership prior to the acquisition. The former shareholders of IMEA also entered into employment agreements, which include non-competition clauses, for periods of six months to three years. The allocation of the purchase price was based on preliminary estimates and may be revised at a later date pending the completion of certain appraisals and other analysis. For accounting purposes, the acquisition was effective on December 1, 1997 and the results of operations of IMEA are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over fifteen years.

     In connection with the acquisitions of Labbe, Next, ITI and IMEA, assets were acquired and liabilities were assumed as follows:

                                                     NEXT      LABBE       ITI      IMEA
                                                    -------   --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash............................................  $    --   $  3,501   $   123   $     2
  Accounts receivable.............................    1,830      4,689       231        11
  Inventories.....................................    1,276      3,392        --       553
  Costs and estimated earnings in excess of
     billings on uncompleted contracts............       --        251        --        --
  Prepaid expenses................................       --         65         4         7
  Property, plant & equipment.....................       80      3,360       216        82
  Intangible assets...............................       --        140        --     1,467
  Other non-current assets........................       --      2,357        --         4
  Goodwill........................................    3,459      7,662     2,061     1,820
                                                    -------   --------   -------   -------
                                                      6,645     25,417     2,635     3,946
  Less:  Cash paid for net assets.................       --    (10,730)     (500)     (500)
         Fair value of debt issued................   (1,575)        --    (1,231)     (100)
         Fair value of stock issued...............   (1,851)    (3,431)     (800)   (2,378)
                                                    -------   --------   -------   -------
                                                    $ 3,219   $ 11,256   $   104   $   968
                                                    =======   ========   =======   =======
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed and acquisition costs.......  $ 3,219   $  9,287   $    85   $   968
  Debt............................................       --      1,969        19        --
                                                    -------   --------   -------   -------
                                                    $ 3,219   $ 11,256   $   104   $   968
                                                    =======   ========   =======   =======

     (f) Purchase of Minority Interest -- During 1997, the Company exercised its option to acquire the minority interest in its O'Gara Brazilian subsidiary for 69,565 shares of common stock valued at approximately $1.2 million.

                            THE KROLL-O'GARA COMPANY

(4) BALANCE SHEET ACCOUNTS

     (a) Trade Accounts Receivable and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts -- The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
United States Military:
  Billed receivables......................................  $ 1,461,491    $ 3,756,035
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................   10,189,891      9,253,872
                                                            -----------    -----------
          Total United States Military....................  $11,651,382    $13,009,907
                                                            ===========    ===========
Other contracts:
  Billed receivables......................................  $21,479,574    $33,893,224
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................    5,136,657      2,824,592
                                                            -----------    -----------
          Total other contracts...........................  $26,616,231    $36,717,816
                                                            ===========    ===========
Total trade accounts receivable...........................  $22,941,065    $37,649,259
                                                            ===========    ===========
Total costs and estimated earnings in excess of billings
  on uncompleted contracts................................  $15,326,548    $12,078,464
                                                            ===========    ===========

     Costs and estimated earnings in excess of billings on uncompleted contracts are net of $66,180,434 and $89,875,813 of progress billings to the United States Military at December 31, 1996 and 1997, respectively.

     Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized on long-term contracts in excess of billings because amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts attributable to the United States Military will generally be billed over the next 180 days as contracts are substantially completed. Amounts receivable on other contracts are generally billed as shipments are made. It is estimated that substantially all of such amounts will be billed within one year, although contract extensions may delay certain collections beyond one year.

     The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                   ADDITIONS
                                     BALANCE       CHARGED TO                    BALANCE
                                   BEGINNING OF    COSTS AND                      END OF
                                      PERIOD        EXPENSES     DEDUCTIONS       PERIOD
                                   ------------    ----------    -----------    ----------
Year ended December 31, 1995.....   $3,189,798     $3,102,310    $(3,731,814)   $2,560,294
Year ended December 31, 1996.....   $2,560,294     $3,259,976    $(3,906,539)   $1,913,731
Year ended December 31, 1997.....   $1,913,731     $2,043,080    $(1,441,232)   $2,515,579

     (b) Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996          1997
                                                             ----------    -----------
Raw materials..............................................  $4,782,321    $ 9,441,223
Vehicle costs and work-in-process..........................   3,951,319     10,011,747
                                                             ----------    -----------
                                                             $8,733,640    $19,452,970
                                                             ==========    ===========

                            THE KROLL-O'GARA COMPANY

     The following summarizes activity in valuation reserves for inventory obsolescence:

                                                        ADDITIONS
                                          BALANCE       CHARGED TO                  BALANCE
                                        BEGINNING OF    COSTS AND                    END OF
                                           PERIOD        EXPENSES     DEDUCTIONS     PERIOD
                                        ------------    ----------    ----------    --------
Year ended December 31, 1995..........    $     --       $     --      $     --     $     --
Year ended December 31, 1996..........    $     --       $264,114      $     --     $264,114
Year ended December 31, 1997..........    $264,114       $113,567      $(23,782)    $353,899

     (c) Other Assets -- Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:

                                                     USEFUL           DECEMBER 31,
                                                      LIFE      ------------------------
                    DESCRIPTION                      (YEARS)       1996          1997
                    -----------                      -------    ----------    ----------
Advance to vendor..................................     --      $1,825,207    $1,275,437
Deferred costs.....................................     --              --       610,376
Security deposits..................................     --         326,376       471,859
Long-term receivable...............................     --              --       380,000
Non-refundable deposit on an equipment lease with a
  related party....................................     10         503,858       297,025
Deferred financing fees............................   7-30         152,940       876,667
Non-compete agreements.............................      5         165,000     1,581,667
Long-term investments..............................     --         180,998       101,630
Other long-term assets.............................     --         186,753       865,031
                                                                ----------    ----------
                                                                 3,341,132     6,459,692
                                                                  (290,707)     (279,830)
                                                                ----------    ----------
                                                                $3,050,425    $6,179,862
                                                                ==========    ==========

     Costs applicable to bids in process are deferred when management believes it is probable that future contracts will be obtained. These costs are transferred to contract costs when contracts are awarded or are expensed when the contract award is no longer considered probable.

     (d) Accrued Liabilities -- Accrued liabilities consist of the following at December 31, 1996 and 1997:

                                                                   DECEMBER 31,
                                                             -------------------------
                        DESCRIPTION                             1996          1997
                        -----------                          ----------    -----------
Payroll and related benefits...............................  $5,574,621    $ 7,794,598
Property, sales and other taxes payable....................     590,648        773,846
Accrued interest...........................................     268,605        564,168
Accrued satellite time.....................................     680,835      1,009,162
Other accruals.............................................   2,514,206      3,786,879
                                                             ----------    -----------
                                                             $9,628,915    $13,928,653
                                                             ==========    ===========

(5) INCOME TAXES

     Prior to October 28, 1996, OHE was an S Corporation and generally was not responsible for payment of income taxes. Rather, the respective OHE shareholders were taxed on OHE's taxable income at the respective individual federal and state income tax rates. Therefore, the income generated by OHE was not subject to federal, state or certain foreign income taxes prior to the date of OHE's reorganization on October 28, 1996. Accordingly,

                            THE KROLL-O'GARA COMPANY
the accompanying consolidated financial statements only reflect a provision (benefit) for income taxes for Kroll, a C Corporation, for all periods prior to October 28, 1996.

     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

     The Company's provision (benefit) for income taxes, excluding extraordinary item and the cumulative effect of a change in accounting principle, for all periods is summarized as follows:

                                                   1995          1996          1997
                                                -----------    ---------    -----------
Currently payable:
  Federal.....................................  $  (159,569)   $(110,988)   $ 2,109,804
  State and local.............................     (262,956)     271,744        372,318
  Foreign.....................................           --       83,000      1,364,873
                                                -----------    ---------    -----------
                                                   (422,525)     243,756      3,846,995
                                                -----------    ---------    -----------

Deferred:
  Federal.....................................     (576,910)    (259,443)    (1,270,976)
  State and local.............................     (298,402)    (145,937)      (224,290)
  Foreign.....................................           --           --             --
                                                -----------    ---------    -----------
                                                   (875,312)    (405,380)    (1,495,266)
                                                -----------    ---------    -----------
                                                $(1,297,837)   $(161,624)   $ 2,351,729
                                                ===========    =========    ===========

     A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

                                              1995                  1996                  1997
                                       -------------------   -------------------   ------------------
                                         AMOUNT      RATE      AMOUNT      RATE      AMOUNT     RATE
                                       -----------   -----   -----------   -----   ----------   -----
Provision (benefit) for income taxes
  at the federal statutory rate.....   $(2,663,416)  (34.0)% $ 1,936,504    34.0%  $1,229,260    34.0%
State and local income taxes, net of
  federal benefit...................      (370,496)   (4.7)       82,756     1.5      155,895     4.3
Impact of S Corp income/loss, prior
  to reorganization.................       381,498     4.9    (2,087,529)  (36.6)          --      --
Impact of foreign income, prior to
  reorganization....................            --      --      (199,095)   (3.5)          --      --
Nondeductible expenses..............            --      --            --      --    1,390,163    38.4
Change in valuation allowance.......     1,338,113    17.1       109,303     1.9     (755,044)  (20.9)
Effect of foreign income/loss.......       105,693     1.3        (8,768)   (0.2)     577,743    16.0
Other...............................       (89,229)   (1.1)        5,205     0.1     (246,288)   (6.8)
                                       -----------   -----   -----------   -----   ----------   -----
          Provision (benefit) for
            income taxes............   $(1,297,837)  (16.5)% $  (161,624)   (2.8)% $2,351,729    65.0%
                                       ===========   =====   ===========   =====   ==========   =====

                            THE KROLL-O'GARA COMPANY

     The components of the Company's consolidated deferred income tax assets and liabilities as of December 31 are summarized below:

                                                      1995          1996          1997
                                                   -----------   -----------   -----------
Deferred tax assets:
  Allowance for doubtful accounts................  $   547,247   $   648,773   $   710,441
  Fixed assets, depreciation and amortization
     differences.................................      591,319       576,996       606,777
  Accrual for restricted stock plan..............      464,347       164,794            --
  Net operating loss carryforwards...............    1,365,895     1,423,336     1,839,743
  Payroll and other benefits.....................           --       220,000       594,401
  Other accruals.................................           --       206,000       278,253
  Acquisition costs..............................           --            --       440,000
  Other..........................................       65,087       394,000       981,610
                                                   -----------   -----------   -----------
                                                     3,033,895     3,633,899     5,451,225
  Valuation allowance............................   (1,338,113)   (2,303,336)   (2,126,035)
                                                   -----------   -----------   -----------
          Net deferred tax assets................    1,695,782     1,330,563     3,325,190
                                                   -----------   -----------   -----------
Deferred tax liabilities:
  Nonaccrual service fee receivable..............     (219,560)     (219,560)     (212,079)
  Deferred revenue...............................   (1,678,846)   (2,072,590)   (1,903,975)
  Database capitalization........................   (2,644,120)   (2,738,824)   (2,779,790)
  S to C conversion..............................   (1,264,792)       (5,745)       (5,223)
  Other..........................................           --            --      (166,893)
                                                   -----------   -----------   -----------
                                                    (5,807,318)   (5,036,719)   (5,067,960)
                                                   -----------   -----------   -----------
          Net deferred tax liability.............  $(4,111,536)  $(3,706,156)  $(1,742,770)
                                                   ===========   ===========   ===========

     The Company has certain foreign net operating loss carryforwards, primarily in the United Kingdom and France, which approximate $1.4 million and $1.8 million at December 31, 1996 and 1997, respectively. The carryforwards expire beginning in 2001. A valuation allowance for the full amount of all existing foreign carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.

(6) RELATED PARTY TRANSACTIONS

     (a) Advances to Shareholders -- The Company historically made advances to certain employee-shareholders. Such advances are due on demand and are non-interest bearing. An outstanding advance to a major shareholder of the Company totalled $120,191 at both December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, the Company also had advances to certain minority shareholders in the amount of $168,638 and $405,805, respectively.

     (b) Notes Payable -- Shareholders -- OHE had certain notes payable to shareholders, which were repaid upon the completion of the Company's initial public offering in 1996. Interest expense associated with these obligations approximated $33,000 and $27,000 for the years ended December 31, 1995 and 1996, respectively.

                            THE KROLL-O'GARA COMPANY

     Kroll has certain amounts due to/from shareholders of the Company which include the following amounts at December 31:

                                                         1996          1997
                                                      -----------    ---------
Amounts due from a certain shareholder..............  $ 1,345,499    $      --
                                                      -----------    ---------
Amounts due to certain shareholders.................   (8,393,765)    (309,500)
                                                      -----------    ---------
          Net due to shareholders...................  $(7,048,266)   $(309,500)
                                                      ===========    =========

     Balances included in amounts due to/from shareholders are classified as open advance accounts or term loans. The net due to shareholders under the term loans was $2,309,500 at December 31, 1996. Substantially all amounts due to and due from shareholders were paid off in connection with the merger except for a loan payable of $309,500 which is due on demand and bears interest at prime less 0.5%.

     (c) Sales -- Shareholder -- During 1995, 1996 and 1997, the Company rendered services to a corporation which is also a shareholder of the Company. Total revenue recognized for the years ended December 31, 1995, 1996 and 1997 was $3,868,967, $5,325,559 and $6,412,244, respectively. Additionally, this corporation provided certain services to the Company which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $485,807, $824,348 and $814,154 for the years ended December 31, 1995, 1996 and 1997, respectively. The year end accounts receivable balance for this customer was approximately $857,820 and $897,361 at December 31, 1996 and 1997, respectively.

     (d) Purchases and Sales -- Affiliated Entities -- The Company had the following purchase and sale transactions with affiliated entities:

                                                 YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1995         1996         1997
                                            --------    ----------    --------
Purchases from affiliated entities........  $557,000    $1,176,000    $411,000
Sales to affiliated entities..............   208,000       236,000      21,000

     (e) Building and Equipment Leases -- Affiliated Entities -- The Company currently leases a corporate aircraft from an affiliated entity under a ten year lease agreement which began in February 1995. The lease stipulates minimum monthly payments of $35,200, with additional charges accruing for usage in excess of established base limits. The terms of the lease required a non-refundable deposit. The original deposit of approximately $504,000 is being amortized as rental expense over the existing lease period. Rental expense, including amortization recognized, approximated $414,000, $422,000 and $234,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also paid this affiliated entity $327,000 in fiscal 1996 for usage of the aircraft during the roadshow for the initial public offering and included such amount in issuance costs. Additionally, the Company paid $576,000 in fiscal 1997 for usage of the aircraft in connection with the merger with Kroll and included such amount in merger-related costs. Management is of the opinion that the hourly rate paid by the Company was equivalent to the rate charged by the affiliated entity to other unrelated companies for similar services and it was favorably comparable to rates charged by another unrelated charter service for similar aircraft. Also, the Company has recorded $152,000 in prepaid expenses related to payments made for the future use of the aircraft at December 31, 1997.

     OHE is also currently leasing equipment and a manufacturing facility from two affiliated entities under various three year and month-to-month lease agreements which began in July 1995. Rental expense approximated $17,000, $757,000 and $579,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     (f) Consulting and Commission Services -- Various affiliated entities and a former minority shareholder of the Company provided certain consulting, commission, sales and marketing services for the Company. Effective

                            THE KROLL-O'GARA COMPANY
with the reorganization (Note 1), these services were terminated. The Company recognized expense of $526,000 and $466,000 for the years ended December 31, 1995 and 1996, respectively, for these services.

     In 1995, prior to joining the Company, a minority shareholder was paid $135,000, in conjunction with a consulting agreement. These payments were recognized in selling and marketing expenses in the accompanying consolidated statements of operations.

     (g) Sale of Receivables -- During the year ended December 31, 1995, Kroll entered into agreements to sell, without recourse, accounts receivable in the amount of $4,507,800 to a shareholder. A discount of $225,390, or 5%, was applied to the sales. Under the terms of the agreements, a portion of the sales proceeds was withheld by the purchaser subject to a final determination of the specific account receivables to be included in the sale. At December 31, 1995, all obligations to the purchaser, pursuant to the agreements, were satisfied.

     (h) Other -- During 1995 and 1996, OHE recognized approximately $11,000 and $3,000, respectively, in expense relating to payments made to an affiliated entity for use of its facilities for corporate meetings. There were no such payments in 1997.

     (i) Summary of Related Party Transactions -- The following summarizes transactions with related parties:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1995          1996          1997
                                                 ----------    ----------    ----------
Sales
  to shareholder...............................  $3,868,967    $5,325,559    $6,412,244
  to affiliated entities.......................     208,000       236,000        21,000
Purchases
  from shareholder.............................     485,807       824,348       814,157
  from affiliated entities.....................     557,000     1,176,000       411,000
Lease expense to affiliated entities...........     431,000     1,179,000       813,000
Consulting and commission services expense
  provided by affiliated entities..............     377,000       348,000            --
  provided by minority shareholders............     284,000       118,000            --
Facility service fees paid to affiliated
  entity.......................................      11,000         3,000            --
Receivables sale to shareholder................   4,507,800            --            --
Charter fees included in offering or merger
  costs........................................          --       327,000       576,000

(7) REVOLVING LINES OF CREDIT

     The Company had a $12,000,000 revolving line of credit with a bank at December 31, 1996, which was replaced during 1997. Borrowings under this line of credit were $9,935,947 at December 31, 1996.

     On December 1, 1997 the Company amended and restated its credit agreement to provide for a revolving line of credit of $7.0 million maturing on May 31, 1999, a letter of credit facility of approximately $7.7 million and a term note of $7.0 million which matures on January 4, 1999. The revolving credit facility bears interest at rates ranging from prime less 0.5% to prime or, at the Company's option, at LIBOR plus 2.0% to LIBOR plus 2.5%, dependent upon amounts outstanding. Average borrowings under the revolving line of credit and its predecessors were $6,530,260, $9,915,663 and $4,568,994 during 1995, 1996 and
1997, respectively, at an approximate weighted average interest rate of 8.82%, 8.27% and 8.46%, respectively. The maximum borrowings outstanding during 1995, 1996 and 1997 were $8,216,000, $12,145,000 and $11,600,000, respectively.
Borrowings under this line of credit were $559,112 at December 31, 1997.

                            THE KROLL-O'GARA COMPANY

     In connection with a refinancing in 1997, the Company fully amortized the remaining deferred financing costs from a previous agreement, resulting in a one time extraordinary charge to the Company's net income of $193,875, after income tax benefits of $129,250, or $0.01 per diluted share.

     The credit agreement includes certain financial covenants which, among other restrictions, require the maintenance of certain financial ratios, including fixed charge coverage and net worth, and impose limitations on foreign investment, total intangible assets, additional indebtedness and capital expenditures. The Company was not in compliance with certain of these covenants as of December 31, 1997. These events of non-compliance have been waived by the lender.

                            THE KROLL-O'GARA COMPANY

(8) LONG-TERM DEBT

     The components of long-term debt are as follows at:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996          1997
                                                              ----------    -----------
Senior unsecured notes payable to various institutions,
  interest at 9.56% payable semi-annually, principal payable at maturity in May 2004, subject to prepayment
  penalties.................................................  $       --    $35,000,000
Development Bonds, variable interest rate approximating 85%
  of the bond equivalent yield of 13 week U.S. Treasury
  bills (not to exceed 12%), which approximated 3.9% at
  December 31, 1997, payable in scheduled installments
  through September 2016, subject to optional tender by the
  bondholders and a corresponding re-marketing agreement ,
  secured by the property, plant and equipment of OHE, and a
  bank letter of credit (Note 12)...........................   1,525,000      1,432,224
Note payable to insurance company, interest payable
  semi-annually at 10.95%, principal payable semi-annually
  totaling at a minimum $2,500,000 subject to additional
  principal payments based on cash flows, subject to certain prepayment penalties, maturing December 15, 1999, repaid
  in full in December, 1997.................................   8,125,000             --
Notes payable to former shareholders of Next, stated
  interest at 6%, imputed interest at 10%, payable in
  scheduled installments through February 2000, principal
  due at maturity, secured by assets of Next................          --      1,614,375
Note payable to bank, interest at prime or LIBOR plus 2.5%,
  payable monthly, principal due upon maturity on January 4,
  1999, secured by substantially all of the Company's
  domestic personal property (Note 7).......................          --      7,000,000
Note payable to former shareholder of Palmer, interest at
  7%, payable in scheduled installments through November
  1998......................................................     505,834        500,000
Mortgage note to bank, interest at 8.68%, payable in monthly installments of $2,349, including interest, through April
  2003, secured by real estate and the guaranty of OHE's
  former majority shareholder...............................     195,723             --
Note payable to former shareholder of the Company's Mexican
  subsidiary, interest imputed at 9%, due October 1, 1997...      45,000             --
Note payable to former shareholder of Kroll, non-interest
  bearing, maturing January 1998............................          --      1,255,402
Notes payable to former shareholders of ITI, interest at
  10%, payable in scheduled installments through July
  1999......................................................          --      1,231,614
Other notes payable, interest at 7.75% to 10.9%, payable in
  scheduled installments through September 2007, a portion
  of which is secured by various equipment..................      33,955      2,030,901
                                                              ----------    -----------
                                                              10,430,512     50,064,516
Less-current portion........................................   4,461,420      3,200,925
                                                              ----------    -----------
                                                              $5,969,092    $46,863,591
                                                              ==========    ===========

                            THE KROLL-O'GARA COMPANY

     The Company's $35 million of senior unsecured notes payable also contains financial covenants, which among other restrictions, require the maintenance of net worth and fixed charge coverage ratios.

     Scheduled maturities of long-term debt at December 31, 1997 are as follows:

1998........................................................  $ 3,200,925
1999........................................................    7,787,203
2000........................................................    1,948,940
2001........................................................      208,690
2002........................................................      167,223
Thereafter..................................................   36,751,535
                                                              -----------
                                                              $50,064,516
                                                              ===========

(9) OPERATING LEASES

     The Company leases office space and certain equipment under agreements with terms from one to ten years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 1997:

                                           AFFILIATED
                                            ENTITIES       OTHER         TOTAL
                                           ----------   -----------   -----------
1998.....................................  $  703,265   $ 4,574,331   $ 5,277,596
1999.....................................     439,600     3,571,406     4,011,006
2000.....................................     422,400     2,711,017     3,133,417
2001.....................................     422,400     2,166,347     2,588,747
2002.....................................     422,400     1,834,362     2,256,762
Thereafter...............................   1,126,400     8,508,128     9,634,528
                                           ----------   -----------   -----------
                                           $3,536,465   $23,365,591   $26,902,056
                                           ==========   ===========   ===========

     Rental expense charged against current operations amounted to approximately $3,317,000, $4,595,000 and $4,115,000, for the years ended December 31, 1995,
1996 and 1997, respectively.

(10) DEFINED CONTRIBUTION AND BONUS PLANS

     As of December 31, 1997, the Company had the following employee benefit plans in place:

     (a) Defined Contribution Plans -- The Company and its subsidiaries have established various non-contributory profit sharing/401(k) plans covering substantially all of the Company's employees. Contributions to the plans are discretionary and are determined annually by the Company's Board of Directors. Certain plans also offer a matching contribution whereby the Company will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $1,083,000, $1,243,000 and $1,211,140 for the years ended December 31, 1995, 1996 and 1997, respectively.

     (b) Profit and Revenue Sharing Plans -- In 1991, Kroll adopted a Profit and Revenue Sharing Plan to give Kroll employees an annual cash incentive bonus based on Kroll's performance. The plan made a portion of most employees' compensation (except administrative personnel, who have a guaranteed bonus) contingent upon the achievement of certain performance incentives. There were two plans under the Profit and Revenue Sharing Plan umbrella -- the Profit and Revenue Sharing Plan for Managing Directors and the Bonus Plan for Professionals and Senior Administrative Employees.

                            THE KROLL-O'GARA COMPANY

  Profit and Revenue Sharing Plan for Managing Directors

     The managing directors' bonus plan is based on a matrix of Kroll revenue and a percentage of operating profit. The maximum bonus opportunity for managing directors was 50%, 15% and 35% of salary in 1995, 1996 and 1997, respectively. The administrator may amend, modify or terminate the plan at any time.

  Bonus Plan for Professional and Senior Administrative Staff

     Similar to the managing directors' bonus plan, the plan for the professional staff is based on a matrix of Kroll revenue and a percentage of operating profit. The maximum bonus opportunity for this group ranged from 18% to 26% of salary in 1995, from 15% of salary in 1996, and from 15% of salary in 1997, depending on the employee's level in Kroll. The administrator may amend, modify or terminate the plan at any time.

     The Company expensed approximately $314,000, $2,288,000 and $516,000 associated with the profit and revenue sharing plans in 1995, 1996 and 1997, respectively.

(11) EQUITY ARRANGEMENTS

     (a) Stock Option Plans -- In 1996, the Company adopted a stock option plan (the 1996 Plan) for employees and nonemployee directors. The Company may grant options for up to 836,000 shares under the 1996 Plan. Options for 180,000 and 482,050 shares were granted during 1996 and 1997, respectively. Options granted under the 1996 Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years.

     In January 1995, Kroll established the Kroll Holdings, Inc. Management Stock Option Plan (the Management Stock Option Plan). Options granted under the Management Stock Option Plan are nonqualified stock options. Options to purchase 380,747 and 33,448 shares of common stock were granted under the Management Stock Option Plan in 1995 and 1996, respectively. In addition, during 1996, options to purchase 137,294 shares of common stock were granted to two key employees with an exercise price above market price. There were no option grants under the Management Stock Option Plan during 1997.

     (b) Restricted Stock Plan -- Kroll adopted a long-term incentive plan designed to give managing directors and other key employees of the Kroll division a stake in the long-term success of Kroll through grants of phantom stock options. Each option gave the right to receive a payment equal to the appreciation in the price of the option at the payment determination date.

     Effective June 14, 1993, Kroll replaced the long-term incentive plan with a restricted stock plan. The restricted stock plan provided for cliff vesting after a five-year period from the date the stock was awarded. Participants who were awarded stock under the long-term incentive plan prior to or in January 1991 vested in three years, as they received a two-year credit toward vesting. Participants who were awarded stock under the long-term incentive plan after January 1, 1991 and prior to, or in January 1992, vested in four years, as they received a one-year credit toward vesting. Under the provisions of the plan, a participant had the ability to put the stock back to Kroll and receive cash for the then fair value of the stock. In addition, the plan included a provision which resulted in accelerated vesting of all shares in the event of a change in control of Kroll. The Company has accounted for this plan as a fixed plan and, accordingly, compensation expense was based on the fair market value as determined by independent appraisal at the date of grant.

     During 1996, 259,271 shares of restricted stock fully vested and were issued. Based on a valuation of Kroll, the total value assigned to these shares was $572,286. As a result of the merger in December 1997, all remaining shares associated with the restricted stock plan vested and all restrictions lapsed on the merger date. In connection with this accelerated vesting, the Company recognized compensation expense of approximately $800,000 in 1997, which is included with merger related costs in the accompanying consolidated statement of operations. In addition to the regular tax benefit based on compensation expense recognized, the Company will also realize a tax

                            THE KROLL-O'GARA COMPANY
benefit for the fair market value of all restricted shares which became fully vested in 1997. This benefit of approximately $2.2 million has been recognized as an increase to additional paid-in-capital in the accompanying consolidated statement of shareholders' equity. This balance represents the spread between cumulative compensation expense recognized by the Company for accounting purposes and the cumulative compensation expense recognized for tax purposes based on the fair market value of the shares. No shares are outstanding under the plan as of December 31, 1997 and, effective January 2, 1998, further issuances under the plan were ceased by a board resolution.

     (c) Kroll Supplemental Executive Award Agreements -- The Company entered into agreements with certain senior Kroll executives which provided additional benefits to the participants. During 1996, all 144,421 previously granted shares fully vested and were issued. Based on a valuation of the Company, the total value assigned to the shares on the vesting date equaled $318,780.

     (d) Purchase and Retirement of Common Stock -- In accordance with Kroll's historical bylaws, restricted stock and stock option agreements, Kroll acquired 259,036 shares (representing shares and shares under options) of a former director for approximately $2.7 million upon his leaving the employment of Kroll in January 1997.

     (e) OHE Executive Bonus Plan -- During 1993, OHE adopted an executive bonus plan, which covered four individuals. The plan awarded a bonus based on the attainment of goals stipulated in the five year business plan, ranging from 50% to 120% of the executives' base compensation. The bonus amounts were distributed 50% in cash and 50% in non-qualified stock options to purchase stock of OHE. Subject to the executives' ability to elect a decrease in the percentage of cash payments and to increase the percentage of stock options, 50% of the bonus amount was payable in cash, and the remainder in stock options. OHE issued 121,463 options in 1994 based on 1993's operating results. No options were issued in 1995 or 1996. In August 1996 the 121,463 options were exercised for 121,463 shares of common stock of the Company for $445 and the executive bonus plan was terminated.

     (f) Stock Based Compensation Disclosure -- With respect to the 1996 Plan and the Management Stock Option Plan, SFAS No. 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share for the years ended December 31, 1996 and 1997 would have been as follows:

                                                          1996         1997
                                                       ----------    --------
Net income (loss):
  As reported........................................  $5,857,222    $709,866
  Pro forma..........................................  $5,834,572    $(81,481)
Diluted earnings (loss) per share:
  As reported........................................  $     0.52    $   0.05
  Pro forma..........................................  $     0.52    $  (0.01)

     Had compensation cost for the Company's stock options issued in 1995 and 1996 under the Management Stock Option Plan been determined consistent with SFAS No. 123, there would have been no effect on the Company's net loss or diluted loss per share as these options were determined to have a fair value of $0.

                            THE KROLL-O'GARA COMPANY

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997:

                                                          YEAR ENDED      YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,
                                                             1996            1997
                                                         ------------    -------------
Dividend yield.........................................          0%                 0%
Expected volatility....................................       39.3%              40.5%
Risk-free interest rate................................        6.5%      5.96% - 6.76%
Expected lives.........................................   7.5 years          7.5 years

     At December 31, 1996, the 180,000 options granted during 1996 under the 1996 Plan to employees and non-employee directors have an exercise price of $9, a fair value of $4.98 per option and remaining contractual lives of 9 years. The 482,050 options granted during 1997 to employees and non-employee directors have exercise prices between $9.88 and $17.25, fair values ranging from $5.56 to $9.48 per option and remaining contractual lives of 10 years.

     A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997, and the change during the years then ended is presented in the table below:

                              1995                   1996                    1997
                       -------------------    -------------------    ---------------------
                                  WEIGHTED               WEIGHTED                 WEIGHTED
                                  AVERAGE                AVERAGE                  AVERAGE
                                  EXERCISE               EXERCISE                 EXERCISE
                       SHARES      PRICE      SHARES      PRICE       SHARES       PRICE
                       -------    --------    -------    --------    ---------    --------
Outstanding,
  beginning of
  year...............       --     $  --      380,747     $6.40        731,489     $ 6.11
Granted..............  380,747      6.40      350,742      5.79        482,050      15.52
Exercised............       --        --           --        --         (4,200)      9.00
Forfeited/Expired....       --        --           --        --        (37,950)      9.46
                       -------     -----      -------     -----      ---------     ------
Outstanding, end of
  year...............  380,747     $6.40      731,489     $6.11      1,171,389     $ 9.95
                       =======     =====      =======     =====      =========     ======
Exercisable, end of
  year...............   95,218     $6.40      235,263     $5.23        698,239     $ 6.16
                       =======     =====      =======     =====      =========     ======

(12) COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit -- Under the terms of the Economic Development Revenue Bonds Agreement, OHE is required to maintain a letter of credit supporting the debt. The Company's lender is committed to providing this letter of credit through September 1, 1999. As of December 31, 1997, the Company had an outstanding letter of credit in the amount of $1,681,750.

     At December 31, 1997, the Company had standby and purchase letters of credit, issued by two financial institutions, in the aggregate amount of $4,776,502.

     (b) Purchase Agreement -- In June 1995, the Company entered into a firm purchase agreement with Glocom, Inc. ("Glocom"). The agreement provided for an irrevocable purchase order for the purchase of 4,000 units of the Compact-M portable satellite telecommunication unit for approximately $12,000,000. In October 1997, the agreement was amended to provide certain pricing concessions to the Company and to provide a reduction in the quantity of units that must be purchased. The amendment also provided certain licensing rights to the Company. At December 31, 1997, the Company was committed to purchase approximately 250 units at a total cost of approximately $0.7 million. In accordance with the original agreement, the Company advanced a total of $3,000,000 to Glocom for the funding of the related production costs. As of December 31, 1996 and 1997, the Company had advances to the above vendor of $2,320,307 and $1,673,123, respectively.

                            THE KROLL-O'GARA COMPANY

     (c) Employment Agreements -- On December 1, 1997, the Company entered into employment agreements with seven key officers and five key employees with annual compensation ranging in value from $65,000 to $375,000, ending on November 30, 2000. Each of these officers also is eligible for an annual bonus plan. Five of the officers were granted options to purchase shares of the Company's common stock at the then existing market value, with the number of shares ranging from 10,000 to 75,000 (see Note 11(f)). In the event of termination without cause, the terminated individual shall continue to receive his salary for the greater of the remainder of the agreement or one year. If an agreement is not renewed, the officer shall receive one year's salary. Each officer also has agreed to certain non-competition clauses.

     As of December 31, 1997, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $6.8 million.

     (d) Legal Matters -- The Company is party to various legal proceedings arising from its operations. Management of the Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Company's financial position, results of operations or its cash flows.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of significant current assets, current liabilities and long-term debt approximate their respective historical carrying amounts.

(14) CUSTOMER AND SEGMENT DATA

     (a) Segment Data -- The Company operates in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Voice and Data Security Group.

                            THE KROLL-O'GARA COMPANY

The following summarizes information about the Company's business segments:

                                                 INVESTIGATIONS
                                  SECURITY            AND
                                PRODUCTS AND      INTELLIGENCE     VOICE AND DATA
                               SERVICES GROUP        GROUP         SECURITY GROUP    CONSOLIDATED
                               --------------    --------------    --------------    ------------
                                                     (DOLLARS IN THOUSANDS)
1995
Net sales to unaffiliated
  customers..................     $ 34,883          $48,914           $ 2,044          $ 85,841
                                  ========          =======           =======          ========
Operating income (loss)......     $   (430)         $(3,618)          $  (589)         $ (4,637)
                                  ========          =======           =======          ========
Identifiable assets at
  year-end...................     $ 26,490          $35,678           $ 3,324          $ 65,492
                                  ========          =======           =======
Corporate assets.............                                                             1,275
                                                                                       --------
Total assets at year end.....                                                          $ 66,767
                                                                                       ========
1996
Net sales to unaffiliated
  customers..................     $ 79,156          $66,735           $ 7,770          $153,661
                                  ========          =======           =======          ========
Operating income.............     $  6,953          $ 1,008           $   538          $  8,499
                                  ========          =======           =======          ========
Identifiable assets at
  year-end...................     $ 38,380          $34,681           $ 6,816          $ 79,877
                                  ========          =======           =======
Corporate assets.............                                                             1,357
                                                                                       --------
Total assets at year-end.....                                                          $ 81,234
                                                                                       ========
1997
Net sales to unaffiliated
  customers..................     $105,557          $67,419           $17,437          $190,413
                                  ========          =======           =======          ========
Operating income.............     $  8,014          $   665           $   292          $  8,971
                                  ========          =======           =======          ========
Identifiable assets at
  year-end...................     $ 74,283          $36,955           $13,449          $124,687
                                  ========          =======           =======
Corporate assets.............                                                             9,284
                                                                                       --------
Total assets at year-end.....                                                          $133,971
                                                                                       ========

     Total net sales by segment includes sales to unaffiliated customers. Intersegment sales are nominal. Operating income (loss) is total net sales less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses and income taxes. Depreciation expense and capital expendi-

                            THE KROLL-O'GARA COMPANY
tures for each of the Company's business segments for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                      INVESTIGATIONS
                                        SECURITY           AND
                                      PRODUCTS AND     INTELLIGENCE    VOICE AND DATA
                                     SERVICES GROUP       GROUP        SECURITY GROUP   CONSOLIDATED
                                     --------------   --------------   --------------   ------------
                                                         (DOLLARS IN THOUSANDS)
1995
Depreciation expense...............      $  462           $  791            $--            $1,253
                                         ======           ======            ===            ======
Capital expenditures...............      $  755           $  373            $--            $1,128
                                         ======           ======            ===            ======
1996
Depreciation expense...............      $  841           $  690            $--            $1,531
                                         ======           ======            ===            ======
Capital expenditures...............      $2,627           $  603            $--            $3,230
                                         ======           ======            ===            ======
1997
Depreciation expense...............      $1,427           $  774            $16            $2,217
                                         ======           ======            ===            ======
Capital expenditures...............      $3,149           $1,663            $43            $4,855
                                         ======           ======            ===            ======

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, certain intangible assets and certain prepaid expenses.

     The following summarizes information about the Company's different geographic areas:

                                       UNITED               OTHER
                                       STATES    FRANCE    FOREIGN   ELIMINATIONS   CONSOLIDATED
                                       -------   -------   -------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
1995
Net sales to unaffiliated
  customers..........................  $70,509   $ 1,708   $13,624     $    --        $85,841
Intercompany.........................      908       276     1,542      (2,726)            --
                                       -------   -------   -------     -------        -------
          Total net sales............  $71,417   $ 1,984   $15,166     $(2,726)       $85,841
                                       =======   =======   =======     =======        =======
Operating income (loss)..............  $(3,429)  $  (860)  $  (348)    $    --        $(4,637)
                                       =======   =======   =======     =======        =======
Identifiable assets..................  $57,450   $ 1,338   $ 6,704     $    --        $65,492
                                       =======   =======   =======     =======
Corporate assets.....................                                                   1,275
                                                                                      -------
Total assets at year-end.............                                                 $66,767
                                                                                      =======

                            THE KROLL-O'GARA COMPANY

                                      UNITED               OTHER     ELIMI-    CONSOLI-
                                      STATES    FRANCE    FOREIGN   NATIONS     DATED
                                     --------   -------   -------   --------   --------
1996
Net sales to unaffiliated
  customers.......................   $129,290   $ 2,142   $22,229   $     --   $153,661
Intercompany......................      3,584       316     2,804     (6,704)        --
                                     --------   -------   -------   --------   --------
          Total net sales.........   $132,874   $ 2,458   $25,033   $ (6,704)  $153,661
                                     ========   =======   =======   ========   ========
Operating income..................   $  6,451   $  (118)  $ 2,166   $     --   $  8,499
                                     ========   =======   =======   ========   ========
Identifiable assets...............   $ 64,739   $ 1,205   $13,933   $     --   $ 79,877
                                     ========   =======   =======   ========
Corporate assets..................                                                1,357
                                                                               --------
          Total assets at
            year-end..............                                             $ 81,234
                                                                               ========
1997
Net sales to unaffiliated
  customers.......................   $119,112   $24,004   $47,297   $     --   $190,413
Intercompany......................      7,413       208     5,624    (13,245)        --
                                     --------   -------   -------   --------   --------
          Total net sales.........   $126,525   $24,212   $52,921   $(13,245)  $190,413
                                     ========   =======   =======   ========   ========
Operating income..................   $  3,810   $ 1,382   $ 3,779   $     --   $  8,971
                                     ========   =======   =======   ========   ========
Identifiable assets...............   $ 69,610   $23,706   $31,371   $     --   $124,687
                                     ========   =======   =======   ========
Corporate assets..................                                                9,284
                                                                               --------
          Total assets at
            year-end..............                                             $133,971
                                                                               ========

     The Company accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

     The following summarizes the Company's sales in the United States and foreign locations:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1995        1996        1997
                                                      -------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Sales to unaffiliated customers:
  U.S. Government...................................  $11,514    $ 51,505    $ 43,719
  Other United States...............................   45,124      61,080      58,158
  Middle East.......................................    8,582       7,598       5,887
  Europe............................................    8,831      11,798      44,022
  Asia..............................................    6,729       8,946      10,697
  Central & South America...........................    1,050       5,807      20,123
  Other Foreign.....................................    4,011       6,927       7,807
                                                      -------    --------    --------
                                                      $85,841    $153,661    $190,413
                                                      =======    ========    ========

     Export sales by the Company's domestic operations were approximately 11%, 15% and 16% of net sales for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company is subject to audit and investigation by various agencies which oversee contract performance in connection with the Company's contracts with the U.S. Government. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements. In addition, contracts with the U.S. Government may contain cost or performance incentives or both

                            THE KROLL-O'GARA COMPANY
based on stated targets or other criteria. Cost or performance incentives are recorded at the time there is sufficient information to relate actual performance to targets or other criteria.

     The Company has foreign operations and assets in France, the United Kingdom, China, Brazil, Mexico, the Philippines, Russia, India, Australia, Japan, Saudi Arabia, Singapore, Switzerland, and Italy. In addition, the Company sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, the Company is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

     (b) Major Customers -- During the years ended December 31, 1995, 1996 and 1997, sales to the U.S. Government approximated 13%, 34%, and 23% of the Company's net sales, respectively. In addition, the year-end accounts receivable balance of the U.S. Government approximated 10% and 6% of the Company's accounts receivable balance as of December 31, 1996 and 1997, respectively.

(15) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company has entered into four foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on a demand loan to a subsidiary which is denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which they will receive under the aforementioned subsidiary loan through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. The total notional amount of the contracts, which mature between January 1998 and July 1999, is $15.5 million. The Company's cumulative foreign currency translation adjustment component of shareholders' equity was increased by $346,000 in 1997 as a result of these agreements.

     The Company has estimated the fair value of their foreign exchange contracts based on information obtained from the counterparty of the amount the Company would receive at December 31, 1997 in order to terminate the agreements. As of December 31, 1997, the Company would have received approximately $534,000 upon cancellation of all contracts.

                            THE KROLL-O'GARA COMPANY

(16) SUPPLEMENTAL CASH FLOWS DISCLOSURES

     The following is a summary of cash paid related to certain items:

                                                        1995         1996         1997
                                                     ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................  $2,636,061   $4,293,970   $4,579,261
                                                     ----------   ----------   ----------
  Cash paid for taxes..............................  $  123,686   $   97,629   $2,645,474
                                                     ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of restricted stock.....................  $       --   $  891,066   $1,356,280
                                                     ----------   ----------   ----------
  Note payable for purchase of Palmer net assets...  $       --   $  505,834   $       --
                                                     ----------   ----------   ----------
  Affiliate obligation forgiven in connection with
     the reorganization............................  $       --   $  122,000   $       --
                                                     ----------   ----------   ----------
  Exchange of note receivable for trade
     receivables...................................  $   60,000   $       --   $       --
                                                     ----------   ----------   ----------
  Exchange of stock in an unaffiliated company for
     trade receivables.............................  $  125,000   $       --   $       --
                                                     ----------   ----------   ----------
  Fair value of stock issued in connection with
     acquisition of Next...........................  $       --   $       --   $1,851,284
                                                     ----------   ----------   ----------
  Fair value of stock issued in connection with
     acquisition of Labbe..........................  $       --   $       --   $3,431,000
                                                     ----------   ----------   ----------
  Fair value of stock issued in connection with
     acquisition of ITI............................  $       --   $       --   $  800,011
                                                     ----------   ----------   ----------
  Fair value of stock issued in connection with
     acquisition of IMEA...........................  $       --   $       --   $2,378,474
                                                     ----------   ----------   ----------
  Fair value of stock issued in connection with
     acquisition of minority interest..............  $       --   $       --   $1,243,474
                                                     ----------   ----------   ----------
  Notes issued in connection with acquisition of
     Next..........................................  $       --   $       --   $1,575,000
                                                     ----------   ----------   ----------
  Notes issued in connection with acquisition of
     ITI...........................................  $       --   $       --   $1,231,513
                                                     ----------   ----------   ----------
  Notes issued in connection with acquisition of
     IMEA..........................................  $       --   $       --   $  100,000
                                                     ----------   ----------   ----------
  Tax benefit of restricted stock vesting..........  $       --   $       --   $2,160,341
                                                     ----------   ----------   ----------

                            THE KROLL-O'GARA COMPANY

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Net sales.........................................  $41,239    $47,360    $47,791    $54,023
Gross profit......................................   13,405     15,585     14,481     15,298
Net income (loss).................................    1,529      2,292      2,156     (5,267)
Earnings (loss) per share:
  Basic...........................................  $  0.12    $  0.17    $  0.17    $ (0.40)
  Diluted.........................................  $  0.09    $  0.15    $  0.14    $ (0.40)
1996
Net sales.........................................  $36,229    $38,666    $36,959    $41,807
Gross profit......................................   11,183      9,625     14,204      7,190
Net income (loss).................................    3,177        818      3,968     (2,106)
Earnings (loss) per share:
  Basic...........................................  $  0.30    $  0.08    $  0.38    $ (0.18)
  Diluted.........................................  $  0.27    $  0.05    $  0.35    $ (0.18)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 13, 1998 concerning each of the Company's executive officers and directors:

                NAME                     AGE                          POSITION
                ----                     ---                          --------
Jules B. Kroll.......................    56     Chairman of the Board, Chief Executive Officer and
                                                Director
Thomas M. O'Gara.....................    47     Vice Chairman of the Board and Director
Wilfred T. O'Gara....................    40     President, Chief Operating Officer and Director
Nicholas P. Carpinello...............    48     Controller and Treasurer
Michael G. Cherkasky.................    48     Chief Operating Officer -- Investigations and
                                                Intelligence Group and Director
Marshall S. Cogan....................    60     Director
Abram S. Gordon......................    34     Vice President, General Counsel and Secretary
Michael J. Lennon....................    41     Chief Operating Officer -- Security Products and
                                                Services and Director
Raymond E. Mabus.....................    49     Director
Nazzareno E. Paciotti................    51     Chief Financial Officer
Hugh E. Price........................    61     Director
Jerry E. Ritter......................    63     Director
William S. Sessions..................    67     Director
Howard I. Smith......................    53     Director

     Jules B. Kroll has been Chairman of the Board and Chief Executive Officer of the Company since the Merger on December 1, 1997. He founded Kroll in 1972 and has been the Chairman of the Board and Chief Executive Officer of Kroll and KHI since their foundings. Mr. Kroll also is a director of United Auto Group, Inc. He has been a director of the Company since December 1997.

     Thomas M. O'Gara has been Vice Chairman of the Board of the Company since the Merger. He served as Chairman of the Board of the Company from August 1996 until December 1997. Mr. O'Gara has also been Chairman of the Board of OHE since 1990 and was OHE's Chief Executive Officer from 1990 until 1995. He has been a director of the Company since August 1996 and a director of OHE since 1988. Mr. O'Gara has held numerous executive officer and director positions with the Company, its subsidiaries and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

     Wilfred T. O'Gara is President and Chief Operating Officer of the Company. He served as the Company's Chief Executive Officer from August 1996 until the Merger. Mr. O'Gara has been associated with the Company, its subsidiaries and its predecessors since 1983 and has held numerous executive officer and director positions, including serving as Chief Executive Officer of OHE since January 1996, President and Chief Operating Officer of OHE from 1991 through 1995 and Vice President--Sales and Marketing of OHE from 1988 until 1991. Mr. O'Gara has been a director of the Company since August 1996 and a director of OHE since 1991.

     Nicholas P. Carpinello has been Controller and Treasurer of the Company since the Merger. From August 1996 until December 1997 he served as the Company's Executive Vice President, Chief Financial Officer and Treasurer, positions he also has held with OHE since 1993. He has been Treasurer of OSN, Inc. since 1995. Mr. Carpinello has been associated with the Company and its predecessors since 1984. From 1975 until 1984, he was employed by Arthur Andersen LLP where he served as a manager in the audit and small business consulting divisions.

     Michael G. Cherkasky became Chief Operating Officer of the Company's Investigations and Intelligence Group in December 1997. Prior to the Merger he had been an Executive Managing Director of KHI since April 1997 and Chief Operating Officer of KHI since January 1997. From November 1995 to January 1997, he was the head of KHI's North American Region and from February 1994 to November 1995 he was the head of

KHI's Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He became a director of the Company in December 1997.

     Marshall S. Cogan has been Vice Chairman of Foamex International Inc., a manufacturer of polyurethane foam products ("Foamex"), since May 1997 and Chairman and Chief Executive Officer of United Auto Group, a franchisor of car and light truck dealerships, since April 1997. Mr. Cogan was Chairman of the Board and Chairman of the Executive Committee of Foamex from 1993 until 1997 and was Chief Executive Officer of Foamex from 1994 until 1997. Since 1974, Mr. Cogan has been the principal stockholder, Chairman or Co-Chairman of the Board of Directors, and Chief Executive Officer or Co-Chief Executive Officer, of Trace International Holdings, Inc., a holding company operating businesses in the auto sales, foam, textile and publishing industries. Mr. Cogan has been a director of the Company since December 1997.

     Abram S. Gordon is Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in January 1997, he was with the law firm of Taft, Stettinius & Hollister LLP, Cincinnati, Ohio, from October 1987 until December 1996.

     Michael J. Lennon became Chief Operating Officer of the Company's Security Products and Services Group in December 1997. He also has been the President and Chief Operating Officer of OHE since January 1996. Mr. Lennon joined OHE in February 1994 as Manager of Commercial and Military Programs; he became Vice President for Sales, Marketing and Program Management in October 1994 and served OHE in that capacity through 1995. Prior to joining OHE, Mr. Lennon had 15 years' experience in manufacturing, quality control and marketing with General Electric Company, which he joined in 1979. From 1990 to 1994, he was Manager of Advanced Technology Marketing for their G.E. Aircraft Engines business. He was elected a director of the Company on March 12, 1998.

     Raymond E. Mabus is currently of counsel to the law firm of Baker, Donaldson, Bearman and Caldwell and also manages a family timber business. He served as the United States' Ambassador to the Kingdom of Saudi Arabia from 1994 until 1996, as a consultant to Mobil Telecommunications Technology from 1992 until 1994 and as Governor of the State of Mississippi from 1988 until 1992. Mr. Mabus has been a director of the Company since November 1996.

     Nazzareno E. Paciotti has been Chief Financial Officer of the Company since the Merger. Prior to the Merger he had been the Chief Financial Officer of KHI since 1992. From 1990 to 1992, he was a Managing Director and the Controller of the Henley Group (the parent of PneumoAbex Inc. and Fisher Scientific, a laboratory supply company) and from 1988 to 1990, he was a Vice President and the Controller of PneumoAbex Inc., an aerospace contractor specializing in the manufacture of landing gear and flight actuating systems.

     Hugh E. Price is engaged in business development activities for the Company. During 1995 and 1996, prior to joining the Company, he was a consultant to various businesses and organizations. Until his retirement in 1995, Mr. Price had been employed by the Central Intelligence Agency since 1964. His positions with the Agency included Deputy and Associate Deputy Director for Operations (1991-1995), Chief and Deputy Chief for Counterintelligence (1988-1990) and Director of Personnel (1986-1988). Mr. Price became a director of the Company in October 1996.

     Jerry E. Ritter is currently a consultant to Anheuser-Busch Companies, Inc., a company engaged in the brewing and family entertainment businesses. He also is Chairman of the Board of Clark Enterprises, Inc., the general partner of the Kiel Center and the St. Louis Blues Hockey Club. From 1990 until 1996, Mr. Ritter served as Executive Vice President and Chief Financial and Administrative Officer for Anheuser-Busch Companies, Inc. Prior to that time, he served Anheuser-Busch in various other managerial and executive capacities. Mr. Ritter also is a director of The Earthgrains Company, Brown Group, Inc. and OmniQuip International, Inc. He became a director of the Company in January 1997.

     William S. Sessions is a partner in the law firm of Sessions & Sessions, L.C. and is a consultant to various public and private businesses. From 1987 until 1993, Mr. Sessions was Director of the Federal Bureau of

Investigation. He served as a United States District Judge for the Western District of Texas from 1974 until 1987. Mr. Sessions is a director of Zenith National Insurance Company. He has been a director of the Company since November 1996.

     Howard I. Smith has been Executive Vice President, Chief Financial Officer and Comptroller of AIG since 1996. From 1984 until 1996, Mr. Smith was Senior Vice President and Comptroller of AIG. From 1975 until 1984 Mr. Smith was a partner in the independent public accounting firm of Coopers & Lybrand. Mr. Smith also is a director of AIG, 20th Century Industries, International Lease Finance Corporation and Transatlantic Holdings, Inc. He became a director of the Company in December 1997.

     Directors of the Company are elected annually. Officers of the Company are elected annually and serve at the discretion of the Board of Directors.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). These persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its executive officers and directors, the Company believes that all Section 16(a) forms were filed on a timely basis during and for 1997, except that Forms 5 reporting stock options granted in December 1997 were filed after their due date by Messrs. Carpinello, Cherkasky, Gordon, Lennon, Wilfred T. O'Gara and Paciotti.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Information. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by the Company and its subsidiaries, for services in all capacities, to (i) Jules B. Kroll and Wilfred T. O'Gara, each of whom served as Chief Executive Officer of the Company for a portion of 1997, (ii) Michael G. Cherkasky and Nazzareno E. Paciotti, who became executive officers at the time of the Merger, and (iii) each of the Company's four other most highly compensated executive officers who received compensation in excess of $100,000 during 1997. These persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                 ANNUAL COMPENSATION          COMPENSATION AWARDS
                                              --------------------------   -------------------------
                                                                  OTHER                  SECURITIES
                                                                 ANNUAL    RESTRICTED    UNDERLYING
                                                                 COMPEN-     STOCK      STOCK OPTION    ALL OTHER
              NAME AND                        SALARY    BONUS    SATION      AWARD         GRANTS      COMPENSATION
         PRINCIPAL POSITION            YEAR     ($)      ($)       ($)        ($)           (#)            ($)
         ------------------            ----   -------   ------   -------   ----------   ------------   ------------
Jules B. Kroll(1)                      1997   489,583       --      --            --           --         32,965(2)
Chairman and Chief Executive           1996   500,000   75,000      --            --           --         31,715
Officer                                1995   500,000       --      --            --           --         30,395
Thomas M. O'Gara                       1997   252,083       --      --            --       23,150          4,568(3)
Vice Chairman                          1996   379,081    7,000      --            --           --          4,912
                                       1995   410,631       --      --            --           --          1,218
Wilfred T. O'Gara                      1997   240,000   45,000      --            --       98,150          4,898(3)
President and Chief Operating          1996   200,231   45,000      --            --       17,000          4,240
Officer                                1995   140,550       --      --            --           --            462
Michael G. Cherkasky(1)                1997   400,000       --      --     1,904,578       25,000         28,914(2)
Chief Operating Officer -              1996   300,000   75,000     898            --       68,647         26,767
Investigations and Intelligence        1995   260,000       --     898            --       21,882         25,971
Group
Michael J. Lennon                      1997   148,333   70,000      --            --       20,000          5,401(3)
Chief Operating Officer -              1996   128,334   60,317      --            --       17,000          4,258
Security Products and Services         1995    89,977   20,000      --            --           --            277
Group
Nazzareno E. Paciotti(1)               1997   275,520   66,667      --       229,714       15,000         26,984(2)
Chief Financial Officer                1996   225,520   50,000      --            --       68,647         24,984
                                       1995   225,520       --      --            --       21,882         22,797
Gary W. Allen(1)                       1997   116,666   60,000      --            --        4,000          6,063(3)
Vice President, OHE                    1996   100,666   47,784      --            --       15,000          3,817
                                       1995    88,239       --      --            --           --            414
Richard L. Curotto(1)                  1997   110,000   35,000      --            --        3,000          9,006(3)
Vice President, OHE                    1996   100,833   47,392      --            --       15,000          8,184
                                       1995    98,433   17,000      --            --           --          2,223

---------------

(1) Messrs. Kroll, Cherkasky and Paciotti were unaffiliated with the Company prior to the Merger on December 1, 1997; however, their compensation information is given on a pooling of interests basis, as if they had been executive officers of the Company throughout the periods presented. Messrs. Allen and Curotto served as executive officers of the Company until the Merger; their 1997 information includes compensation for the entire year.

(2) Represents pension contributions and profit-sharing contributions of $20,000 and $500, respectively, for each person and supplemental disability plan benefits of $12,465 for Mr. Kroll, $8,414 for Mr. Cherkasky and $6,484 for Mr. Paciotti.

(3) Represents profit-sharing contributions to the Company's 401(k) Plan of $1,218 for Mr. Thomas M. O'Gara, $714 for Mr. Wilfred T. O'Gara, $714 for Mr. Lennon, $602 for Mr. Allen and $2,520 for Mr. Curotto and executive disability insurance plan benefits of $3,350 for Mr. Thomas M. O'Gara, $4,184 for Mr. Wilfred T. O'Gara, $4,687 for Mr. Lennon, $5,461 for Mr. Allen and $6,486 for Mr. Curotto.

     Employment Agreements. Commencing December 1, 1997, the Company has employment agreements, or amendments to existing employment agreements, which expire on November 30, 2000, with each of Messrs. Kroll, Thomas M. O'Gara, Wilfred T. O'Gara, Lennon, Paciotti, Carpinello and Gordon, providing for annual base salaries in the respective amounts set forth in the table below. Each executive officer, including Mr. Cherkasky (who does not have an employment agreement), also is entitled to participate in an annual bonus plan to be established by the Compensation Committee of the Company's Board of Directors and to receive up to 50% of such bonus in shares of the Company's Common Stock. Pursuant to these employment agreements, employment may be terminated by the Company at any time with or without cause, except that, in a case of termination without cause, the employee is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. The agreements also provide that if the employer does not renew the agreement for one year or more at the end of the term, the employee will receive an amount equal to one year's base salary. Each employment agreement restricts the executive officer from competing with the Company during the term of the agreement, and for two years thereafter if termination of employment is for cause or at the volition of the employee. Each of Messrs. Thomas M. and Wilfred T. O'Gara has further agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "O'Gara" as a business or trade name and competes with the Company. Additionally, Mr. Kroll has agreed that during his employment with the Company and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "Kroll" as a business or trade name and competes with the Company. Mr. Cherkasky's base salary, as established by the Company's Board of Directors, also is listed below. Additionally, at the time of the Merger, the executive officers were granted options to purchase shares of the Company's Common Stock, in the amounts listed below; each option has an exercise price equal to 100% of the fair market value of the Common Stock on December 1, 1997.

                                                                       OPTIONS TO PURCHASE
                                                                             SHARES
                         NAME                            BASE SALARY     OF COMMON STOCK
                         ----                            -----------   -------------------
Jules B. Kroll.........................................   $375,000              -0-
Thomas M. O'Gara.......................................    275,000              -0-
Wilfred T. O'Gara......................................    350,000           75,000
Michael G. Cherkasky...................................    400,000           25,000
Michael J. Lennon......................................    185,000           15,000
Nazzareno E. Paciotti..................................    275,000           15,000
Nicholas P. Carpinello.................................    140,000           10,000
Abram S. Gordon........................................    135,000           10,000

     Stock Options. The following table presents information on option grants to the named executive officers during 1997 pursuant to the Company's 1996 Stock Option Plan. The Plan does not provide for the grant of stock appreciation rights ("SARs").

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS(1)
                                       ------------------------------------------------------    POTENTIAL REALIZABLE
                                       NUMBER OF                                                   VALUE AT ASSUMED
                                       SECURITIES    % OF TOTAL                                  ANNUAL RATES OF STOCK
                                       UNDERLYING     OPTIONS                                   PRICE APPRECIATION FOR
                                        OPTIONS      GRANTED TO      EXERCISE                         OPTION TERM
                                        GRANTED     EMPLOYEES IN   OR BASE PRICE   EXPIRATION   -----------------------
                NAME                      (#)       FISCAL YEAR       ($/SH)          DATE        5%($)       10%($)
                ----                   ----------   ------------   -------------   ----------   ---------   -----------
Jules B. Kroll.......................        --           --              --              --          --            --
Thomas M. O'Gara.....................    23,150          4.8           12.10         3/24/07     176,163       446,431
Wilfred T. O'Gara....................    23,150          4.8           11.00         3/24/07     160,148       405,847
                                         75,000         15.6           17.25        12/01/07     813,632     2,061,404
Michael G. Cherkasky.................    25,000          5.2           17.25        12/01/07     271,211       687,301
Michael J. Lennon....................     5,000          1.0           11.00         3/24/07      34,589        87,656
                                         15,000          3.1           17.25        12/01/07     162,726       412,381
Nazzareno E. Paciotti................    15,000          3.1           17.25        12/01/07     162,726       412,381
Gary W. Allen........................     4,000          0.8           11.00         3/24/07      27,671        70,125
Richard L. Curotto...................     3,000          0.6           11.00         3/24/07      20,754        52,594

---------------

(1) All options vest one-third per year beginning one year after the date of grant. The exercise price of all options may be paid in cash or by the transfer of shares of the Company's Common Stock valued at their fair market value on the date of exercise. Each option becomes exercisable in full in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which the Company is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of the Company.

     With respect to each named executive officer, the following table sets forth information concerning unexercised stock options held at December 31, 1997. No options were exercised during 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                            NUMBER OF
                                                                           SECURITIES                VALUE OF
                                                                           UNDERLYING              UNEXERCISED
                                                       VALUE               UNEXERCISED             IN-THE-MONEY
                                                    REALIZED($)            OPTIONS AT               OPTIONS AT
                                                 -----------------          FY-END(#)               FY-END ($)
                                                 (MARKET PRICE ON    -----------------------   --------------------
                              SHARES ACQUIRED      EXERCISE LESS          EXERCISABLE/             EXERCISABLE/
            NAME               ON EXERCISE(#)     EXERCISE PRICE)         UNEXERCISABLE           UNEXERCISABLE
            ----              ---------------    ----------------         -------------           -------------
Jules B. Kroll..............           --            --                      --                                --
Thomas M. O'Gara............           --            --                 7,716/15,434                42,631/85,273
Wilfred T. O'Gara...........           --            --                24,716/90,434              197,744/130,375
Michael G. Cherkasky........           --            --                90,529/25,000              1,290,776/9,375
Michael J. Lennon...........           --            --                18,666/18,334               157,662/27,713
Nazzareno E. Paciotti.......           --            --                90,529/15,000              1,290,776/5,625
Gary W. Allen...............           --            --                16,333/ 2,667               138,206/17,669
Richard L. Curotto..........           --            --                16,000/ 2,000               136,000/13,250

DIRECTORS' COMPENSATION

     Effective at the time of the Company's 1998 Annual Meeting of Shareholders, directors who are not employees of the Company will receive annually a $15,000 fee, plus options to purchase 2,000 shares of Common Stock, for serving as directors. These directors also will be paid $1,000 for each Board of Directors meeting attended in person and $750 for Board meetings held by telephone. Each committee Chairman receives an annual fee of $1,600 and committee members, including the Chairman, receive $750 per meeting attended, whether in person or by telephone, unless the meeting occurs on the same day as a Board meeting, in which case no separate fee is paid. Employee directors are not separately compensated for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock on March 13, 1998 by (i) each beneficial owner of more than five percent of the Common Stock, (ii) each director and named executive officer individually and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares.

                                                                BENEFICIAL OWNERSHIP(1)
                                                              ----------------------------
                            NAME                                  NUMBER           PERCENT
                            ----                              --------------       -------
Jules B. Kroll (2) (3)......................................       3,684,991        27.0
Thomas M. O'Gara (2) (7)....................................       2,882,935        21.1
Wilfred T. O'Gara...........................................         284,982         2.1
Gary W. Allen (4)...........................................          17,730           *
Michael G. Cherkasky........................................         200,939         1.5
Marshall S. Cogan...........................................              --          --
Richard L. Curotto (4)......................................          41,087           *
Michael J. Lennon...........................................          20,530           *
Raymond E. Mabus............................................           1,000           *
Nazzareno E. Paciotti.......................................         103,845           *
Hugh E. Price...............................................          17,500           *
Jerry E. Ritter.............................................           1,000           *
William S. Sessions.........................................           1,000           *
Howard I. Smith (2) (5).....................................       1,444,212        10.6
All directors and current executive officers as a group (14
  persons) (4) (6)..........................................       8,721,233        62.7
American International Group, Inc. (2)......................       1,444,212        10.6
MeesPierson Management (Guernsey) Ltd. (2) (7)..............         793,095         5.8

---------------
* Less than 1% of the outstanding Common Stock.

(1) Under the regulations of the Commission, shares are deemed to be "beneficially owned" by a person if the person directly or indirectly has or shares the power to vote or dispose of the shares, whether or not the person has any pecuniary interest in the shares, or has or shares the right to acquire the power to vote or dispose of the shares within 60 days, including through the exercise of any option, warrant or right. Included in the shares listed are the following numbers of shares of Common Stock which may be acquired through the exercise of currently exercisable stock options or stock options which become exercisable within 60 days after March 13, 1998:
    Mr. Kroll, none; Mr. Thomas M. O'Gara, 7,716 shares; Mr. Wilfred T. O'Gara, 24,716 shares; Mr. Allen, 16,333 shares; Mr. Cherkasky, 90,529 shares; Mr. Cogan, none; Mr. Curotto, 16,000 shares; Mr. Lennon, 18,666 shares; Mr. Mabus, 1,000 shares; Mr. Paciotti, 90,529 shares; Mr. Price, 17,500 shares; Mr. Ritter, none; Mr. Sessions, 1,000 shares; Mr. Smith, none; and all directors and current executive officers as a group, 272,989 shares.

(2) Mr. Kroll's address is 900 Third Avenue, New York, New York 10022. Mr. O'Gara's address is 9113 LeSaint Drive, Fairfield, Ohio 45014. Mr. Smith's and AIG's address is 70 Pine Street, New York, New York 10270. The address of MeesPierson Management (Guernsey) Ltd. is Bordage House, No. 253, Le Bordage, St. Peter Port, Guernsey, U.K.

(3) Does not include 192,561 shares held by trusts for the benefit of Mr. Kroll's adult children, in which Mr. Kroll disclaims any beneficial interest.

(4) Messrs. Allen and Curotto ceased to be executive officers of the Company on December 1, 1997. Their shares are not included in those listed as held by all directors and current executive officers as a group.

(5) Consists of 1,444,212 shares held by AIG. Mr. Smith disclaims any beneficial interest in these shares.

(6) Includes 1,444,212 shares held by AIG which are deemed to be owned by Mr. Smith and in which he disclaims any beneficial interest.

(7) The shares shown for MeesPierson Management (Guernsey) Ltd. plus 373,524 shares held by Union Federal Corporation previously were aggregated with those shown as owned by Mr. Thomas M. O'Gara on the cautionary basis that Mr. O'Gara may have had shared indirect voting authority over these shares. The Company has been advised that any such authority no longer exits and, accordingly, the 793,095 shares and 373,524 shares are not shown as beneficially owned by Mr. O'Gara.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's initial public offering, the Board of Directors of the Company adopted a policy requiring that any future transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Company's Board of Directors.

     Described below are certain transactions and relationships between the Company and certain of its officers, directors and shareholders which have occurred during the last fiscal year. Except with respect to interest rates charged on certain of the intercompany notes and accounts payable/receivable, the Company believes that the material terms of the various transactions were as favorable as could have been obtained from unrelated third parties.

GENERAL

     Prior to October 28, 1996, the Company's business was conducted by a group of companies affiliated by substantially common ownership and control. The Company's armoring business was carried out primarily by OHE. Certain foreign armoring operations, and foreign sales for OHE, were carried out by Overseas Limited (formerly O'Gara-Hess & Eisenhardt Armoring Company, Limited), an Irish corporation ("Limited"), and its subsidiaries. Satellite communications operations were carried out by O'Gara Satellite Networks Limited, an Irish corporation ("OSN"), and OSN, Inc., a Delaware corporation. On October 28, 1996, certain of these companies and their businesses were reorganized and combined with the Company in the Reorganization.

     Longline Leasing, Inc. ("Longline") and Excel Armor Products, Inc. ("Excel Armor" and, together with Longline, "Longline/Excel"), each a Delaware corporation, merged as of December 31, 1996; Messrs. Thomas M. O'Gara, Wilfred
T. O'Gara and Carpinello own approximately 92%, 1% and 1%, respectively, of the outstanding capital stock of Longline/Excel.

LONGLINE LEASING/EXCEL ARMOR

     Lease agreements. OHE has a Master Equipment Lease with Longline/Excel, entered into in July 1995, pursuant to which OHE leases various items of equipment from Longline/Excel. As of December 31, 1997, OHE had approximately $1,250,000 of equipment under lease for 12 and 36-month terms, beginning on various dates between July 1995 and April 1996. Rental expenses were $396,005 for the year ended December 31, 1997.

     Supplier arrangements. During 1995 and 1996, OHE purchased the dual-hard steel required for certain aspects of its vehicle armoring from Longline/Excel, which distributed the steel for an unrelated third party. At December 31, 1997, OHE had receivables of $282,345 from Longline/Excel in connection with the prior arrangement, which sum is guaranteed by the shareholders of Longline/Excel. All other aspects of the arrangement have been terminated.

     Corporate aircraft. In February 1995, OHE entered into a lease for a Gulfstream G-II aircraft owned by Longline/Excel. The Gulfstream aircraft was purchased by Longline/Excel for a price of $4,060,000 (represented by an exchange of a prior jet leased by the Company from Longline/Excel and new financing). In connection with the cancellation of the prior jet's lease, $400,493, representing the unamortized portion of OHE's $504,000 deposit on that lease, was transferred as the deposit on the Gulfstream lease. The Gulfstream lease had a non-cancelable ten year term and initially provided for rental payments of $53,000 per month. Nonetheless the Company paid rentals based on actual usage. In August 1996, the Gulfstream lease was amended to provide for minimum lease payments of $35,200 per month.

     In February 1995, OHE also entered into a supplemental agreement with Longline/Excel pursuant to which Longline/Excel agreed to provide all aircraft management (including insurance) for the Gulfstream aircraft and to charter it to others when not in use by OHE. Pursuant to this arrangement, and in lieu of the $53,000 per month rental payments then required by the lease, OHE paid Longline/Excel $30,000 per month, plus $1,800 per hour of monthly use in excess of 16.7 hours, and Longline/Excel was entitled to retain all revenues from the charter operations. In connection with the August 1996 amendment to the Gulfstream lease, this agreement was amended to allow OHE 23 hours of usage per month and to provide for charges of $1,500 per hour thereafter. Longline/Excel continues to retain all revenues from charter operations. Rental expense related to the Gulfstream lease (including amortization of the deposit) was $233,939 for 1997. Additionally, the Company paid Longline/Excel $576,000 in 1997 relating to usage of the aircraft in connection with the Merger. The Company believes that the rate paid was equivalent to that charged by Longline/Excel to other unrelated companies for similar services during 1997 and compared favorably to rates charged by another unrelated charter service for similar aircraft.

     OHE and Longline/Excel have begun negotiations regarding changes to these lease arrangements. Because of unanticipated high usage of the Gulfstream aircraft by OHE due to travel undertaken during the Company's initial public offering and the Merger, Longline/Excel has been limited in its ability to charter the aircraft.

INTERCOMPANY NOTES AND ACCOUNTS PAYABLE/RECEIVABLE AND CERTAIN LOANS

     Mr. Thomas M. O'Gara was indebted, for money borrowed, to OHE in the amount of $242,242, not represented by a promissory note; as of December 31, 1997, $120,191 of this indebtedness remains outstanding.

     Immediately prior to the Merger, KHI owed $6,349,813 to Mr. Kroll, representing unpaid principal of $4,761,958 and accrued interest of $242,356 on open account advances and loans which had been made by him to KHI from time to time since 1989. An additional $286,308 previously had been repaid. Also immediately prior to the Merger, Mr. Kroll owed KHI $1,420,756, representing aggregate borrowings from KHI of $1,345,499 plus $75,257 in accrued interest. Of the outstanding principal amounts, $4,380,849 owed by KHI to Mr. Kroll and $748,000 owed by Mr. Kroll to KHI bore interest at an annual rate equal to the prime rate plus 1%, $1,129,109 owed by KHI to Mr. Kroll bore interest at an annual rate equal to the brokers' loan rate (7.625% at December 1, 1997) and $597,499 owed by each of KHI and Mr. Kroll to the other bore interest at an annual rate of 7% (equal to the prime rate at the date of the loan plus 1%). Immediately prior to the Merger, the principal and accrued interest on all outstanding loans from KHI to Mr. Kroll were repaid in full and loans (plus all accrued interest) from Mr. Kroll to KHI were repaid to the extent of the amounts owed to KHI by Mr. Kroll. The remaining amount owed Mr. Kroll is represented by a promissory note, issued by a subsidiary of KHI at the time of the Merger, in the principal amount of $309,500, bearing interest at an annual rate 1/2% below the prime rate. Also, upon consummation of the Merger, all $6,040,313 of principal and accrued interest owed by KHI to Mr. Kroll for open account advances was repaid.

     In July 1995 AIG loaned $2,000,000 to KHI. These loans were evidenced by demand promissory notes bearing interest at an annual rate equal to the Citibank N.A. base rate in effect from time to time plus 2%. As of December 1, 1997, principal and accrued interest in the aggregate amount of $2,035,583 was outstanding under these notes. These notes were repaid in full upon the consummation of the Merger.

     During 1997, the Company rendered risk management services, including marketing support, and claims investigations services to AIG and its subsidiaries. The Company billed AIG and its subsidiaries $6,412,244 in 1997 for such services. Included in the amounts are payments pursuant to an agreement under which the Company provides certain AIG subsidiaries with crisis management and marketing services through November 30, 1998. The agreement provides for an annual retainer ($2,288,640 for 1997), subject to certain adjustments, and is payable quarterly in advance. The year-end accounts receivable balance for AIG was $897,361 at December 31, 1997. Since 1995, the Company has purchased certain of its liability insurance, including Professional Errors and Omissions and Directors and Officers liability insurance, from AIG's subsidiaries. AIG's subsidiaries billed the Company $814,154 for this insurance during 1997. The Company obtains the coverage through an independent insurance broker and where possible obtains competitive proposals from unrelated third parties.

BUILDING LEASE

     OLG, Limited, an Ohio limited liability company of which Messrs. Thomas M. O'Gara, Wilfred T. O'Gara, Allen, Carpinello, Curotto and Lennon own approximately 91%, 5%, 1%, 1%, 1% and 1% of the outstanding capital stock, was formed in March 1996 for the purpose of acquiring and leasing to OHE a facility located at 4175 Mulhauser Road, Fairfield, Ohio. The building was purchased for approximately $1.8 million and was leased to OHE for one year, ending March 31, 1997, for $468,000 (plus taxes, insurance and maintenance costs). OHE exercised an option to renew the lease, at a base rent of $21,000 per month, through July 1997. Since August 1997, OHE has continued to utilize the facility on a month to month basis. Previously used for manufacturing, the facility is currently used for storage and general office purposes. OHE also has an option to purchase the building for its fair market value.

CONSULTING AGREEMENTS

     William S. Sessions. From time to time, Mr. Sessions has provided consulting services to the Company or OHE. During 1997, he received $7,500 for sales development assistance related to OHE's commercial armored products.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

             Report of Arthur Andersen LLP

             Report of Deloitte & Touche LLP

             Report of KPMG Peat Marwick LLP

             Consolidated Balance Sheets
                  -As of December 31, 1996 and 1997

             Consolidated Statements of Operations
                  -For the Years Ended December 31, 1995, 1996 and 1997

             Consolidated Statements of Shareholders' Equity
                  -For the Years Ended December 31, 1995, 1996 and 1997

             Consolidated Statements of Cash Flows
                  -For the Years Ended December 31, 1995, 1996 and 1997

             Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

         All financial statement schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K.

        During the quarter ended December 31, 1997, the Company filed the following current reports on Form 8-K:

            -Date of Report: December 1, 1997; Items 2 and 7(c), reporting the completion of the merger of its wholly owned subsidiary and Kroll Holdings, Inc.

(c)   Exhibits: See the Exhibit Index beginning on page 79.

(d)   Financial Statements: None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 1998.

                                          THE KROLL-O'GARA COMPANY

                                          By: /s/ JULES B. KROLL
                                            ------------------------------------
                                            Jules B. Kroll
                                            Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF THE 31ST DAY OF MARCH, 1998.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

/s/ JULES B. KROLL                                Chairman of the Board and Chief
------------------------------------------------  Executive Officer (principal executive officer)
Jules B. Kroll

/s/ THOMAS M. O'GARA*                             Vice Chairman of the Board
------------------------------------------------
Thomas M. O'Gara

/s/ WILFRED T. O'GARA*                            Director
------------------------------------------------
Wilfred T. O'Gara

/s/ NAZZARENO E. PACIOTTI                         Chief Financial Officer
------------------------------------------------  (principal financial officer)
Nazzareno E. Paciotti

/s/ NICHOLAS P. CARPINELLO                        Controller and Treasurer
------------------------------------------------  (principal accounting officer)
Nicholas P. Carpinello

/s/ MICHAEL G. CHERKASKY*                         Director
------------------------------------------------
Michael G. Cherkasky

/s/ MARSHALL S. COGAN*                            Director
------------------------------------------------
Marshall S. Cogan

/s/ MICHAEL J. LENNON*                            Director
------------------------------------------------
Michael J. Lennon

/s/ RAYMOND E. MABUS*                             Director
------------------------------------------------
Raymond E. Mabus

/s/ HUGH E. PRICE*                                Director
------------------------------------------------
Hugh E. Price

/s/ JERRY E. RITTER*                              Director
------------------------------------------------
Jerry E. Ritter

                   SIGNATURE                                             TITLE
                   ---------                                             -----
/s/ WILLIAM S. SESSIONS*                          Director
------------------------------------------------
William S. Sessions

/s/ HOWARD I. SMITH*                              Director
------------------------------------------------
Howard I. Smith

* Pursuant to Power of Attorney

By: /s/ ABRAM S. GORDON
  ---------------------------------------------------------------------------------------------------
  Abram S. Gordon
  Attorney-in-Fact

                                LIST OF EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Articles of Incorporation of the
          Company (1)
  3.2     Code of Regulations of the Company (2)
  4       Note Purchase Agreement, dated as of May 30, 1997, between and among the Company, Connecticut General Life Insurance
          Company, Life Insurance Company of North America,
          Massachusetts Mutual Life Insurance Company, The Traveler's
          Insurance Company, and the Guardian Life Insurance Company
          of America (3)
 10.1     Agreement to armor HMMWVs between the Company and the United
          States Army Tank and Automotive Command, dated May 12, 1994, as amended (2)
 10.2     Systems Technical Support Agreement between the Company and the United States Army, dated January 20, 1997 (4)
 10.3     Lease of Mulhauser Road facility between O'Gara-Hess &
          Eisenhardt Armoring Company and OLG, Limited, dated March
          12, 1996, as amended (2)
 10.4     Aircraft Lease between O'Gara-Hess & Eisenhardt Armoring
          Company and Longline Leasing, Inc. and Excel Armor Products,
          Inc., dated February 13, 1995, as amended (2)
 10.5     Terms of Lease (English Translation) of Sao Paulo, Brazil
          facility between O'Gara-Hess & Eisenhardt Armoring Company do Brazil and Piero Balducci and Elvira Miriam Cob Balducci,
          dated March 8, 1996 (2)
 10.6     1996 Stock Option Plan, as amended (1)
 10.7     Employment Agreement between O'Gara-Hess & Eisenhardt
          Armoring Company and Richard L. Curotto, dated August 23,
          1996 (2)
 10.8     Employment Agreement between the Company and Thomas M.
          O'Gara, dated August 23, 1996 (2)
 10.9     Employment Agreement between the Company and Wilfred T.
          O'Gara, dated August 23, 1996 (2)
 10.10    Employment Agreement between the Company and Nicholas P.
          Carpinello, dated August 23, 1996 (2)
 10.11    Employment Agreement between O'Gara-Hess & Eisenhardt
          Armoring Company and Gary W. Allen, dated August 23, 1996
          (2)
 10.12    Employment Agreement between O'Gara-Hess & Eisenhardt
          Armoring Company and Michael J. Lennon, dated August 23,
          1996 (2)
 10.13    Form of Accumulated Adjustments Account ("AAA") promissory notes to shareholders (2)
 10.14    License agreement between O'Gara Satellite Networks Limited and Morsviasputnik, dated March 21, 1995 (2)
 10.15    Plan and Agreement to Merge, dated as of August 8, 1997, by and among The O'Gara Company, VDE, Inc., Kroll Holdings,
          Inc. and Jules B. Kroll (8)
 10.16    Acquisition Agreement between the Company and Labbe, S.A., dated January 21, 1997 (5)
 10.17    Amended and Restated Loan Agreement, dated as of December 1,
          1997, between The O'Gara Company, O'Gara-Hess & Eisenhardt
          Armoring Company, Kroll Holdings, Inc., Kroll Associates,
          Inc. and KeyBank National Association (1)
 10.18    Supplemental Agreement Modification to acquire 360
          additional armored HMMWVs between United States Army Tank
          and Automotive Armaments Command and O'Gara-Hess and
          Eisenhardt Armoring Company, dated March 31, 1997 (6)
 10.19    Second Lease Amendment, dated March 31, 1997 between OLG
          Limited and O'Gara-Hess & Eisenhardt Armoring Company (7)
 10.20    Stock Option and Stockholders' Agreement, dated January 29,
          1996, among Kroll Holdings, Inc., Jules B. Kroll and Michael
          Cherkasky (8)