Form 10-K/A
period 1997-12-31
KROLL O GARA CO
filed 1998-04-02
CIK 1020476

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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

                   DOCUMENTS INCORPORATED BY REFERENCE--NONE

================================================================================

     This amended report is being filed solely to provide an amended Independent Auditors' Report of KPMG Peat Marwick LLP, which is set forth below, and to furnish certain amended Financial Data Schedules.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 *     *     *


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Kroll Holdings, Inc.:


     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows (not presented separately herein) of Kroll Holdings, Inc. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.



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



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kroll Holdings, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                          /s/ KPMG PEAT MARWICK LLP

New York, New York
March 28, 1996


                                 *     *     *

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of April, 1998.


                                          THE KROLL-O'GARA COMPANY


                                          By: /s/ ABRAM S. GORDON
                                            ------------------------------------


                                            Abram S. Gordon


                                            Vice President