Form 10-Q
period 1998-03-31
KROLL O GARA CO
filed 1998-05-15
CIK 1020476

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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

     The number of shares of common stock outstanding on May 8, 1998 was 16,890,750


================================================================================


                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited) as of March 31, 1998 and December 31, 1997..............................................................1

          Consolidated Statements of Operations (unaudited) for the Three Months
              Ended March 31, 1998 and 1997......................................................3

          Consolidated Statement of Shareholders' Equity (unaudited) for the
              Three Months Ended March 31, 1998..................................................4

          Consolidated Statements of Cash Flows (unaudited) for the Three Months
              Ended March 31, 1998 and 1997......................................................5

          Notes to Consolidated Unaudited Financial Statements...................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................17

                                 PART II

                            OTHER INFORMATION

Item 1.   Legal Proceeding......................................................................18

Item 2.   Changes in Securities.................................................................18

Item 6.   Exhibits and Reports on Form 8-K......................................................19

Signatures......................................................................................20

                                           THE KROLL-O'GARA COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                 (unaudited)
                                            (dollars in thousands)

                                                                         March 31,          December 31,
                                                                           1998                 1997
                                                                      ----------------     ---------------
CURRENT ASSETS:
      Cash and equivalents                                                    $ 6,819             $ 6,899
      Marketable securities                                                         -                  23
      Trade accounts receivable, net of allowance for
           doubtful accounts of $2,666 and $2,516 at March 31,
           1998 and December 31, 1997, respectively                            38,225              37,649
      Unbilled revenues                                                         5,270               3,082
      Other receivables
           Advances to shareholders                                               173                 526
           Affiliates                                                             189                 366
           Employees                                                              401                  48
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                                   14,856              12,078
      Inventories                                                              19,829              19,453
      Prepaid expenses                                                          4,601               6,455
      Deferred tax asset                                                          412                 412
                                                                      ----------------     ---------------
               Total current assets                                            90,775              86,991

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                      1,699               1,637
      Buildings and improvements                                                6,323               6,223
      Leasehold improvements                                                    5,270               5,243
      Furniture and fixtures                                                    4,821               4,630
      Machinery and equipment                                                  11,338              11,290
      Construction-in-progress                                                  1,160               1,037
                                                                      ----------------     ---------------
                                                                               30,611              30,060
      Less:  accumulated depreciation                                         (15,774)            (15,448)
                                                                      ----------------     ---------------
                                                                               14,837              14,612
                                                                      ----------------     ---------------

DATABASES, net of accumulated amortization of $20,316
      and $19,506 at March 31, 1998 and December 31,
      1997, respectively.                                                       8,217               8,336
COSTS IN EXCESS OF ASSETS ACQUIRED, net of
      accumulated amortization of $1,013 and $772 at
      March 31, 1998 and December 31, 1997, respectively                       17,739              17,852
OTHER ASSETS                                                                    7,321               6,180
                                                                      ----------------     ---------------
                                                                               33,277              32,368
                                                                      ----------------     ---------------
                                                                            $ 138,889           $ 133,971
                                                                      ================     ===============


The accompanying notes are an integral part of these consolidated balance sheets.

                                          THE KROLL-O'GARA COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 (unaudited)
                                           (dollars in thousands)

                                                                          March 31,             December 31,
                                                                             1998                   1997
                                                                        ---------------        ---------------
CURRENT LIABILITIES:
     Revolving lines of credit                                                 $ 5,226                  $ 559
      Current portion of long-term debt                                          1,545                  3,201
      Shareholder payable                                                          307                    309
      Accounts payable-
           Trade                                                                30,492                 31,586
           Affiliates                                                              261                    875
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                       281                    320
      Accrued liabilities                                                       14,241                 13,929
      Income taxes currently payable                                             2,013                    845
      Customer deposits                                                          3,198                  3,840
                                                                        ---------------        ---------------
               Total current liabilities                                        57,564                 55,464

OTHER LONG-TERM LIABILITIES                                                      1,523                  1,533
DEFERRED INCOME TAXES                                                            2,057                  2,155
LONG-TERM DEBT, net of current portion                                          46,831                 46,864
                                                                        ---------------        ---------------
               Total liabilities                                               107,975                106,016

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none issued                                                   -                      -
      Common stock, $.01 par value, 50,000,000
           shares authorized, 13,629,432, and 13,590,525 shares
           issued and outstanding in 1998 and 1997, respectively                   136                    136
      Additional paid-in-capital                                                51,201                 50,590
      Retained deficit                                                         (19,860)               (22,387)
      Accumulated other comprehensive income (loss)                               (563)                  (384)
                                                                        ---------------        ---------------
               Total shareholders' equity                                       30,914                 27,955
                                                                        ---------------        ---------------
                                                                             $ 138,889              $ 133,971
                                                                        ===============        ===============



The accompanying notes are an integral part of these consolidated balance sheets.

                                    THE KROLL-O'GARA COMPANY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                          (dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  --------------------------------
                                                                       1998             1997
                                                                  ---------------  ---------------

NET SALES               Security Products & Services                    $ 30,217         $ 22,442
                        Investigations & Intelligence                     17,415           16,065
                        Voice & Data Communications                        4,826            2,732
                                                                  ---------------  ---------------
                                                                          52,458           41,239

COST OF SALES           Security Products & Services                      21,857           16,026
                        Investigations & Intelligence                      9,924            9,636
                        Voice & Data Communications                        3,900            2,173
                                                                  ---------------  ---------------
                                                                          35,681           27,835

GROSS PROFIT            Security Products & Services                       8,360            6,416
                        Investigations & Intelligence                      7,491            6,429
                        Voice & Data Communications                          926              559
                                                                  ---------------  ---------------
                                                                          16,777           13,404

OPERATING EXPENSES:
          Selling and marketing                                            3,701            3,162
          General and administrative                                       7,191            6,120
          Amortization of costs in excess of assets acquired                 241              164
                                                                  ---------------  ---------------
                 Operating income                                          5,644            3,958

OTHER INCOME (EXPENSE):
          Interest expense                                                (1,267)            (858)
          Other, net                                                        (116)            (266)
                                                                  ---------------  ---------------
                 Income before minority interest and
                        provision for income taxes                         4,261            2,834
Minority interest                                                              -                3
                                                                  ---------------  ---------------
                 Income before provision for income taxes                  4,261            2,831

Provision for income taxes                                                 1,734            1,302
                                                                  ---------------  ---------------

                 Net income                                              $ 2,527          $ 1,529
                                                                  ===============  ===============
Basic earnings  per share                                                $  0.19          $  0.12
                                                                  ===============  ===============
Basic weighted average shares outstanding                                 13,603           12,945
                                                                  ===============  ===============
Diluted  earnings per share                                              $  0.18          $  0.09
                                                                  ===============  ===============
Diluted weighted average shares outstanding                               14,118           13,721
                                                                  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                                                THE KROLL-O'GARA COMPANY
                                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        For the Three Months Ended March 31, 1998
                                                                       (unaudited)
                                                                      (in thousands)
                                                                                                                        Accumulated
                                                                                            Additional                     Other
                                                               Comprehensive    Common      Paid-in        Retained    Comprehensive
                                                  Shares          Income        Stock       Capital        Deficit     Income (Loss)
                                                ------------   -------------  ------------ -----------   ---------------------------
BALANCE, December 31, 1997                           13,590                      $ 136     $ 50,590      $ (22,387)      $ (384)
Issuance of stock in conjunction with the
     acquisition of businesses                           29                          -          525              -            -
Exercise of stock options                                10                          -           86              -            -
Comprehensive income:
     Net income                                                    $ 2,527           -            -          2,527            -
                                                               ------------
    Other comprehensive income, net of tax:
       Foreign currency translation
       adjustments, net of $68 tax benefit                -           (169)          -            -              -            -
     Reclassification adjustment for gain on
       securities included in net income, net of
       $4 tax expense                                     -            (10)          -            -              -            -
                                                               ------------
     Other comprehensive income                           -           (179)          -            -              -         (179)
                                                               ------------
Comprehensive income                                               $ 2,348           -            -              -            -
                                                               ============
                                                ------------                 ----------  -----------  -------------  -----------
BALANCE, March 31, 1998                              13,629                      $ 136     $ 51,201      $ (19,860)      $ (563)
                                                ============                 ==========  ===========  =============  ===========




                                                     Total
                                                --------------
BALANCE, December 31, 1997                        $ 27,955
Issuance of stock in conjunction with the                -
     acquisition of businesses                         525
Exercise of stock options                               86
Comprehensive income:
     Net income                                      2,527

    Other comprehensive income, net of tax:
       Foreign currency translation
       adjustments, net of $68 tax benefit               -
     Reclassification adjustment for gain on
       securities included in net income, net of
       $4 tax expense                                    -
     Other comprehensive income                       (179)

Comprehensive income                                     -
                                                -----------
BALANCE, March 31, 1998                           $ 30,914
                                                ===========





                                               THE KROLL O'GARA COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                (dollars in thousands)
                                                                                     March 31,           March 31,
                                                                                       1998                 1997
                                                                                 ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $ 2,527              $ 1,529
      Adjustments to reconcile net income to net cash
            provided by (used in) operating activities-
           Depreciation and amortization                                                       326                  392
           Amortization of databases                                                           779                  726
           Amortization of costs in excess of assets acquired                                  241                  164
           Bad debt expense                                                                    529                  231
           Shareholder stock compensation                                                        -                   50
           (Gain) loss on sale of property and equipment                                        (9)                   6
           (Gain) loss on sale of marketable securities                                         (7)                   -
           Share in net (income)  loss of joint ventures                                         -                   21
      Change in assets and liabilities, net of effects of acquisitions-
           Receivables                                                                        (830)               1,707
           Unbilled revenues                                                                (2,120)                (106)
           Costs in excess of billings on uncompleted contracts                             (2,777)              (1,491)
           Inventories                                                                        (376)              (2,077)
           Prepaid expenses and other assets                                                   983               (3,049)
           Accounts payable and income taxes currently payable                                (598)               5,011
           Billings in excess of costs and estimated earnings on
               uncompleted contracts                                                           (39)                 191
           Customer deposits                                                                  (643)                (788)
           Deferred income taxes payable                                                       (98)                   -
           Accrued liabilities                                                                 308               (6,726)
           Long term liabilities                                                                (9)                 (13)
                                                                                 ---------------------------------------
               Net cash used in operating activities                                        (1,813)              (4,222)
                                                                                 ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment, net                                         (548)                (502)
      Proceeds from sale of property and equipment                                              10                    -
      Additions to databases                                                                  (661)              (1,671)
      Acquisitions, net of cash acquired                                                        16               (7,606)
      Sale of marketable securities                                                             20                    -
                                                                                 ---------------------------------------
               Net cash used in investing activities                                        (1,163)              (9,779)
                                                                                 ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under revolving lines of credit                            4,668                1,664
      Proceeds from long-term debt                                                               -               15,881
      Payments of long-term debt                                                            (1,689)                   -
      Repayment of shareholder notes                                                             -                  (81)
      Proceeds from exercise of stock options                                                   86
      Foreign currency translation                                                             (78)                  37
                                                                                 ---------------------------------------
               Net cash provided by financing activities                                     2,987               17,501
                                                                                 ---------------------------------------
NET INCREASE IN CASH AND EQUIVALENTS                                                            11                3,500
Effects of foreign currency exchange rates on cash                                             (91)                 (42)
                                                                                 ---------------------------------------
CASH AND EQUIVALENTS, beginning of period                                                    6,899                4,761
                                                                                 ---------------------------------------
CASH AND EQUIVALENTS, end of period                                                        $ 6,819              $ 8,219
                                                                                 =======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid for Taxes                                                                  $   117              $   608
                                                                                 =======================================
      Cash Paid for Interest                                                               $   360              $   280
                                                                                 =======================================

                        THE KROLL-O'GARA COMPANY956152457

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively the "Company"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company's Security Products and Services Group markets ballistic and blast protected vehicles to businesses, individuals, and governments. It also offers security services such as training, risk and crisis management services, and site security systems. The Investigations and Intelligence Group offers business intelligence and investigation services to clients worldwide. The Voice and Data Security Group offers secure satellite communication equipment, satellite navigation systems, and computer hardware and software security.

         In December 1997, a wholly owned subsidiary of The O'Gara Company ("O'Gara") was merged into Kroll Holdings, Inc.("Kroll"). At the time of the merger, the Company's name was changed from The O'Gara Company to The Kroll-O'Gara Company.

         Effective upon the consummation of the merger, each then issued (included those issued under the Kroll Restricted Stock Plan) and outstanding share of Kroll common stock was converted into 62.52 shares of Common Stock of the Company or 6,098,561 shares of Company Common Stock in total. Outstanding employee stock options were converted at the same exchange factor into options to purchase 551,492 shares of Company Common Stock.

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of Kroll as though it had always been a part of the Company.

         On May 5, 1998, the Company completed a public offering of 3,200,000 shares of its Common Stock at $20.50 per share (the "Offering"), resulting in net proceeds to the Company of $60.8 million. A portion of the net proceeds was used to pay off $14.8 million of indebtedness of the Company, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by the Company, certain shareholders sold 1,860,000 shares of Common Stock in conjunction with the Offering. The Offering follows the Company's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of Common Stock.

         The consolidated financial statements include the accounts of O'Gara and Kroll and all their majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements, and include entities that are directly or indirectly owned by current shareholders or former shareholders of O'Gara Hess & Eisenhardt Armoring Company, but which are not included in the O'Gara reorganizations and combination.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2) REVENUE RECOGNITION

         Revenue related to contracts for security products (both government and commercial) results principally from long-term, fixed price contracts and is recognized using the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is determined by comparing the costs incurred to date with estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production.

         Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it becomes known that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. These revisions are recognized when determined.

         Revenue from investigations and intelligence services and security services is recognized as the services are performed. The Company records either billed or unbilled accounts receivable based on a case-by-case invoicing determination.

         Revenues related to voice and data security equipment is recognized as equipment is shipped or as services are provided. Revenues and related direct costs of brokered satellite time are recorded when payments are received from customers.

(3)      ACQUISITION

         The Company completed the following acquisition during the first quarter of 1998. This acquisition was accounted for as a purchase. The allocation of purchase price was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses.

         (a) On March 16, 1998, the Company acquired all of the shares of Corplex, Inc. ("Corplex") a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). For accounting purposes, the acquisition was effective March 1, 1998, and the results of operations are included in the consolidated results of the Company from that date forward. The former shareholder of Corplex, who was employed by Corplex prior to the acquisition, will continue in his formerly held capacity. Cost in excess of assets acquired is expected to be $0.4 million and will be amortized over 15 years.

      In connection with the acquisition of Corplex, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                                 Corplex
                                           --------------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                            $16
    Accounts receivable                              96
    Unbilled revenue                                 69
    Property, plant and equipment                     4
    Other non-current assets                         15
    Goodwill                                        384
                                           --------------------
                                                   $584
    Less:  Cash paid for net assets                   -
               Fair value of debt issued              -
               Fair value of stock issued          (525)
                                           --------------------
                                                    $59
                                           ====================
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and acquisition             $46
    costs
    Debt                                             13
                                           --------------------
                                                    $59
                                           ====================

(4) EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 (in thousands except per share data):

                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                 -----------------------------------------------------------

                                                                               Shares            Per Share
                                                 Income (Numerator)        (Denominator)           Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $2,527                 13,603              $0.19
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    515
                                                 --------------------    --------------------
      Diluted EPS                                       $2,527                 14,118              $0.18
                                                 ====================    ====================    ===========


                                                                  THREE MONTHS ENDED MARCH 31, 1997
                                                 ----------------------------------------------------------

                                                                               Shares            Per Share
                                                 Income (Numerator)         (Denominator)          Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $1,529                 12,945              $0.12
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    180
           Restricted stock                              (268)                    596
                                                 --------------------    --------------------
      Diluted EPS                                       $1,261                 13,721              $0.09
                                                 ====================    ====================    ===========

(5) NEW PRONOUNCEMENTS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities, in the Consolidated Statement of Shareholder's Equity. Prior years have been restated to conform to the SFAS No. 130 requirements. The Accumulated Other Comprehensive Income balance of $384 at March 31, 1998 consists entirely of foreign currency translation adjustments.

         Total comprehensive income for the three-month period ended March 31, 1997 is as follows:

Net income                                                       $1,529
                                                            -------------
Other comprehensive income, net of tax:
         Foreign currency translation adjustments, net of
              $3 tax benefit                                         (5)
                                                            -------------
Other comprehensive income                                           (5)
                                                            -------------
                  Comprehensive income                            $1,524
                                                            =============

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

          In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and start-up costs to be expensed as incurred. The company's current practice is to capitalize these expenses and amortize them over periods ranging from one to five years. The Company is required to adopt the provisions of this statement no late than the first quarter of fiscal 1999. Included in the accompanying March 31, 1998 Consolidated Balance Sheet is approximately $0.7 million of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented.

(6) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which matured in 1998. These securities are valued at current market value, which approximates cost.

Non-cash activity (dollars in thousands):
                                                                                         1998         1997
                                                                                         ----         ----
                  Fair value of stock issued in connection with
                  acquisition of ITI   ............................................         -          800
                  Notes issued in connection with acquisition
                  of ITI...........................................................         -       $1,232
                  Fair value of stock issued in connection
                  with acquisition of Next Destination.............................         -       $1,851
                  Notes issued in connection with acquisition
                  of Next Destination..............................................         -       $1,575
                  Fair value of stock issued in connection with
                  acquisition of Labbe.............................................         -       $3,431
                  Fair value of stock issued in connection with
                  acquisition of Corplex...........................................      $525         $525

(7)   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                               March 31,         December
                                  1998           31, 1997
                              -------------    -------------
                                       (Unaudited)
Raw materials                       $9,971           $9,441
Vehicle costs and
work-in-process                      9,858           10,012
                              -------------    -------------
                                   $19,829          $19,453
                              =============    =============

(8) DERIVATIVE FINANCIAL INSTRUMENTS

         Financial instruments in the form of foreign currency exchange contracts are utilized by the Company to hedge its exposure to movements in foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge accounting standards. The fair value of foreign currency exchange contracts is not recognized in the consolidated financial statements since they are accounted for as hedges.

         The Company has entered into four foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on a demand loan to a subsidiary which is denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which they will receive under the aforementioned subsidiary loan through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. The total notional amount of the contracts, which mature between January 1998 and July 1999, is $15.2 million. The company's cumulative foreign currency translation adjustment component of shareholders' equity was increased by $0.7 million in the first quarter of 1998 as a result of these agreements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and Notes. As a result of the acquisitions made by the Company in 1997, financial results from period-to-period may lack comparability. Additionally, prior to December 1, 1997, the Company reported revenue under the categories Security Hardware Products, Security Systems Integration and Security Services. Effective December 1, 1997, the Company recategorized its groups as Security, Products and Services, Investigations and Intelligence and Voice and Data Security,. Historical revenue amounts have been reclassified to conform to the current categories.

GENERAL

         The Kroll-O'Gara Company is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company reports its revenue through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles to businesses, individuals, and Governments. It also offers security services such as training, risk and crisis management services, and site security systems. The Investigations and Intelligence Group offers business intelligence and investigation services to clients worldwide. The Voice and Data Security Group offers secure satellite communication equipment, satellite navigation systems, and computer hardware and software security.

         On May 5, 1998, the Company completed a public offering of 3,200,000 shares of its Common Stock at $20.50 per share (the "Offering"), resulting in net proceeds to the Company of $60.8 million. A portion of the net proceeds was used to pay off $14.8 million of the indebtedness of the Company, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by the Company, certain shareholders sold 1,860,000 shares of Common Stock in conjunction with the Offering. The Offering follows the Company's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of Common Stock.

         Merger. On December 1, 1997, a wholly owned subsidiary of the Company merged (the "Merger") into Kroll Holdings, Inc ("KHI"). In the Merger, the Company issued 6,098,561 shares of Common Stock and repaid an aggregate of $14.5 million in outstanding indebtedness of KHI. Approximately 550,000 additional shares of Common Stock may be issued upon the exercise of options held by KHI employees, which were assumed by the Company. Revenues of KHI comprise all of those reported by the Company's Investigations and Intelligence Group as well as certain revenues in its other two Groups.

         Acquisitions-1997. On February 5, 1997, the Company completed the acquisition of all of the shares of Next Destination, Ltd ("Next Destination") of Salisbury, the United Kingdom, a distributor of high technology products for the global positioning satellite and satellite communication markets. The purchase price consisted of 170,234 shares of Common Stock (valued at approximately $1.9 million or $10.88 per share) and $1.6 million in seller-provided financing, in the form of secured, three-year 6% notes. Next Destination, which had been selling the portable satellite terminal offered by the Company, reports revenue through the Company's Voice and Data Security Group. For accounting purposes, the acquisition was effective February 1, 1997, and the results of operations of Next Destination are included in the consolidated results of operations of the Company from that date forward.

         On February 12, 1997, the Company completed the acquisition of all of the shares of Labbe, S.A. ("Labbe") a leading armorer of commercial and private vehicles headquartered in Lamballe, France. The purchase price consisted of $10.7 million in cash and 376,597 shares of Common Stock (valued at approximately $3.5 million or $9.29 per share). The acquisition of Labbe has increased substantially the level of commercial revenue generated by the Security Products and Services Group and enhanced the Company's competitive position due to an expanded product line, which includes cash-in-transit vehicles, and penetration into new markets, such as Europe and Africa. For accounting purposes, the acquisition was effective January 1, 1997, and the results of operations of Labbe are included in the consolidated results of operations of the Company from that date forward.

          On March 24, 1997, the Company completed the acquisition of all the shares of International Training, Inc. ("ITI"), a provider of advanced security training headquartered near Washington, D.C. The purchase price consisted of $0.5 million in cash, 68,086 shares of Common Stock (valued at approximately $0.8 million or $11.89 per share) and $1.2 million in seller-provided financing in the form of unsecured, two-year 10% notes. ITI, which reports revenue through the Company's Security Products and Services Group, added a number of new services, such as evasive and defensive driver training, terrorist surveillance training, force protection consulting and advanced weapons training, not previously available from the Company. For accounting purposes, the acquisition was effective March 1, 1997, and the results of operations of ITI are included in the consolidated results of operations of the Company from that date forward.

         Effective December 2, 1997, the Company acquired all of the shares of ZAO IMEA ("IMEA"), as well as certain work in process of, and an agreement not to compete in Russia by, Acorn Communications Group, Inc. ("Acorn"). IMEA and Acorn had substantially common ownership prior to the acquisition. The purchase price of $3.0 million consisted of $0.5 million in cash, 138,889 shares of Common Stock (valued at approximately $2.4 million or $18.00 per share) and $0.1 million in cash payable over the six months commencing January 1, 1998. IMEA is engaged in the business of selling cash-in-transit vehicles and other commercial bank equipment, such as safes, money counters and counterfeit detectors, throughout Russia; it reports revenue through the Company's Security Products and Services Group. For accounting purposes, the acquisition was effective December 1, 1997, and the results of operations of IMEA are included in the consolidated results of operations of the Company from that date forward.

         Acquisitions-1998. On March 16, 1998, the Company acquired all of the shares of Corplex, a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). Corplex, which reports revenue through the Company's Investigations and Intelligence Group, allows the Company to streamline its use of subcontract investigators in the New York metropolitan area and to offer certain new products, such as executive protection and electronic counter measure expertise, that are natural extensions of existing service areas. For accounting purposes, the acquisition was effective March 1, 1998, and the results of operations of Corplex are included in the consolidated results of operations of the Company from that date forward.

         Potential Acquisitions/Mergers. On March 30, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of General Commercial Services Ltd. of Toronto, Canada, which operates primarily through its wholly owned subsidiaries as Lindquist Avey Macdonald Baskerville ("Lindquist Avey"). The purchase price will consist of a combination of cash and shares of Common Stock, the specific terms of which have not been determined. The transaction is expected to be consummated during June 1998, conditioned on the satisfactory completion of due diligence, execution of definitive agreements and other closing conditions. Lindquist Avey is a leading international firm dedicated exclusively to forensic accounting and corporate investigations.

         On March 31, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of Kizorek, Inc. ("Kizorek") of Naperville, Illinois, for 800,000 shares of Common Stock. Kizorek, which does business as InPhoto Surveillance, is a leading claims investigation agency which primarily provides video surveillance services to insurance companies, corporations, and government agencies in connection with investigating disability claims. The transaction is conditioned on the satisfactory completion of due diligence, execution of definitive agreements and other closing conditions. The transaction is expected to qualify for "pooling of interests" accounting treatment.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                             FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                          -------------------------------
                                              1998               1997
                                              ----               ----
Security Products and Services
   Military                                    21.6%              22.9%
   Commercial                                  36.0               31.5
Investigations and Intelligence                33.2               39.0
Voice and Data Communications                   9.2                6.6
                                          ----------        -----------
    Total net sales                           100.0%             100.0%
Cost of sales                                  68.0               67.5
                                          ----------        -----------
    Gross profit                               32.0               32.5
Operating expenses:
    Selling and marketing                       7.1                7.7
    General and administrative                 13.7               14.8
    Amortization  of costs  in  excess
     of assets acquired                         0.5                0.4
                                          ----------        -----------
Operating income                               10.8                9.6
Other income (expense):
    Interest expense                           (2.4)              (2.1)
    Other, net                                 (0.3)              (0.6)
                                          ----------        -----------
Income before provision for income
taxes                                           8.1                6.9
    Provision for income taxes                  3.3                3.2
                                          ----------        -----------
Net income                                      4.8%               3.7%
                                          ==========        ===========

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         NET SALES. Net sales for the three months ended March 31, 1998 were $52.5 million, an increase of $11.3 million or 27%, from $41.2 million in the same period in 1997.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended March 31, 1998 increased $7.8 million, or 35%, to $30.2 million from $22.4 million for the same period in 1997. This increase includes net sales of commercial armoring products, which increased $5.9 million or 45% from $13.0 million in 1997 to $18.9 million in 1998. The increase in commercial revenue was primarily due to continued growth in the Company's international armoring divisions. During 1996 and 1997, the Company initiated start-up armoring operations in Mexico, Brazil, and the Philippines, and acquired Labbe and IMEA. The success of the Company's expansion of its armoring operation into new markets accounted for the substantial portion of the growth experienced in the Security Products and Services Group. The Company will continue in its efforts to expand the operations of its existing foreign subsidiaries along with evaluating new acquisition opportunities and additional new markets.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which increased $1.9 million, or 20%, to $11.3 million in 1998 from $9.4 million for the same period in 1997. The primary reason for the increase was the inclusion of revenue from the Company's Systems Technical Support ("STS") contract for engineering services signed with the US Military in 1997. Revenue from military products was also favorably effected by a slight increase in activity in connection with the Company's contracts to armor the High Mobility Multi-Purpose Wheeled Vehicle ("HMMWV") for the US Military. Management expects the level of military revenue to be relatively consistent with the level experienced in the first quarter of 1998 for the foreseeable future.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $1.3 million or 8% from $16.1 million in the first quarter of 1997 to $17.4 million in the same period in 1998. Assuming the completion of the acquisitions of Lindquist Avey and InPhoto Surveillance, both of which will report revenue through the Investigations and Intelligence Group, management expects the level of revenue from the Investigations and Intelligence Group to increase as a percentage of total sales during the second half of 1998. In addition, management will continue to evaluate acquisition and investment opportunities for the Investigations and Intelligence Group.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group increased $2.1 million, or 78%, from $2.7 million in 1997 to $4.8 million in 1998. The level of sales was positively impacted by the inclusion, since the first quarter of 1997, of the Mini-M telephone for mobile, marine and vehicle applications in the product line offered by Next Destination. Additionally, the Company has initiated relationships with certain mobile telephone and navigation equipment suppliers that have made product more readily available, making it possible for a faster turnover and increased sales. Management expects that these factors will continue to positively effect the level of revenue in the Voice and Data Communication Group throughout 1998.

         COST OF SALES. Cost of sales for the three months ended March 31, 1998 increased $7.9 million or 28% to $35.7 million from $27.8 million in the same period in 1997. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales was 32%, as compared with 32.5%for the same period in 1997. The overall decrease in gross profit as a percent of sales is the result of slight decreases in the percentage at the Security Products and Services and Voice and Data Communications Groups, offset by an increase in the Investigations and Intelligence Group.

         As a percentage of net sales, gross profit for each of the Security Products and Services Group and the Voice and Data Communications Group decreased approximately 1%. Gross profit as a percentage of net sales increased approximately 3% (from 40% in 1997 to 43% in 1998) for the Investigations and Intelligence Group, primarily due to the effect of certain cost-saving synergies attributable to the Merger and to a more efficient use of subcontract services.

         Historically, the Company has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with its other two Groups. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group increases as a percentage of total sales, consolidated gross profit as a percentage of net sales may increase as well.

         Operating expenses. Operating expenses for the three months ended March 31, 1998 increased $1.7 million or 18% to $11.1 million, compared to $9.4 million for the same period in 1997. The increase is primarily attributable to personnel and professional services required to administer the growth experienced by the Company in 1997 and 1998.

         As a percent of net sales, operating expenses decreased from 23% in 1997 to 21% in 1998. As a result of investments made by the Company in facilities and personnel in previous periods, the Company did not require an additional commitment of fixed cost to achieve revenue growth in 1998. As sales increase further, the Company will be required to commit additional amounts of fixed cost to secure increased incremental revenue.

         Interest expense. Interest expense for the three months ended March 31, 1998 increased $0.4 million or 48% to $1.3 million, compared to $0.9 million in the same period in 1997. This increase was the result of the financing necessary to fund the acquisitions the Company made in 1997. With the completion of the Offering, a significant portion of the Company's debt was paid off (approximately $14.8 million). As a result, management believes that interest expense will be lower in subsequent periods

         On May 30, 1997, the Company entered into an agreement with certain institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a step down of the interest rate charged on the outstanding amount if certain criteria were met. The Company has complied with the specified criteria and the step down of rates will commence in the second quarter of 1998. This will change the interest rate on the outstanding amount of Senior Notes from 9.56% to 8.56%, resulting in lower interest expense for the remainder of 1998 and subsequent periods.

         Provision for income taxes. The provision for income taxes was $1.7 million for the three months ended March 31, 1998 in comparison with $1.3 million for the same period in 1998. The effective tax rate for the first quarter of 1998 was 41% compared to 46% in the same period of 1997. The effective rate in the first quarter of 1997 was higher due to the fact that KHI did not book tax benefit on certain foreign losses.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

         Public Offering. On May 5, 1998, the Company issued and sold 3,200,000 shares of its Common Stock at $20.50 per share in the Offering. A portion of the net proceeds to the Company (approximately $60.8 million) was used to pay off certain indebtedness of the Company ($14.8 million). The remaining amounts are available for potential acquisitions, working capital and other general corporate purposes.

         Credit Facility. The Company will maintain its revolving credit facility agreed to with KeyBank National Association in May 1997 and amended in December 1997. This agreement provides for a revolving line of credit of $7.0 million and a letter of credit facility of approximately $7.7 million. The revolving credit facility bears interest at the prime rate less 0.5%, or, at the Company's option, the LIBOR rate plus 2%.

         On May 8, 1998, after a portion of the Offering proceeds was used for repayment, there were no borrowings under the revolving credit agreement. The remaining proceeds from the Offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of the Company for the foreseeable future.

         The Company will continue to pursue its strategy of acquiring security related companies in an effort to consolidate its position in the risk mitigation industry. To that end, the Company will continue to review additional sources of working capital as they become necessary.

         Cash flows from operating activities. Net cash used in operating activities was $1.8 million and $4.2 million for the three months ended March 31, 1998 and 1997, respectively. This change was primarily due to an increase in net income and changes in Inventories, Prepaid Expenses and Accrued Liabilities, offset by changes in Accounts Receivable, Unbilled Revenues and Costs in Excess of Billings on Uncompleted Contracts.

         Cash flows from investing activities. Historically, the Company has limited its capital expenditure requirements by leasing certain assets. Capital expenditures totaled $0.5 million for the three months ended March 31, 1998, and $0.5 million for the same period in 1997. Additions to databases totaled $0.7 million and $1.7 million for the three months ended March 31, 1998 and 1997, respectively.

         In addition to capital expenditures, 1997 investing activities included the acquisitions of Labbe and ITI. While there were no outlays of cash for acquisitions in the first quarter, management anticipates that cash outlays will be required in connection with acquisitions during the remainder of 1998.

         Cash flows from financing activities. Net cash provided by financing activities was $3.0 million and $17.5 million for the three months ended March 31, 1998 and 1997, respectively. The amount in 1997 reflects a term loan executed as part of a credit agreement completed in the first quarter used to finance the acquisitions of Labbe and ITI.

         Foreign operations. The Company attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in such countries; maintaining reserves for credit losses; maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge the Company's risk from translation gains and losses.

         The Company utilizes derivative financial instruments, in the form of forward contracts, to hedge its exposure to foreign currency rate fluctuations. At March 31, 1998 four such contracts were outstanding in connection with an intercompany demand note with Labbe. These contracts are intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with these forward contracts were $15.2 million and $0.9 million, respectively. These contracts mature on July 15, 1998, January 15, 1999, July 15, 1999 and September 15, 1999, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

         Year 2000 Issues. The Company has implemented a Year 2000 program to insure that its computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed successfully. In addition, the Company is selecting and implementing several new software applications, all of which are believed to be Year 2000 compliant. Although the ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside the Company's control, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. The Company currently does not expect the costs necessary to address this matter to be material to its financial condition or results of operations.

         Quarterly fluctuations. The Company's operations may fluctuate on a quarterly basis as a result of the timing of contract costs and revenues of its Security Products and Services Group, particularly from its military and government contracts which are generally awarded on a periodic and/or sporadic basis. The Company generally does not have long term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time in the ordinary course of its business; however, the Company does not believe that there is any pending litigation, individually or in aggregate, that is likely to have a material adverse effect on its business or financial condition.

         The Company was a defendant in an action titled Douglas H. Cohen v. Madison Square Garden, L.P. and Kroll Associates Inc., which was filed in the United States District Court, Southern District of New York. In the first quarter of 1998, all the parties involved signed a settlement agreement dismissing the Company from the suit. There will be no settlement payment made by the Company in connection with the agreement, and all legal fees will be paid by the Company's former client.

ITEM 2.  CHANGES IN SECURITIES

         On March 13, 1998, the Company issued 29,207 shares of Common Stock to the former shareholder of Corplex in connection with the acquisition of all of the shares of Corplex.

         The share issuance described above was made without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


               (a)    Exhibits

                      10.1 Supplemental Agreement Modifications to acquire 738 additional armored HMMWVs between United States Army Tank and Automotive Armaments Command and O'Gara-Hess & Eisenhardt Armoring Company, dated March 31, 1998 and April 13, 1998.

                      27       Financial Data Schedule (Edgar version only)

                      99       Prospectus dated April 30, 1998

               (b)    Reports on Form 8-K.

                               During the quarter ended March 31, 1997, the Company filed no current reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May, 1998.

                                          THE KROLL-O'GARA COMPANY



                                          By   /s/ Nicholas P. Carpinello
                                              ----------------------------------
                                              Nicholas P. Carpinello
                                              Controller and Treasurer