Form 10-Q/A
period 1998-03-31
KROLL O GARA CO
filed 1998-06-08
CIK 1020476

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------


                                  FORM 10-Q/A
                                (Amendment No. 1)



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

This Quarterly Report on Form 10-Q is being refiled in its entirety in order to correct certain minor errors in the original filing.


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

Item 2.   Changes in Securities.................................................................18

Item 6.   Exhibits and Reports on Form 8-K......................................................19

Signatures......................................................................................20

                                           THE KROLL-O'GARA COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                 (unaudited)
                                            (dollars in thousands)

                                                                         March 31,          December 31,
                                                                           1998                 1997
                                                                      ----------------     ---------------
CURRENT ASSETS:
      Cash and equivalents                                                    $ 6,819             $ 6,899
      Marketable securities                                                         -                  23
      Trade accounts receivable, net of allowance for
           doubtful accounts of $2,666 and $2,516 at March 31,
           1998 and December 31, 1997, respectively                            38,225              37,649
      Unbilled revenues                                                         5,270               3,082
      Other receivables
           Advances to shareholders                                               173                 526
           Affiliates                                                             189                 366
           Employees                                                              401                  48
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                                   14,856              12,078
      Inventories                                                              19,829              19,453
      Prepaid expenses                                                          4,601               6,455
      Deferred tax asset                                                          412                 412
                                                                      ----------------     ---------------
               Total current assets                                            90,775              86,991

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                      1,637               1,637
      Buildings and improvements                                                6,323               6,223
      Leasehold improvements                                                    5,270               5,243
      Furniture and fixtures                                                    4,821               4,630
      Machinery and equipment                                                  11,400              11,290
      Construction-in-progress                                                  1,160               1,037
                                                                      ----------------     ---------------
                                                                               30,611              30,060
      Less:  accumulated depreciation                                         (15,774)            (15,448)
                                                                      ----------------     ---------------
                                                                               14,837              14,612
                                                                      ----------------     ---------------

DATABASES, net of accumulated amortization of $20,316
      and $19,506 at March 31, 1998 and December 31,
      1997, respectively.                                                       8,217               8,336
COSTS IN EXCESS OF ASSETS ACQUIRED, net of
      accumulated amortization of $1,013 and $772 at
      March 31, 1998 and December 31, 1997, respectively                       17,739              17,852
OTHER ASSETS                                                                    7,321               6,180
                                                                      ----------------     ---------------
                                                                               33,277              32,368
                                                                      ----------------     ---------------
                                                                            $ 138,889           $ 133,971
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

                           THE KROLL-O'GARA COMPANY


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


         The consolidated financial statements include the accounts of O'Gara and Kroll and all their majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements.


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
                                                 ====================    ====================    ===========

(5) NEW PRONOUNCEMENTS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities, in the Consolidated Statement of Shareholder's Equity. Prior years have been restated to conform to the SFAS No. 130 requirements. The Accumulated Other Comprehensive Income balance of $563 at March 31, 1998 consists entirely of foreign currency translation adjustments.

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


          In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and start-up costs to be expensed as incurred. The company's current practice is to capitalize these expenses and amortize them over periods ranging from one to five years. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999. Included in the accompanying March 31, 1998 Consolidated Balance Sheet is approximately $0.7 million of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented.

(6) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which matured in 1998. These securities are valued at current market value, which approximates cost.


Non-cash activity (dollars in thousands):

                                                                                         1998         1997
                                                                                         ----         ----
                  Fair value of stock issued in connection with
                  acquisition of ITI   ............................................         -          800
                  Notes issued in connection with acquisition
                  of ITI...........................................................         -       $1,232
                  Fair value of stock issued in connection
                  with acquisition of Next Destination.............................         -       $1,851
                  Notes issued in connection with acquisition
                  of Next Destination..............................................         -       $1,575
                  Fair value of stock issued in connection with
                  acquisition of Labbe.............................................         -       $3,431
                  Fair value of stock issued in connection with
                  acquisition of Corplex...........................................      $525            -


(7)   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                               March 31,         December
                                  1998           31, 1997
                              -------------    -------------
                                       (Unaudited)
Raw materials                       $9,971           $9,441
Vehicle costs and
work-in-process                      9,858           10,012
                              -------------    -------------
                                   $19,829          $19,453
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


         The Company has entered into four foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on a demand loan to a subsidiary which is denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which they will receive under the aforementioned subsidiary loan through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. The total notional amount of the contracts, which mature between January 1998 and September 1999, is $15.2 million. The company's foreign currency translation adjustment component of accumulated other comprehensive income
(loss) was increased by $0.7 million in the first quarter of 1998 as a result of these agreements.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of June, 1998.


                                          THE KROLL-O'GARA COMPANY



                                          By   /s/ Nicholas P. Carpinello
                                              ----------------------------------
                                              Nicholas P. Carpinello
                                              Controller and Treasurer