Form 10-Q
period 1998-06-30
KROLL O GARA CO
filed 1998-08-14
CIK 1020476

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q


                                   (MARK ONE)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -----               THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

   The number of shares of common stock outstanding on August 5, 1998 was 17,306,717


================================================================================

                                      INDEX

                                                     PART I

                                            FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (unaudited) as of June 30, 1998 and December 31, 1997...................................................................1

              Consolidated Statements of Operations (unaudited) for the Three and Six Months
                  Ended June 30, 1998 and 1997............................................................3

              Consolidated Statement of Shareholders' Equity (unaudited) for the Six Months
                  Ended June 30, 1998.....................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Six Months
                  Ended June 30, 1998 and 1997............................................................5

              Notes to Consolidated Unaudited Financial Statements........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................20

                                                      PART II

                                                 OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................21

Item 2.       Changes in Securities.......................................................................21

Item 6.       Exhibits and Reports on Form 8-K............................................................21

Signatures................................................................................................22

Item 1. Financial Statements

                            THE KROLL-O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                             (dollars in thousands)

                                                                       June 30,           December 31,
                                                                         1998                 1997
                                                                    ----------------      ------------

CURRENT ASSETS:
      Cash and equivalents                                             $  40,318           $   6,899
      Marketable securities                                                    -                  23
      Trade accounts receivable, net of allowance for
           doubtful accounts of $2,457 and $2,516 at June 30,
           1998 and December 31, 1997, respectively                       41,267              37,649
      Unbilled revenues                                                    5,991               3,082
      Other receivables
           Advances to shareholders                                          173                 526
           Affiliates                                                        606                 366
           Employees                                                         108                  48
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                              19,802              12,078
      Inventories                                                         20,153              19,453
      Prepaid expenses and other                                           5,542               6,455
      Deferred tax asset                                                     412                 412
                                                                       ---------           ---------
               Total current assets                                      134,372              86,991

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                 1,637               1,637
      Buildings and improvements                                           6,444               6,223
      Leasehold improvements                                               5,277               5,243
      Furniture and fixtures                                               4,961               4,630
      Machinery and equipment                                             12,526              11,290
      Construction-in-progress                                             1,865               1,037
                                                                       ---------           ---------
                                                                          32,710              30,060
      Less:  accumulated depreciation                                    (16,239)            (15,448)
                                                                       ---------           ---------
                                                                          16,471              14,612
                                                                       ---------           ---------

DATABASES, net of accumulated amortization of $21,093
      and $19,506 at June 30, 1998 and December 31,
      1997, respectively                                                   8,467               8,336
COSTS IN EXCESS OF ASSETS ACQUIRED, net of
      accumulated amortization of $1,396 and $772 at
      June 30, 1998 and December 31, 1997, respectively                   28,515              17,852
OTHER ASSETS                                                               5,293               6,180
                                                                       ---------           ---------
                                                                          42,275              32,368
                                                                       =========           =========
                                                                       $ 193,118           $ 133,971
                                                                       =========           =========


The accompanying notes are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                             (dollars in thousands)

                                                                           June 30,             December 31,
                                                                             1998                   1997
                                                                        ---------------        ---------------

CURRENT LIABILITIES:
      Revolving lines of credit                                           $       -           $     559
      Current portion of long-term debt                                         973               3,201
      Shareholder payable                                                       294                 309
      Accounts payable-
           Trade                                                             26,973              31,586
           Affiliates                                                           131                 875
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                    361                 320
      Accrued liabilities                                                    13,128              13,929
      Income taxes currently payable                                          2,081                 845
      Customer deposits                                                       2,627               3,840
                                                                          ---------           ---------
               Total current liabilities                                     46,568              55,464

OTHER LONG-TERM LIABILITIES                                                   1,861               1,533
DEFERRED INCOME TAXES                                                         2,153               2,155
LONG-TERM DEBT, net of current portion                                       39,319              46,864
                                                                          ---------           ---------
               Total liabilities                                             89,901             106,016

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none issued                                                -                   -
      Common stock, $.01 par value, 50,000,000
           shares authorized, 17,276,955, and 13,590,525 shares
           issued and outstanding in 1998 and 1997, respectively                173                 136
      Additional paid-in-capital                                            119,616              50,590
      Retained deficit                                                      (16,080)            (22,387)
      Accumulated other comprehensive income (loss)                            (492)               (384)
                                                                          ---------           ---------
               Total shareholders' equity                                   103,217              27,955
                                                                          ---------           ---------
                                                                          $ 193,118           $ 133,971
                                                                          =========           =========



The accompanying notes are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                    ----------------------------      ----------------------------
                                                                        1998           1997               1998           1997
                                                                    -------------  -------------      -------------  -------------

NET SALES                 Security Products & Services                  $ 33,910       $ 23,998           $ 64,128       $ 46,441
                          Investigations & Intelligence                   19,734         18,218             37,148         34,282
                          Voice & Data Communications                      5,714          5,144             10,540          7,877
                                                                    -------------  -------------      -------------  -------------
                                                                          59,358         47,360            111,816         88,600

COST OF SALES             Security Products & Services                    23,997         16,754             45,854         32,779
                          Investigations & Intelligence                   11,248         10,796             21,172         20,432
                          Voice & Data Communications                      4,707          4,224              8,606          6,397
                                                                    -------------  -------------      -------------  -------------
                                                                          39,952         31,774             75,632         59,608

GROSS PROFIT              Security Products & Services                     9,913          7,244             18,274         13,662
                          Investigations & Intelligence                    8,486          7,422             15,976         13,850
                          Voice & Data Communications                      1,007            920              1,934          1,480
                                                                    -------------  -------------      -------------  -------------
                                                                          19,406         15,586             36,184         28,992
OPERATING EXPENSES
                          Selling and marketing                            4,033          3,378              7,734          6,540
                          General and administrative                       7,829          6,993             15,019         13,113
                          Amortization of costs
                               in excess of assets acquired                  383            142                624            306
                                                                    -------------  -------------      -------------  -------------
      Operating income                                                     7,161          5,073             12,807          9,033

OTHER INCOME (EXPENSE):
                          Interest expense                                (1,102)        (1,255)            (2,369)        (2,115)
                          Interest income                                    284             51                364            161
                          Other, net                                        (157)           334               (355)           (41)
                                                                    -------------  -------------      -------------  -------------
     Income before minority interest, provision for income
          taxes, and extraordinary item                                    6,186          4,203             10,447          7,038
Minority interest                                                              -            (71)                 -            (74)
                                                                    -------------  -------------      -------------  -------------
     Income before provision for income taxes and
          extraordinary item                                               6,186          4,132             10,447          6,964
Provision for income taxes                                                 2,406          1,646              4,140          2,949
                                                                    -------------  -------------      -------------  -------------
     Income before extraordinary item, net                                 3,780          2,486              6,307          4,015
Extraordinary item, net                                                        -           (194)                 -           (194)
                                                                    -------------  -------------      -------------  -------------
     Net income                                                          $ 3,780        $ 2,292            $ 6,307        $ 3,821
                                                                    =============  =============      =============  =============
Basic earnings per share                                                 $  0.24        $  0.17            $  0.43        $  0.29
                                                                    =============  =============      =============  =============
Basic weighted average shares outstanding                                 15,651         13,198             14,632         13,060
                                                                    =============  =============      =============  =============
Diluted  earnings per share                                              $  0.24        $  0.15            $  0.42        $  0.26
                                                                    =============  =============      =============  =============
Diluted weighted average shares outstanding                               16,052         13,942             15,015         13,830
                                                                    =============  =============      =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                   (unaudited)
                                 (in thousands)

                                                                                                              ACCUMULATED
                                                                                     ADDITIONAL                 OTHER
                                                            COMPREHENSIVE  COMMON     PAID-IN      RETAINED  COMPREHENSIVE
                                                    SHARES     INCOME      STOCK      CAPITAL      DEFICIT   INCOME (LOSS)   TOTAL
                                                  --------- ------------- --------  -----------  ----------- ------------  ---------
BALANCE, December 31, 1997                          13,590                 $ 136     $ 50,590    $ (22,387)    $ (384)     $ 27,955
Issuance of stock in conjunction with the
     acquisition of businesses                         308                     3        6,511            -          -         6,514
Public offering of common stock, net of
     issuance costs of approximately $1,325          3,200                    32       60,403            -          -        60,435
Issuance of stock bonus to certain
     employees                                           2                     -           48            -          -            48
Exercise of stock options, and related
     income tax benefit                                177                     2        2,064            -          -         2,066
Comprehensive income:
     Net income                                                $ 6,307         -            -        6,307          -         6,307
                                                             ----------
    Other comprehensive income, net of tax:
       Foreign currency translation
       adjustments, net of $39 tax benefit               -         (98)        -            -            -          -             -
     Reclassification adjustment for gain on
       securities included in net income, net of
       $4 tax expense                                    -         (10)        -            -            -          -             -
                                                             ----------
     Other comprehensive income                          -        (108)        -            -            -       (108)         (108)
                                                             ==========
Comprehensive income                                           $ 6,199         -            -            -          -             -
                                                             ==========

                                                  ---------              --------  -----------  -----------  ---------    ----------
BALANCE, June 30, 1998                              17,277                 $ 173     $119,616    $ (16,080)    $ (492)     $103,217
                                                  =========              ========  ===========  ===========  =========    ==========

The accompanying notes are an integral part of these consolidated financial statements

                            THE KROLL O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                 June 30,           June 30,
                                                                                   1998               1997
                                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $  6,307           $  3,821
      Adjustments to reconcile net income to net cash
            provided by (used in) operating activities-
           Depreciation and amortization                                              913              1,025
           Amortization of databases                                                1,587                788
           Amortization of costs in excess of assets acquired                         624                306
           Bad debt expense                                                         1,056                637
           (Gain) loss on sale of marketable securities                                (7)                 6
           Share in net (income)  loss of joint ventures                                -                 43
      Change in assets and liabilities, net of effects of acquisitions-
           Receivables                                                             (4,578)            (5,318)
           Advances to shareholders                                                   353                  -
           Affiliate receivables                                                      168                 15
           Employee receivables                                                       (60)                20
           Unbilled revenues                                                       (2,502)                43
           Costs in excess of billings on uncompleted contracts                    (7,724)             3,443
           Inventories                                                               (700)            (2,290)
           Prepaid expenses and other assets                                        1,793             (1,879)
           Accounts payable and income taxes currently payable                     (4,522)              (447)
           Affiliate payable                                                         (744)                 -
           Notes payable - shareholders                                               (27)                 -
           Billings in excess of costs and estimated earnings on
               uncompleted contracts                                                   41               (598)
           Customer deposits                                                       (1,213)              (509)
           Deferred income taxes payable                                             (108)                 -
           Accrued liabilities                                                       (759)              (195)
           Long term liabilities                                                      328                 71
                                                                                -----------------------------
               Net cash used in operating activities                               (9,774)            (1,018)
                                                                                -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment, net                              (2,017)            (2,062)
      Additions to databases                                                       (1,719)            (1,081)
      Acquisitions, net of cash acquired                                           (4,454)            (7,606)
      Sale (purchase) of marketable securities                                         30             (3,011)
      Other                                                                             -                (77)
                                                                                -----------------------------
               Net cash used in investing activities                               (8,160)           (13,689)
                                                                                -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under revolving lines of credit                  (1,096)            (9,936)
      Proceeds from long-term debt                                                      -             34,875
      Payments of long-term debt                                                   (9,944)                 -
      Purchase and retirement of common stock                                           -             (2,553)
      Repayment of shareholder notes                                                    -               (577)
      Net proceeds from public offering of common stock                             60,435                  -
      Proceeds from exercise of stock options including related tax benefits        2,066                  -
      Foreign currency translation                                                    (34)              (465)
                                                                                -----------------------------
                Net cash provided by financing activities                          51,427             21,344
                                                                                -----------------------------
 NET INCREASE IN CASH AND EQUIVALENTS                                              33,493              6,637
Effects of foreign currency exchange rates on cash                                    (74)               (46)
                                                                                -----------------------------
CASH AND EQUIVALENTS, beginning of period                                           6,899              4,761
                                                                                -----------------------------
CASH AND EQUIVALENTS, end of period                                              $ 40,318           $ 11,398
                                                                                =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                     $  2,328           $  1,675
                                                                                =============================

      Cash paid for taxes                                                        $  1,147           $  2,065
                                                                                =============================


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

         In December 1997, a wholly owned subsidiary of The O'Gara Company ("O'Gara") was merged (the "Merger") into Kroll Holdings, Inc. ("Kroll"). At the time of the Merger, the Company's name was changed from The O'Gara Company to The Kroll-O'Gara Company.

         Effective upon the consummation of the Merger, each then issued and outstanding share of Kroll common stock (including those issued under the Kroll restricted stock plan) was converted into 62.52 shares of Common Stock of the Company or 6,098,561 shares of Company Common Stock in total. Outstanding employee stock options were converted at the same exchange factor into options to purchase 551,492 shares of Company Common Stock.

         The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Kroll as though it had always been a part of the Company.

         On May 5, 1998, the Company completed a public offering of 3,200,000 shares of its Common Stock at $20.50 per share (the "Offering"), resulting in net proceeds to the Company of $60.4 million. A portion of the net proceeds were used to pay off $14.8 million of indebtedness of the Company, with the balance invested in short-term instruments and available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by the Company, certain shareholders sold 1,860,000 shares of Common Stock in conjunction with the Offering. The Offering followed the Company's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of Common Stock.

         The consolidated financial statements include the accounts of O'Gara and Kroll and all their majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2) REVENUE RECOGNITION
    -------------------

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

         Revenue from investigations, intelligence and security services is recognized as the services are performed. The Company records either billed or unbilled accounts receivable based on a case-by-case invoice determination.

         Revenue related to voice and data security equipment are recognized as equipment is shipped. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

(3)      ACQUISITIONS
         ------------

         The Company completed the following acquisitions during the first six months of 1998, both of which were accounted for as purchases. The allocation of purchase price was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses.

         (a) On March 16, 1998, the Company acquired all of the shares of Corplex, Inc. ("Corplex"), a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). For accounting purposes, the acquisition was effective March 1, 1998, and the results of operations of Corplex are included in the consolidated results of the Company from that date forward. The former shareholder of Corplex, who was employed by Corplex prior to the acquisition, will continue in his formerly held capacity. Cost in excess of assets acquired is expected to be $0.4 million and will be amortized over 15 years.

         (b) On June 15, 1998 the Company completed the acquisition of Lindquist Avey MacDonald Baskerville Inc. ("Lindquist Avey"), a provider of forensic and investigative accounting services headquartered in Toronto, Canada. The purchase price for the acquisition was $10.7 million consisting of $4.7 million in cash and 278,340 shares of Company common stock (valued at approximately $6.0 million or $21.52 per share). For accounting purposes, the acquisition was effective June 1, 1998, and the results of operations of Lindquist Avey are included in the consolidated results of the Company from that date forward. Cost in excess of assets acquired is expected to be $10.7 million and will be amortized over 25 years.

                  In connection with the acquisition of Corplex and Lindquist Avey, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                             Lindquist
                                                Avey          Corplex
                                           ---------------- -------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                           $257              $16
    Accounts receivable                               -               96
    Unbilled revenue                                339               69
    Other current assets                            577                -
    Property, plant and equipment                   628                4
    Other non-current assets                        116               15
    Goodwill                                     10,716              384
                                           ---------------- -------------
                                                 12,633             $584
    Less:  Cash paid for net assets              (4,727)               -
               Fair value of debt issued              -                -
               Fair value of stock issued        (5,989)            (525)
                                           ================ =============
                                                 $1,917              $59
                                           ================ =============
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and
    acquisition costs                            $1,917              $46

    Debt                                              -               13
                                           ================ =============
                                                 $1,917              $59
                                           ================ =============

(4) EARNINGS PER SHARE
    ------------------

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands except per share data):

                                                                  THREE MONTHS ENDED JUNE 30, 1998
                                                 --------------------------------------------------------------------
                                                                                                 Per Share
                                                 Income (Numerator)            Shares              Amount
                                                                            (Denominator)
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $3,780                 15,651              $0.24
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    401
                                                 --------------------    --------------------
      Diluted EPS                                       $3,780                 16,052              $0.24
                                                 ====================    ====================    ===========

                                                                  THREE MONTHS ENDED JUNE 30, 1997
                                                 --------------------------------------------------------------------
                                                                              Shares             Per Share
                                                 Income (Numerator)         (Denominator)          Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $2,292                 13,198              $0.17
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    155
           Restricted stock                              (207)                    589
                                                 --------------------    --------------------
      Diluted EPS                                       $2,085                 13,942              $0.15
                                                 ====================    ====================    ===========

                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                                 --------------------------------------------------------------------
                                                        Income                 Shares            Per Share
                                                      (Numerator)          (Denominator)           Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $6,307                 14,632              $0.43
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    383
                                                 --------------------    --------------------
      Diluted EPS                                       $6,307                 15,015              $0.42
                                                 ====================    ====================    ===========

                                                                   SIX MONTHS ENDED JUNE 30, 1997
                                                 --------------------------------------------------------------------
                                                        Income                Shares             Per Share
                                                      (Numerator)          (Denominator)           Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                         $3,821                 13,060              $0.29
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    177
           Restricted stock                              (227)                    593
                                                 --------------------    --------------------
      Diluted EPS                                       $3,594                 13,830              $0.26
                                                 ====================    ====================    ===========


The diluted earnings per share calculations for the first and second quarter of fiscal 1997 cannot be added together to arrive at the diluted earnings per share amount for the six months ended June 30, 1997 due to the effects of rounding and the dilutive impact of the restricted stock on net income.

(5) NEW PRONOUNCEMENTS
    ------------------

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities, in the Consolidated Statement of Shareholder's Equity. Prior years have been restated to conform to the SFAS No. 130 requirements. The Accumulated Other Comprehensive Income balance of $(492) at June 30, 1998 consists entirely of foreign currency translation adjustments.

         Total comprehensive income for the six-month period ended June 30, 1997 is as follows (in thousands):

Net income                                                        $3,821
                                                            -------------
Other comprehensive income, net of tax:
         Foreign currency translation adjustments,
              net of $204 tax benefit                              (511)
                                                            -------------
Other comprehensive income                                         (511)
                                                            -------------
                  Comprehensive income                            $3,310
                                                            =============

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement requires disclosure for each segment into which a company is organized by the chief operating decision maker for the purposes of making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Company's reported financial position, results of operations or cash flows.

         In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. The Company's current practice is to capitalize these expenses and amortize them over periods ranging from one to five years. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999. Included in the accompanying June 30, 1998 Consolidated Balance Sheet are approximately $0.7 million of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

(6) SUPPLEMENTAL CASH FLOW DISCLOSURE
    ---------------------------------

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which mature in 1998. These securities are valued at current market value, which approximates cost. Non-cash activity for the six months ended June 30, 1998 and 1997 is as follows (dollars in thousands):

                                                                                         1998         1997
                                                                                         ----         ----
                  Fair value of stock issued in connection with
                    acquisition of ITI   ............................................         -         $800
                  Notes issued in connection with acquisition
                    of ITI...........................................................         -       $1,232
                  Fair value of stock issued in connection
                    with acquisition of Next Destination.............................         -       $1,851
                  Notes issued in connection with acquisition
                    of Next Destination..............................................         -       $1,575
                  Fair value of stock issued in connection with
                    acquisition of Labbe.............................................         -       $3,431
                  Fair value of stock issued in connection with
                    acquisition of Corplex...........................................      $525            -
                  Fair value of stock issued in connection with
                    acquisition of Lindquist Avey........................................$5,989            -


(7) INVENTORIES
    -----------

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                                  June 30,           December 31,
                                    1998                 1997
                              -----------------    -----------------
                                           (Unaudited)
Raw materials                          $10,823               $9,441
Vehicle costs and
work-in-process                          9,330               10,012
                              =================    =================
                                       $20,153              $19,453
                              =================    =================

(8) DERIVATIVE FINANCIAL INSTRUMENTS
    --------------------------------

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

         The Company has entered into five foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on demand loans to subsidiaries which are denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which it will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. The total notional amount of the contracts, which mature between September 1998 and July 2000, is $20.9 million. The Company's foreign currency translation adjustment component of accumulated other comprehensive income (loss) was increased by $0.1 million in the first half of 1998 as a result of these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and Notes. As a result of the acquisitions made by the Company in 1997 and 1998, financial results from period-to-period may lack comparability. Additionally, prior to December 1, 1997, the Company reported revenue under the categories Security Hardware Products, Security Systems Integration and Security Services. Effective December 1, 1997, the Company recategorized its groups as Security, Products and Services, Investigations and Intelligence and Voice and Data Security. Historical revenue amounts have been reclassified to conform to the current categories.

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

         On May 5, 1998, the Company completed a public offering of 3,200,000 shares of its Common Stock at $20.50 per share (the "Offering"), resulting in net proceeds to the Company of $60.4 million. A portion of the net proceeds was used to pay off $14.8 million of the indebtedness of the Company, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by the Company, certain shareholders sold 1,860,000 shares of Common Stock in conjunction with the Offering. The Offering followed the Company's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of Common Stock.

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

         Acquisitions-1998. On March 16, 1998, the Company acquired all of the shares of Corplex, Inc. ("Corplex"), a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). Corplex, which reports revenue through the Company's Investigations and Intelligence Group, allows the Company to streamline its use of subcontract investigators in the New York metropolitan area and to offer certain new products, such as executive protection and electronic counter measure expertise, that are natural extensions of existing service areas. For accounting purposes, the acquisition was effective March 1, 1998, and the results of operations of Corplex are included in the consolidated results of operations of the Company from that date forward.

         On June 15, 1998, the Company acquired all of the capital stock of Lindquist Avey MacDonald Baskerville, Inc. ("Lindquist Avey"), a provider of forensic and investigative accounting services headquartered in Toronto, Canada. The purchase price consisted of $4.7 million in cash and 278,340 shares of Company common stock (valued at approximately $6.0 million or $21.52 per share). The acquisition of Lindquist Avey expands the Company's forensic and investigative accounting service product line and establishes the Company in a new geographic market. For accounting purposes, the acquisition was effective June 1, 1998, and the results of operations of Lindquist Avey are included in the consolidated results of operations of the Company from that date forward.

         Potential Acquisitions/Mergers. On March 31, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of Kizorek, Inc. ("Kizorek") of Naperville, Illinois. Kizorek, which does business as InPhoto Surveillance, is a leading claims investigation agency to insurance companies, corporations, and government agencies in connection with investigating disability claims. The transaction is conditioned on the satisfactory completion of due diligence, execution of definitive agreements and other closing conditions.

         On May 14, 1998, the Company announced it had reached an agreement in principle to acquire all of the capital stock of Protec S.A. ("Protec") of Bogota, Colombia. Protec is engaged in the business of armoring cars in Colombia, South America. It also operates a facility for the manufacture of bullet and smash resistant glass for its own use and for sale to third parties. The transaction is conditioned on the satisfactory completion of due diligence, execution of definitive agreements and other closing conditions.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                            For the Three Months Ended          For the Six Months Ended
                                                     June 30,                           June 30,
                                           -----------------------------      -----------------------------
                                              1998             1997              1998             1997
                                              ----             ----              ----             ----
Security Products and Services:
   Military                                     25.5%            20.9%             23.7%            21.8%
   Commercial                                   31.7             29.8              33.7             30.6
Intelligence and Investigations                 33.2             38.4              33.2             38.7
Voice and Data Communications                    9.6             10.9               9.4              8.9
                                           ------------     ------------      ------------     ------------
    Total net sales                            100.0%           100.0%            100.0%           100.0%
Cost of sales                                   67.3             67.1              67.6             67.3
                                           ------------     ------------      ------------     ------------
    Gross profit                                32.7             32.9              32.4             32.7
Operating expenses:
    Selling and marketing                        6.8              7.1               6.9              7.4
    General and administrative                  13.2             14.8              13.4             14.8
   Amortization of costs in excess of
       assets acquired                           0.6              0.3               0.6              0.3
                                           ------------     ------------      ------------     ------------
Operating income                                12.1             10.7              11.5             10.2
Other income (expense):
    Interest expense                            (1.9)            (2.6)             (2.1)            (2.4)
    Interest income                              0.5              0.1               0.3              0.2
    Other, net                                  (0.3)             0.7              (0.3)            (0.0)
                                           ------------     ------------      ------------     ------------
Income before minority interest,
     provision for income taxes
     and extraordinary item                     10.4              8.9               9.3              7.9
Minority interest                                -               (0.2)              -               (0.1)
                                           ------------     ------------      ------------     ------------
Income before provision for
     income taxes and
     extraordinary item                         10.4              8.7               9.3              7.8
    Provision for income taxes                   4.0              3.5               3.7              3.3
                                           ------------     ------------      ------------     ------------
Income before extraordinary
     item                                        6.4              5.2               5.6              4.5
Extraordinary item, net                          -               (0.4)              -               (0.2)
                                           ============     ============      ============     ============
Net income                                       6.4%             4.8%              5.6%             4.3%
                                           ============     ============      ============     ============

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

         NET SALES. Net sales for the three months ended June 30, 1998 were $59.4 million, an increase of $12.0 million, or 25%, from $47.4 million in the same period in 1997. For the six months ended June 30, 1998, net sales increased $23.2 million, or 26%, to $111.8 million from $88.6 million in the same period in 1997.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended June 30, 1998 increased $9.9 million, or 41%, to $33.9 million from $24.0 million for the same period in 1997. For the six months ended June 30, net sales for the Security Products and Services Group increased $17.7 million, or 38%, from $46.4 million in 1997 to $64.1 million in 1998. Both increases include net sales of commercial armoring products, which increased $4.7 million, or 33%, from $14.1 million in 1997 to $18.8 million for the three months ended June 30, 1998. For the six months ended, net sales of commercial armoring products increased $10.6 million, or 39%, from $27.1 million in 1997 to $37.7 million in 1998. The increase in commercial net sales was primarily due to continued growth in the Company's international armoring divisions. During 1996 and 1997, the Company initiated start-up armoring operations in Mexico, Brazil and the Philippines, and acquired Labbe and IMEA. The Company will continue in its efforts to expand the operations of its existing foreign subsidiaries along with evaluating new acquisition opportunities and additional new markets.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which increased $5.2 million, or 53%, to $15.1 million in 1998 from $9.9 million for the same three month period in 1997. For the six months ended June 30, net sales of military products increased $7.2 million, or 37%, from $19.3 million in 1997 to $26.5 million in 1998. In April 1998, the Company began work on a new contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). Production on the Company's previous contract with the U.S. Military for 360 Up-Armored HMMWV's (the "360 Contract") continued through July of 1998. The combination of production on the two contracts resulted in an increase in net sales. The convergence of the two contracts will have a favorable effect on the level of military net sales in the third quarter. In subsequent periods, production levels will be reduced as the 360 Contract ends and HMMWV production will be solely based on the 738 Contract.

         Based on certain internal requirements, the U.S. Air Force has dictated an aggressive delivery schedule for the 738 Contract. This delivery schedule will require the Company to maintain an increased level of production for the Up-Armored HMMWV in comparison with production levels in previous periods. This increase in production will be reflected in an increase in net sales of military products over levels experienced in 1997 and the first quarter of 1998. This increase in net sales should continue through the balance of the 738 Contract, which is expected to last through 1999.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $1.5 million, or 8%, from $18.2 million in the second quarter of 1997 to $19.7 million in the same period in 1998. For the six months ended June 30, net sales for the Investigations and Intelligence Group increased $2.9 million, or 8%, from $34.3 million in 1997 to $37.2 million in 1998. The increases in 1998 are primarily due to the inclusion of net sales from the acquisition of Lindquist Avey and Corplex in the first half of the year. Without acquisitions, net sales for the Investigations and Intelligence Group would have been $18.3 million and $35.7 million for the three and six months ended June 30, 1998, in comparison with $18.2 million and $34.3 million for the three and six months ended June 30, 1997.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group increased $0.6 million, or 11%, from $5.1 million in 1997 to $5.7 million in 1998 for the three months ended June 30. For the six months ended June 30, net sales increased $2.7 million, or 34%, from $7.9 million in 1997 to $10.5 million in 1998. The level of sales was positively impacted by the inclusion, since the first quarter of 1997, of the Mini-M telephone for mobile, marine and vehicle applications in the product line offered by Next Destination. Additionally, the Company has initiated relationships with certain mobile telephone and navigation equipment suppliers that have made product more readily available, making it possible for a faster turnover of inventory and increased net sales.

         COST OF SALES. Cost of sales for the three months ended June 30, 1998 increased $8.2 million, or 26%, to $40.0 million from $31.8 million in the same period in 1997. For the six months ended June 30, cost of sales increased $16.0 million, or 27%, from $59.6 million in 1997 to $75.6 million in 1998. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales for the three months ended June 30, 1998 was 32.7%, as compared with 32.9% for the same period in 1997. For the six months ended June 30, gross profit as a percent of net sales was 32.4% and 32.7% for 1998 and 1997, respectively.

         The Company has historically experienced higher levels of gross profit as a percent of net sales in the Investigations and Intelligence Group as opposed to the Security Products and Services Group and the Voice and Data Communications Group. In the three and six months ended June 30, 1998, net sales for the Security Products and Services and Voice and Data Communications Groups increased as a percent of total net sales in comparison with the same periods in 1997. This change in product mix was the primary reason for the small decreases in gross profit as a percent of net sales.

         Gross profit as a percentage of net sales increased approximately 3% (from approximately 40% in 1997 to 43% in 1998) for the Investigations and Intelligence Group for the three and six months ended June 30. This increase was primarily due to the effect of certain cost-saving synergies attributable to the Merger and to a more efficient use of subcontract services.

         Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group increases as a percentage of total sales as management expects, consolidated gross profit as a percent of net sales may increase as well.

         Operating expenses. Operating expenses for the three months ended June 30, 1998 increased $1.7 million, or 16%, to $12.2 million, compared to $10.5 million for the same period in 1997. For the six months ended June 30, 1997 and 1998, respectively, operating expenses increased $3.4 million, or 17%, from $20.0 million to $23.4 million. The increase is primarily attributable to an increase in the level of personnel and professional services required to administer the growth experienced by the Company in 1998 and 1997.

         As a percent of net sales, operating expenses for the three months ended June 30 decreased from 22% in 1997 to 21% in 1998. For the six months ended June 30, operating expenses decreased from 23% in 1997 to 21% in 1998. As a result of investments made by the Company in facilities and personnel in previous periods, the Company did not require an additional commitment of fixed cost to achieve growth in net sales in 1998. As sales increase further, the Company will be required to commit additional amounts of fixed cost to secure increased incremental net sales.

         Interest expense. Interest expense for the three months ended June 30, 1998 decreased $0.2 million, or 12%, to $1.1 million, compared to $1.3 million in the same period in 1997. For the six months ended June 30, interest expense increased from $2.1 million in 1997 to $2.4 million in 1998, a decrease of 12%. With the completion of the Offering, a significant portion of the Company's indebtedness was paid off (approximately $14.8 million). As a result, the Company experienced lower interest expense in the second quarter of 1998 and expects interest expense to be lower in comparison with 1997 for the remainder of 1998.

         On May 30, 1997, the Company entered into an agreement with certain institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a step down of the interest rate if certain criteria were met. The Company complied with the specified criteria and the step down of rates commenced in the second quarter of 1998. The step down, which changed the interest rate from 9.56% to 8.56%, contributed to the decrease in interest expense in the second quarter of 1998.

         Interest income. Interest income for the three months ended June 30, 1998 increased $0.2 million, or 457%, to $0.3 million, compared to $0.1 million in the same period in 1997. For the six months ended June 30, interest income increased from $0.2 million in 1997 to $0.4 million in 1998, an increase of 126%.

Funds from the proceeds of the Offering that were not used to pay down debt or expenses were invested in short-term instruments with maturities of three months or less. The return on these investments is responsible for the increase in interest income in 1998. Management anticipates that it will continue to have funds available for investment in the foreseeable future. As a result, the Company anticipates it will continue to experience higher levels of interest income in 1998 in comparison with 1997.

Provision for income taxes. The provision for income taxes was $2.4 million for the three months ended June 30, 1998 in comparison with $1.6 million for the same period in 1998. For the six months ended June 30, the provision for taxes was $4.1 million and $2.9 million in 1998 and 1997, respectively. The effective tax rate for the first half of 1998 was 40% compared to 42% in the same period of 1997. The effective rate in the first half of 1997 was higher due to the fact that KHI did not benefit certain foreign losses in the period.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

Public Offering. A portion of the net proceeds of the Offering (approximately $60.4 million) was used to pay off certain indebtedness of the Company ($14.8 million). The remaining amounts were invested in short-term instruments and are available for potential acquisitions, working capital and other general corporate purposes.

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

         On August 3, 1998, there were no borrowings under the revolving credit agreement. The remaining proceeds from the Offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of the Company for the foreseeable future.

         The Company will continue to pursue its strategy of acquiring security related companies in an effort to consolidate its position in the risk mitigation industry. To that end, the Company will continue to review additional sources of working capital as they become necessary.

         Cash flows from operating activities. Net cash used in operating activities was $9.8 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively. During the time that the Company has contracted with the U.S. Government to armor the HMMWV, the Company was designated a Small Business according to U.S. Government procurement regulations. As result of the Merger and the acquisitions completed in 1998, the Company's designation was changed to Large Business for government procurement purposes.

         The change in designation affects progress payments made by the government to the Company over the course of a contract, and the Company's cash flow, in two ways. First, the progress payments will be determined using a smaller percentage of total cost committed than they have in the past. Second, the Company will only be reimbursed for vendor invoices paid instead of expenses incurred. Although these changes will not affect the total amount ultimately collected, they will defer certain amounts previously included as part of a progress payment until the vehicles are delivered. The majority of these adjustments to the way the Company is reimbursed for its military business were applied to the HMMWV contracts on a cumulative basis in the second quarter. This resulted in a significant increase in the balance of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts and its related effect on cash flows from operating activities.

         Once the cumulative effect of the change in designation is recovered, the progress payments made by the government to the Company will resume on a regular schedule. These progress payments should be smaller than previously experienced due to the change in the Company's cost recovery procedures. In August 1998, the Company initiated discussions with its contracting officers seeking some relief from the cash flow constraints placed on it due to the changes in its payment process. As result of these discussions, it appears likely that the Company will be reimbursed for a portion of the progress payments withheld in the second quarter. This reimbursement should occur in the third quarter of 1998.

         Cash flows from investing activities. Historically, the Company has limited its capital expenditure requirements by leasing certain assets. Capital expenditures totaled $2.0 million for the six months ended

June 30, 1998, and $2.1 million for the same period in 1997. Additions to databases totaled $1.7 million and $1.1 million for the six months ended June 30, 1998 and 1997, respectively.

In addition to capital expenditures, 1997 investing activities included the acquisitions of Labbe and ITI, which required a total cash outlay of $7.6 million, net of cash acquired. In 1998, the acquisition of Lindquist Avey required cash of approximately $4.5 million, net of cash acquired. Management anticipates that, as the Company continues to pursue strategic acquisitions, cash outlays will be required in connection with acquisitions for the remainder of 1998.

Cash flows from financing activities. Net cash provided by financing activities was $51.4 million and $21.3 million for the six months ended June 30, 1998 and 1997, respectively. Cash from financing activities in 1998 includes the net proceeds from the Offering ($60.4 million) completed in the second quarter. The amount in 1997 reflects the borrowings under the Senior Notes and the execution of a term loan that were used to finance certain acquisitions and working capital requirements.

         Foreign operations. The Company attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in such countries, maintaining reserves for credit losses, maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge the Company's risk from translation gains and losses.

         The Company utilizes derivative financial instruments, in the form of forward contracts, to hedge its exposure to foreign currency rate fluctuations. At June 30, 1998 five such contracts were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with these forward contracts were $20.9 million and $0.3 million, respectively. These contracts mature between September 1998 and July 2000. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

         Year 2000 Issues. The Company has implemented a Year 2000 program to insure that its computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed successfully. In addition, the Company is selecting and implementing several new software applications, all of which are believed to be Year 2000 compliant. Although the ability of vendors and customers to adequately address their Year 2000 issues is outside the Company's control, the Company is discussing the possibility of any interface difficulties which may affect the Company. The Company currently does not expect the costs necessary to address this matter to be material to its financial condition or results of operations.

Quarterly fluctuations. The Company's operations may fluctuate on a quarterly basis as a result of the timing of contract costs and revenues of its Security Products and Services Group, particularly from its military and governmental contracts which are generally awarded in a periodic and/or sporadic basis. The Company generally does not have long-term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependant upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

         Forward-Looking Statements. Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Conditions and Results of Operations. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as actions of competitors, changes in laws and regulations, customer demand, effectiveness of programs, strategic relations, fluctuations in the cost and availability of resources, and foreign economic conditions, including currency rate fluctuations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time in the ordinary course of business; however, the Company does not believe that there is any pending litigation, individually or in aggregate, that is likely to have a material adverse affect on its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES

         These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                  (a) On June 1, 1998, the Company issued 2,249 shares of common stock to certain officers of the Company in connection with its annual bonus program.

                  (b) On June 15, 1998, the Company issued 278,340 shares of common stock to the principals of Lindquist Avey in connection with the acquisition of that Company. The issuances were exempt from registration pursuant to Section 4(a) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1     Stock Purchase Agreement among The
                                    Kroll-O'Gara Company, The Kroll-O'Gara
                                    Canada Company, Kroll Associates, Inc. and the shareholders of Lindquist Avey MacDonald Baskerville Inc. and U.S. Holdings, Inc. dated June 1, 1998.

                           27       Financial Data Schedule (Edgar version only)

                  (b)      Reports on Form 8-K.

                                    No reports on Form 8-K were filed in the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August, 1998.

                                             THE KROLL-O'GARA COMPANY



                                             By    /s/ Nicholas P. Carpinello
                                                   -----------------------------
                                                   Nicholas P. Carpinello
                                                   Controller and Treasurer