Form 10-Q
period 1998-09-30
KROLL O GARA CO
filed 1998-11-16
CIK 1020476

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q


                                   (MARK ONE)
          _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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


 The number of shares of common stock outstanding on November 2, 1998 was 17,752,269


===============================================================================

                            THE KROLL-O'GARA COMPANY

                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets (unaudited) as of September 30, 1998 and December 31, 1997............................................................................1

              Consolidated Statements of Operations (unaudited) for the Three and Nine Months
                  Ended September 30, 1998 and 1997................................................................3

              Consolidated Statement of Shareholders' Equity (unaudited) for the Nine Months
                  Ended September 30, 1998.........................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                  Ended September 30, 1998 and 1997................................................................5

              Notes to Consolidated Unaudited Financial Statements.................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................................21

                                     PART II
                                OTHER INFORMATION

Item 2.       Changes in Securities................................................................................22

Item 4.       Submission of Matters to a Vote of Security Holders..................................................22

Item 6.       Exhibits and Reports on Form 8-K ....................................................................23

Signatures.........................................................................................................24

Item 1. FINANCIAL STATEMENTS


                            THE KROLL-O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                             (dollars in thousands)

                                                                  September 30,     December 31,
                                                                       1998             1997
                                                                    ---------       ---------

CURRENT ASSETS:
      Cash and equivalents                                          $  32,859       $   6,899
      Marketable securities                                              --                23
      Trade accounts receivable, net of allowance for doubtful
           accounts of $3,295 and $2,516 at September 30,
           1998 and December 31, 1997, respectively                    54,806          37,649
      Unbilled revenues                                                 7,753           3,082
      Other receivables
           Advances to shareholders                                        53             526
           Affiliates                                                     897             366
           Employees                                                      115              48
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                           21,625          12,078
      Inventories                                                      19,094          19,453
      Prepaid expenses and other                                        5,490           6,455
      Deferred tax asset                                                  593             412
                                                                    ---------       ---------
               Total current assets                                   143,285          86,991

PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                              1,637           1,637
      Buildings and improvements                                        6,367           6,223
      Leasehold improvements                                            5,832           5,243
      Furniture and fixtures                                            6,250           4,630
      Machinery and equipment                                          16,910          11,290
      Construction-in-progress                                          1,936           1,037
                                                                    ---------       ---------
                                                                       38,932          30,060
      Less:  accumulated depreciation                                 (20,543)        (15,448)
                                                                    ---------       ---------
                                                                       18,389          14,612
                                                                    ---------       ---------

DATABASES, net of accumulated amortization of $21,987
      and $19,506 at September 30, 1998 and December 31,
      1997, respectively                                                9,012           8,336
COSTS IN EXCESS OF ASSETS ACQUIRED, net of
      accumulated amortization of $1,883 and $772 at
      September 30, 1998 and December 31, 1997, respectively           39,629          17,852
OTHER ASSETS                                                            7,947           6,180
                                                                    ---------       ---------
                                                                       56,588          32,368
                                                                    =========       =========
                                                                    $ 218,262       $ 133,971
                                                                    =========       =========


The accompanying notes are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (unaudited)
                             (dollars in thousands)

                                                                    September 30,    December 31,
                                                                        1998            1997
                                                                      ---------       ---------

CURRENT LIABILITIES:
      Revolving lines of credit                                       $    --         $     559
      Current portion of long-term debt                                     905           3,201
      Shareholder payable                                                   263             309
      Accounts payable-
           Trade                                                         26,891          31,586
           Affiliates                                                       131             875
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                155             320
      Accrued liabilities                                                18,111          13,929
      Income taxes currently payable                                      4,359             845
      Customer deposits                                                   3,949           3,840
                                                                      ---------       ---------
               Total current liabilities                                 54,764          55,464

OTHER LONG-TERM LIABILITIES                                               2,958           1,533
DEFERRED INCOME TAXES                                                     2,277           2,155
LONG-TERM DEBT, net of current portion                                   39,339          46,864
                                                                      ---------       ---------
               Total liabilities                                         99,338         106,016

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none issued                                         --              --
      Common stock, $.01 par value, 50,000,000
           shares authorized, 17,751,569, and 13,590,525 shares
           issued and outstanding in 1998 and 1997, respectively            178             136
      Additional paid-in-capital                                        129,840          50,590
      Retained deficit                                                  (10,827)        (22,387)
      Accumulated other comprehensive income (loss)                        (267)           (384)
                                                                      ---------       ---------
               Total shareholders' equity                               118,924          27,955
                                                                      ---------       ---------
                                                                      $ 218,262       $ 133,971
                                                                      =========       =========



The accompanying notes are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                    Three Months Ended                 Nine Months Ended
                                                                      September 30,                       September 30,
                                                              -------------------------------     -------------------------------
                                                                   1998             1997               1998             1997
                                                              ----------------  -------------     ---------------   -------------
NET SALES                 Security Products & Services               $ 36,680       $ 26,530           $ 100,808        $ 72,970
                          Investigations & Intelligence                26,191         15,938              63,338          50,221
                          Voice & Data Communications                   4,257          5,323              14,797          13,199
                                                              ----------------  -------------     ---------------   -------------
                                                                       67,128         47,791             178,943         136,390

COST OF SALES             Security Products & Services                 26,603         18,654              72,457          51,434
                          Investigations & Intelligence                14,359         10,185              35,530          30,617
                          Voice & Data Communications                   3,507          4,471              12,113          10,868
                                                              ----------------  -------------     ---------------   -------------
                                                                       44,469         33,310             120,100          92,919

GROSS PROFIT              Security Products & Services                 10,077          7,876              28,351          21,536
                          Investigations & Intelligence                11,832          5,753              27,808          19,604
                          Voice & Data Communications                     750            852               2,684           2,331
                                                              ----------------  -------------     ---------------   -------------
                                                                       22,659         14,481              58,843          43,471
OPERATING EXPENSES
                          Selling and marketing                         4,358          3,199              12,092           9,739
                          General and administrative                    8,638          6,274              23,656          19,387
                          Amortization of costs
                               in excess of assets acquired               487            361               1,112             667
                                                              ----------------  -------------     ---------------   -------------
     Operating income                                                   9,176          4,647              21,983          13,678

OTHER INCOME (EXPENSE):
                          Interest expense                               (953)        (1,274)             (3,322)         (3,387)
                          Interest income                                 445             98                 759             259
                          Other, net                                       85           (184)               (219)           (226)
                                                              ----------------  -------------     ---------------   -------------
     Income before minority interest, provision for income
          taxes, and extraordinary item                                 8,753          3,287              19,201          10,324
 Minority interest                                                          -             44                   -             118
                                                              ----------------  -------------     ---------------   -------------
     Income before provision for income taxes and
          extraordinary item                                            8,753          3,243              19,201          10,206
Provision for income taxes                                              3,501          1,087               7,641           4,035
                                                              ----------------  -------------     ---------------   -------------
     Income before extraordinary item, net                              5,252          2,156              11,560           6,171
 Extraordinary item, net                                                    -              -                   -            (194)
                                                              ================  =============     ===============   =============
     Net income                                                       $ 5,252        $ 2,156            $ 11,560         $ 5,977
                                                              ================  =============     ===============   =============
Basic earnings per share                                               $ 0.30         $ 0.17              $ 0.74          $ 0.46
                                                              ================  =============     ===============   =============
Basic weighted average shares outstanding                              17,445         13,022              15,580          13,058
                                                              ================  =============     ===============   =============
Diluted  earnings per share                                            $ 0.30         $ 0.14              $ 0.72          $ 0.42
                                                              ================  =============     ===============   =============
Diluted weighted average shares outstanding                            17,803         13,818              15,955          13,825
                                                              ================  =============     ===============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)
                                 (in thousands)


                                                                                                     ADDITIONAL
                                                                    COMPREHENSIVE      COMMON         PAID-IN         RETAINED
                                                      SHARES           INCOME          STOCK          CAPITAL         DEFICIT
                                                  ---------------  ---------------  -------------   -------------   -------------
BALANCE, December 31, 1997                                13,591                           $ 136        $ 50,590       $ (22,387)
Issuance of stock in conjunction with the
     acquisition of businesses                               699                               7          15,625               -
Public offering of common stock, net of
     issuance costs of approximately $1,325                3,200                              32          60,403               -
Issuance of stock bonus to certain
     employees                                                 2                               -              48               -
Exercise of stock options, and related
     income tax benefit                                      262                               3           3,219               -
Purchase and retirement of treasury stock                     (2)                              -             (45)              -
Comprehensive income:
     Net income                                                          $ 11,560              -               -          11,560
                                                                         ---------
    Other comprehensive income, net of tax:
       Foreign currency translation
       adjustments, net of $85 tax provision                   -              127              -               -               -
     Reclassification adjustment for gain on
       securities included in net income, net of
       $4 tax benefit                                          -              (10)             -               -               -
                                                                         ---------
     Other comprehensive income                                -              117              -               -               -
                                                                         =========
Comprehensive income                                                     $ 11,677              -               -               -
                                                                         =========

                                                  ===============                   =============   =============   =============
BALANCE, September 30, 1998                               17,752                           $ 178        $129,840       $ (10,827)
                                                  ===============                   =============   =============   =============




                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE
                                                      INCOME (LOSS)      TOTAL
                                                     -----------------  -----------
BALANCE, December 31, 1997                                  $ (384)       $ 27,955
Issuance of stock in conjunction with the
     acquisition of businesses                                   -          15,632
Public offering of common stock, net of
     issuance costs of approximately $1,325                      -          60,435
Issuance of stock bonus to certain
     employees                                                   -              48
Exercise of stock options, and related
     income tax benefit                                          -           3,222
Purchase and retirement of treasury stock                        -             (45)
Comprehensive income:
     Net income                                                  -          11,560

    Other comprehensive income, net of tax:
       Foreign currency translation
       adjustments, net of $85 tax provision                     -               -
     Reclassification adjustment for gain on
       securities included in net income, net of
       $4 tax benefit                                            -               -

     Other comprehensive income                                117             117

Comprehensive income                                             -               -


                                                     ==============  ==============
BALANCE, September 30, 1998                                 $ (267)       $118,924
                                                     ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                              Sep 30         Sep 30
                                                                               1998           1997
                                                                             -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $ 11,560       $  5,978
      Adjustments to reconcile net income to net cash
            provided by (used in) operating activities-
           Depreciation and amortization                                        1,770          1,506
           Amortization of databases                                            2,397          2,245
           Amortization of costs in excess of assets acquired                   1,112            667
           Bad debt expense                                                     1,180            948
           (Gain) on sale of marketable securities                                 (7)          --
           Minority Interest                                                     --               44
           Share in net (income)  loss of joint ventures                         --             (149)
      Change in assets and liabilities, net of effects of acquisitions-
           Receivables                                                        (16,315)        (6,812)
           Other receivables                                                      283           --
           Unbilled revenues                                                   (4,264)          (118)
           Costs in excess of billings on uncompleted contracts                (9,546)           794
           Inventories                                                            703         (4,035)
           Prepaid expenses and other assets                                     (366)        (2,906)
           Accounts payable and income taxes currently payable                 (2,406)        (2,163)
           Affiliate payable                                                     (744)          --
           Notes payable - shareholders                                           (58)           107
           Billings in excess of costs and estimated earnings on
               uncompleted contracts                                             (165)          (199)
           Customer deposits                                                      110           (788)
           Deferred income taxes payable                                          (45)           811
           Accrued liabilities                                                  1,654           (912)
           Long term liabilities                                                1,427            106
                                                                             --------       --------
               Net cash used in operating activities                          (11,720)        (4,877)
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment, net                          (3,454)        (3,124)
      Additions to databases                                                   (3,074)        (3,036)
      Acquisitions, net of cash acquired                                       (8,262)        (7,606)
      Sale (purchase) of marketable securities                                     20         (3,768)
      Other                                                                      --              (15)
                                                                             --------       --------
               Net cash used in investing activities                          (14,770)       (17,549)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under revolving lines of credit              (1,096)        (7,626)
      Proceeds from long-term debt                                               --           34,951
      Payments of long-term debt                                              (10,193)          --
      Repayment of shareholder notes                                             --             (186)
      Net proceeds from public offering of common stock                        60,435           --
      Proceeds from exercise of stock options
            including related tax benefits                                      3,222            140
      Purchase and retirement of common stock                                     (45)        (2,693)
      Foreign currency translation                                                 50           (529)
                                                                             --------       --------
                Net cash provided by financing activities                      52,373         24,057
                                                                             --------       --------
 NET INCREASE IN CASH AND EQUIVALENTS                                          25,883          1,631
Effects of foreign currency exchange rates on cash                                 77            (64)
                                                                             --------       --------
CASH AND EQUIVALENTS, beginning of period                                       6,899          4,761
                                                                             --------       --------
CASH AND EQUIVALENTS, end of period                                          $ 32,859       $  6,328
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                 $  2,466       $  2,019
                                                                             ========       ========

      Cash paid for taxes                                                    $  1,733       $  2,386
                                                                             ========       ========

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

         The consolidated financial statements include the accounts of O'Gara and Kroll and all their majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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

(3)      ACQUISITIONS

         The Company completed the following acquisitions during the first nine months of 1998, all of which were accounted for as purchases. The allocation of purchase price was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses.

         (a) On March 16, 1998, the Company acquired all of the shares of Corplex, Inc. ("Corplex"), a provider of investigative and executive protection services based in New York, New York. The purchase price consisted of 29,207 shares of Common Stock (valued at approximately $0.5 million or $17.98 per share). For accounting purposes, the acquisition was effective March 1, 1998, and the results of operations of Corplex are included in the consolidated results of the Company from that date forward. The former shareholder of Corplex, who was employed by Corplex prior to the acquisition, continues in his formerly held capacity. Cost in excess of assets acquired is expected to be $0.4 million and will be amortized over 15 years.

         (b) On June 15, 1998 the Company completed the acquisition of Lindquist Avey MacDonald Baskerville Inc. ("Lindquist Avey"), a provider of forensic and investigative accounting services headquartered in Toronto, Canada. The purchase price for the acquisition was $10.7 million consisting of $4.7 million in cash and 278,340 shares of Common Stock (valued at approximately $6.0 million or $21.52 per share). For accounting purposes, the acquisition was effective June 1, 1998, and the results of operations of Lindquist Avey are included in the consolidated results of the Company from that date forward. Cost in excess of assets acquired is expected to be $10.7 million and will be amortized over 25 years.

         (c) On September 1, 1998, The Company completed the acquisition of all of the capital stock of Kizorek, Inc., now renamed InPhoto Surveillance, Inc. ("InPhoto"). InPhoto, headquartered in Naperville, Illinois, is a leading claims investigation agency which primarily provides video surveillance services to insurance companies, corporations and government agencies in connection with investigating exaggerated disability claims and other fraud. The purchase price consisted of $0.8 million in cash and 352,381 shares of Common Stock (valued at approximately $8.2 million or $23.35 per share). For accounting purposes, the acquisition was effective July 1, 1998, and the results of operations of InPhoto are included in the consolidated results of the Company from that date forward. Cost in excess of assets is expected to be $8.1 million and will be amortized over 25 years.

         (d) On September 22, 1998, the Company completed, through its wholly owned subsidiary, O'Gara-Hess & Eisenhardt de Colombia, Inc. ("OHE Colombia"), the acquisition of the assets and technology of Protec S.A. ("Protec") of Bogota, Colombia. Protec was a leading manufacturer of armored vehicles and bullet-and smash- resistant glass for the Colombian market. The purchase price consisted of $3.2 million in cash and 38,788 shares of Common Stock (valued at approximately $0.9 million or $22.95 per share). For accounting purposes, the acquisition was effective September 30, 1998, and the results of operations of OHE Colombia are included in the consolidated results of the Company from that date forward. Cost in excess of assets acquired is expected to be $3.6 million and will be amortized over 20 years.

                  In connection with the 1998 acquisitions, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                                                           Lindquist
                                              Protec          InPhoto        Avey         Corplex
                                           ------------- ------------- ------------- --------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
    Cash                                       $   --         $    192       $    257       $     16
    Accounts receivable                            --            1,743           --               96
    Unbilled revenue                               --              269            339             69
    Other current assets                             75            448            577           --
    Property, plant and equipment                   311            955            628              4
    Other non-current assets                       --             --              116             15
    Intangible assets                               200            700           --             --
    Goodwill                                      3,602          8,076         10,716            384
                                               --------       --------       --------       --------
                                               $  4,188       $ 12,383       $ 12,633       $    584
    Less:  Cash paid for net assets              (3,200)          (800)        (4,727)          --
           Fair value of stock issued              (890)        (8,228)        (5,989)          (525)
                                               ========       ========       ========       ========
                                               $     98       $  3,355       $  1,917       $     59
                                               ========       ========       ========       ========
LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed and acquisition        $     98       $  3,155       $  1,917       $     46
    costs
    Debt                                           --              200           --               13
                                               ========       ========       ========       ========
                                               $     98       $  3,355       $  1,917       $     59
                                               ========       ========       ========       ========

(4) EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands except per share data):

                                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                 ----------------------------------------------------------------

                                                      Income                Shares           Per Share
                                                   (Numerator)          (Denominator)          Amount
                                                 -----------------     -----------------     -----------
      Basic EPS                                        $5,252                17,445            $0.30
                                                                                             ===========
      Effect of dilutive securities:
             Options                                        -                  358
                                                 -----------------     -----------------
      Diluted EPS                                       $5,252               17,803            $0.30
                                                 =================     =================     ===========

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                  -----------------------------------------------------------------

                                                      Income                 Shares            Per Share
                                                   (Numerator)            (Denominator)          Amount
                                                 -----------------     --------------------    -----------
      Basic EPS                                        $2,156                13,022              $0.17
      Effect of dilutive securities:
           Options                                           -                  225
           Restricted stock                              (188)                  571
                                                 -----------------     --------------------
      Diluted EPS                                       $1,968               13,818              $0.14
                                                 =================     ====================    ===========

                                                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                 --------------------------------------------------------------------
                                                         Income               Shares             Per Share
                                                        (Numerator)        (Denominator)           Amount
                                                 --------------------    --------------------    -----------
      Basic EPS                                        $11,560                 15,580              $0.74
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    375
                                                 --------------------    --------------------
      Diluted EPS                                      $11,560                 15,955              $0.72
                                                 ====================    ====================    ===========

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                 --------------------------------------------------------------------
                                                        Income                 Shares             Per Share
                                                     (Numerator)          (Denominator)            Amount
                                                 --------------------    --------------------    ------------
      Basic EPS                                         $5,977                 13,058              $0.46
                                                                                                 ===========
      Effect of dilutive securities:
           Options                                           -                    182
           Restricted stock                              (227)                    585
                                                 --------------------    --------------------
      Diluted EPS                                       $5,750                 13,825              $0.42
                                                 ====================    ====================    ===========

         Diluted earnings per share calculations for each of the quarters of fiscal 1997 cannot be added together to arrive at the diluted earnings per share amount for the nine months ended September 30, 1997 due to the effects of rounding and the dilutive impact of the restricted stock to net income.

(5) NEW PRONOUNCEMENTS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the Consolidated Statement of Shareholder's Equity. Prior years have been restated to conform to the SFAS No. 130 requirements. The Accumulated Other Comprehensive Income balance of $0.1 million at September 30, 1998 consists entirely of foreign currency translation adjustments.

         Total comprehensive income for the nine-month period ended September 30, 1997 is as follows (in thousands):

Net income                                                        $5,977
                                                            -------------
Other comprehensive income, net of tax:
         Foreign currency translation adjustments,
              net of $390 tax benefit                              (585)
                                                            -------------
Other comprehensive income                                         (585)
                                                            -------------
                  Comprehensive income                            $5,392
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

         In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. The Company's current practice is to capitalize these expenses and amortize them over periods ranging from one to five years. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999. Included in the accompanying September 30, 1998 Consolidated Balance Sheet are approximately $0.7 million of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented.

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

(6) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which mature in 1998. These securities are valued at current market value, which approximates cost. Non-cash activity for the nine months ended September 30, 1998 and 1997 is as follows (dollars in thousands):

                                                                                         1998         1997
                                                                                         ----         ----
                  Fair value of stock issued in connection with
                      acquisition of ITI   ........................................         -         $800
                  Notes issued in connection with acquisition
                      of ITI.......................................................         -       $1,232
                  Fair value of stock issued in connection
                      with acquisition of Next Destination.........................         -       $1,851
                  Notes issued in connection with acquisition
                      of Next Destination..........................................         -       $1,575
                  Fair value of stock issued in connection with
                      acquisition of Labbe.........................................         -       $3,431
                  Fair value of stock issued in connection with
                      acquisition of Corplex.......................................      $525            -
                  Fair value of stock issued in connection with
                      acquisition of Lindquist Avey................................    $5,989            -
                  Fair value of stock issued in connection with
                      acquisition of InPhoto.......................................    $8,228            -
                  Fair value of stock issued in connection with
                      acquisition of Protec........................................      $890            -
                  Fair value of stock issued in connection with employee
                      stock bonus paid.............................................       $48            -

(7) INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                               September 30,         December 31,
                                    1998                 1997
                              -----------------    -----------------
                                              (Unaudited)
Raw materials                          $10,728               $9,441
Vehicle costs and
work-in-process                          8,366               10,012
                              -----------------    -----------------
                                       $19,094              $19,453
                              =================    =================

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

         The Company has entered into five foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on demand loans to subsidiaries which are denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which it will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. The total notional amount and fair market value of the contracts, which mature between January 1999 and September 2000, are $17.9 million and $0.5 million respectively. The Company's foreign currency translation adjustment component of accumulated other comprehensive income (loss) was increased by $0.1 million in the first three quarters of 1998 as a result of these agreements.

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

         Merger. On December 1, 1997, a wholly owned subsidiary of the Company merged (the "Merger") into Kroll Holdings, Inc ("KHI"). In the Merger, the Company issued 6,098,561 shares of Common Stock and repaid an aggregate of $14.5 million in outstanding indebtedness of KHI. Approximately 550,000 additional shares of Common Stock were reserved for issuance upon the exercise of options held by KHI employees, which were assumed by the Company. Revenues of KHI comprise all of those reported by the Company's Investigations and Intelligence Group as well as certain revenues in its other two Groups.

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

         On February 12, 1997, the Company completed the acquisition of all of the shares of Labbe, S.A. ("Labbe") a leading armorer of commercial and private vehicles headquartered in Lamballe, France. The purchase price consisted of $10.7 million in cash and 376,597 shares of Common Stock (valued at approximately $3.5 million or $9.29 per share). The acquisition of Labbe increased substantially the level of commercial revenue generated by the Security Products and Services Group and enhanced the Company's competitive position due to an expanded product line, which includes cash-in-transit vehicles, and penetration into new markets, such as Europe and Africa. For accounting purposes, the acquisition was effective January 1, 1997, and the results of operations of Labbe are included in the consolidated results of operations of the Company from that date forward.

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

         On June 15, 1998, the Company acquired all of the capital stock of Lindquist Avey MacDonald Baskerville, Inc. ("Lindquist Avey"), a provider of forensic and investigative accounting services headquartered in Toronto, Canada. The purchase price consisted of $4.7 million in cash and 278,340 shares of Common Stock (valued at approximately $6.0 million or $21.52 per share). The acquisition of Lindquist Avey expands the Company's forensic and investigative accounting service product line and establishes the Company in a new geographic market. For accounting purposes, the acquisition was effective June 1, 1998, and the results of operations of Lindquist Avey are included in the consolidated results of operations of the Company from that date forward.

         On September 1, 1998, the Company acquired all of the capital stock of Kizorek, Inc. of Naperville, Illinois, now renamed InPhoto Surveillance, Inc. ("InPhoto"). The purchase price consisted of $0.8 million in cash and 352,381 shares of Common Stock (valued at approximately $8.2 million or $23.35 per share). InPhoto is a leading claims investigation agency, primarily providing video surveillance services to insurance companies, corporations, and government agencies in connection with investigating exaggerated disability claims and other fraud. It reports revenue through the Investigations and Intelligence Group. For accounting purposes, the acquisition was effective July 1, 1998, and the results of operations of InPhoto are included in the consolidated results of operations of the Company from that date forward.

         On September 22, 1998, a wholly owned subsidiary of the Company, O'Gara-Hess & Eisenhardt de Colombia ("OHE Colombia"), acquired all of the assets of Protec S.A. of Bogota, Colombia. Protec S.A. was engaged in the business of armoring cars and manufacturing bullet- and smash-resistant glass for the Colombian market. The purchase price consisted of approximately $3.2 million in cash and 38,788 shares of Common Stock (valued at approximately $0.9 million or $22.95 per share). OHE Colombia will report revenue through the Security Products and Services Group. For accounting purposes, the acquisition was effective September 30, 1998, and the results of operations of OHE Colombia will be included in the results of operations of the Company from that date forward.

         Potential Acquisitions/Mergers. On October 22, 1998, the Company announced it had executed a definitive purchase agreement to acquire all of the shares of Laboratory Specialists of America, Inc. ("Laboratory Specialists"). Laboratory Specialists owns and operates an independent drug testing laboratory in New Orleans, Louisiana which provides drug-testing services to corporate and institutional clients seeking to deter the use of illegal drugs. The purchase price for the transaction, which is expected to qualify for "pooling of interests" accounting treatment, will total approximately $29.0 million and will be payable in Common Stock (approximately 1.4 million shares).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                            For the Three Months Ended         For the Nine Months Ended
                                                  September 30,                      September 30,
                                           -----------------------------      -----------------------------
                                              1998             1997              1998             1997
                                              ----             ----              ----             ----
Security Products and Services:
   Military                                     26.3%            22.1%             24.7%            21.8%
   Commercial                                   28.4             33.5              31.6             31.7
Intelligence and Investigations                 39.0             33.3              35.4             36.8
Voice and Data Communications                    6.3             11.1               8.3              9.7
                                           ------------     ------------      ------------     ------------
    Total net sales                            100.0%           100.0%            100.0%           100.0%
Cost of sales                                   66.2             69.7              67.1             68.1
                                           ------------     ------------      ------------     ------------
    Gross profit                                33.8             30.3              32.9             31.9
Operating expenses:
    Selling and marketing                        6.5              6.7               6.8              7.1
    General and administrative                  12.9             13.1              13.2             14.2
    Amortization of costs in excess of
       assets acquired                           0.7              0.8               0.6              0.5
                                           ------------     ------------      ------------     ------------
Operating income                                13.7              9.7              12.3             10.0
Other income (expense):
    Interest expense                            (1.4)            (2.7)             (1.9)            (2.5)
    Interest income                              0.7              0.2               0.4              0.2
    Other, net                                   0.1             (0.4)             (0.1)            (0.2)
                                           ------------     ------------      ------------     ------------
Income before minority interest,
provision for income taxes
     and extraordinary item                     13.0              6.8              10.7              7.6
Minority interest                                -                0.1               -                0.1
                                           ------------     ------------      ------------     ------------

Income before provision for                     13.0              6.7              10.7              7.5
  income taxes and  extraordinary item
Provision for income taxes                       5.2              2.2               4.3              3.0
                                           ------------     ------------      ------------     ------------
Income before extraordinary         item
                                                 7.8              4.5               6.5              4.5
Extraordinary item, net                          -                -                 -               (0.1)
                                           ------------     ------------      ------------     -----------=
Net income                                       7.8%             4.5%              6.5%             4.4%
                                           ============     ============      ============     ============

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

         NET SALES. Net sales for the three months ended September 30, 1998 were $67.1 million, an increase of $19.3 million, or 40%, from $47.8 million in the same period in 1997. For the nine months ended September 30, net sales increased $42.6 million, or 31%, to $178.9 million in 1998 from $136.4 million in the same period in 1997.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended September 30, 1998 increased $10.2 million, or 38%, from $26.5 million in 1997 to $36.7 million in 1998. For the nine months ended September 30, net sales for the Security Products and Services Group increased $27.8 million, or 38%, from $73.0 million in 1997 to $100.8 million in 1998. Both increases include net sales of commercial products and services, which increased $3.0 million, or 19%, from $16.0 million in 1997 to $19.0 million for the three months ended September 30, 1998 and increased $13.5 million, or 31%, from $43.2 million for the nine months ended September 30, 1997 to $56.6 million in 1998. The increase in commercial net sales was primarily due to continued growth in the Company's international armoring divisions. During 1996, 1997, and 1998, the Company initiated start-up armoring operations in Mexico, Brazil and the Philippines, and acquired Labbe, and IMEA and the assets of Protec. The Company will continue in its efforts to expand the operations of its existing foreign subsidiaries along with evaluating new acquisition opportunities and additional new markets.

         Increases in net sales for security services contributed to the increase in net sales for commercial products and services contained within the Security Products and Services Group. Net sales increased $0.4 million, or 23%, in the three months ended and $1.0 million, or 18%, for the nine months ended September 30, 1998 in comparison with 1997.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which increased $7.1 million, or 68%, from $10.6 million for the three months ended September 30, 1997 to $17.7 million in 1998. For the nine months ended September 30, net sales of military products increased $14.4 million, or 48%, from $29.8 million in 1997 to $44.2 million in 1998. In April 1998, the Company began work on a new contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). Production on the Company's previous contract with the U.S. Military for 360 Up-Armored HMMWV's (the "360 Contract") continued through July 1998. The combination of production on the two contracts was a factor in the increase in net sales. In future periods, HMMWV production will be solely based on the 738 Contract.

         Based on certain internal requirements, the U.S. Air Force has dictated an aggressive delivery schedule for the 738 Contract. This delivery schedule will require the Company to maintain an increased level of production for the Up-Armored HMMWV in comparison with production levels in previous periods. This increase in production will result in an increase in net sales of military products over levels experienced in 1997 and the first quarter of 1998. Management expects to maintain the increased level of production throughout the balance of 1998, with decreases in production and net sales as the 738 Contract nears completion in 1999.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $10.3 million, or 64%, from $15.9 million in the third quarter of 1997 to $26.2 million in the same period in 1998. For the nine months ended September 30, net sales for the Investigations and Intelligence Group increased $13.1 million, or 26%, from $50.2 million in 1997 to $63.3 million in 1998. The increases in 1998 are primarily due to the inclusion of net sales from the acquisitions of Lindquist Avey, InPhoto, and Corplex. Excluding net sales reported by these acquired entities, net sales for the Investigations and Intelligence Group would have been $18.6 million and $54.3 million for the three and nine months ended September 30, 1998, in comparison with $15.9 million and $50.2 million for the three and nine months ended September 30, 1997, an increase of 17% and 8%, respectively.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group decreased $1.1 million, or 20%, from $5.3 million in 1997 to $4.3 million in 1998 for the three months ended September 30. For the nine months ended September 30, net sales increased $1.6 million, or 12%, from $13.2 million in 1997 to $14.8 million in 1998. Late in the second quarter and throughout a majority of the third quarter, the Company was approached by a third party interested in purchasing the Voice and Data Communications Group. The Group's management during this time period was focused on negotiations, due diligence requests, and related demands on their time. The diversion resulted in the decrease in net sales experienced in the third quarter. Due to several factors, the potential buyer decided not to complete the transaction, and all discussions have been abandoned. The Company does not expect to incur any material changes associated with these discussions. Management expects that the fourth quarter results from the Voice and Data Communications Group will return to the levels experienced in the first half of 1998. In addition, the Company is exploring opportunities to expand this Group by increasing the Company's presence in the computer and data security market, which would be a natural extension of its risk mitigation services.

         COST OF SALES. Cost of sales for the three months ended September 30, 1998 increased $11.2 million, or 34%, from $33.3 million in 1997 to $44.5 million in 1998. For the nine months ended September 30, cost of sales increased $27.2 million, or 29%, from $92.9 million in 1997 to $120.1 million in 1998. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales for the three months ended September 30, 1998 was 33.8%, as compared with 30.3% for the same period in 1997. For the nine months ended September 30, gross profit as a percent of net sales was 32.9% and 31.9% for 1998 and 1997, respectively.

         The Company has historically experienced its highest levels of gross profit as a percent of net sales in the Investigations and Intelligence Group and its lowest level in the Voice and Data Communications Group. For the three months ended September 30, 1998, net sales for the Investigations and Intelligence Group increased as a percent of total net sales in comparison with the same period in 1997. In addition, net sales for the Voice and Data Communications Group fell as a percent of total net sales for the three and nine months ended September 30, 1998 in comparison with the same periods in 1997. These changes in sales mix were the primary reasons for the increases in gross profit percent.

         Gross profit as a percentage of net sales for the Investigations and Intelligence Group increased approximately 9% (from approximately 36% in 1997 to 45% in 1998) and 5% (from approximately 39% in 1997 to 44% in 1998) for the three and nine months ended September 30, 1997 and 1998, respectively. This increase was primarily due to a more efficient use of subcontract services and certain high margin engagements booked in the third quarter which are historically infrequent in nature.

         Because these engagements are historically infrequent, management does not expect to maintain the level of gross profit as a percent of net sales reflected in the third quarter results of the Investigations and Intelligence Group. Management does, however, expect the Company to maintain the level of gross profit as a percent of net sales experienced in the first half of 1998. As always, the gross profit percent will vary on the mix of sales from the three groups. As revenue from the Investigations and Intelligence Group increases as a percent of total net sales, the gross profit percent should increase as well.

         Operating expenses. Operating expenses for the three months ended September 30, 1998 increased $3.6 million, or 37%, to $13.5 million, compared to $9.8 million for the same period in 1997. For the nine months ended September 30, 1998, operating expenses increased $7.1 million, or 24%, to $36.9 million from $29.8 million for the same period in 1997. The increase is primarily attributable to an increase in the level of personnel and professional services required to administer the growth experienced by the Company in 1997 and 1998.

         As a percent of net sales, operating expenses for the three months ended September 30 decreased from 21% in 1997 to 20% in 1998. For the nine months ended September 30, operating expenses decreased from 22% in 1997 to 21% in 1998. As a result of investments made by the Company in facilities and personnel in previous periods, the Company did not require an additional commitment of fixed cost to achieve growth in net sales in 1998. As sales increase further, the Company will be required to commit additional amounts of fixed cost to secure increased incremental net sales.

         Interest expense. Interest expense for the three months ended September 30, 1998 decreased $0.3 million, or 25%, to $1.0 million, compared to $1.3 million in the same period in 1997. For the nine months ended September 30, interest expense decreased from $3.4 million in 1997 to $3.3 million in 1998, a decrease of 2%. With the completion of the Offering, a significant portion of the Company's indebtedness was paid off (approximately $14.8 million). As a result, the Company experienced lower interest expense in the third quarter of 1998 and expects interest expense to be lower in comparison with 1997 for the remainder of 1998.

         On May 30, 1997, the Company entered into an agreement with certain institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a reduction of the interest rate if certain criteria were met. The Company complied with the specified criteria and the reduction of rates commenced in the second quarter of 1998. The reduction, which changed the interest rate from 9.56% to 8.56%, contributed to the decrease in interest expense in 1998.

         Interest income. Interest income for the three months ended September 30, 1998 increased $0.3 million, or 354%, to $0.4 million, compared to $0.1 million in the same period in 1997. For the nine months ended September 30, interest income increased from $0.3 million in 1997 to $0.8 million in 1998, an increase of 193%. Net proceeds of the Offering that were not used to pay down debt were invested in short-term instruments with maturities of three months or less. The return on these investments is responsible for the increase in interest income in 1998. Management anticipates that it will continue to have funds available for investment in the foreseeable future. As a result, the Company anticipates it will continue to experience higher levels of interest income in 1998 in comparison with 1997.

         Provision for income taxes. The provision for income taxes was $3.5 million for the three months ended September 30, 1998 in comparison with $1.1 million for the same period in 1997. For the nine months ended September 30, the provision for taxes was $7.6 million and $4.0 million in 1998 and 1997, respectively. The effective tax rate for the first three quarters of 1998 and 1997 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

         Public Offering. A portion of the net proceeds of the Offering (approximately $60.4 million) was used to pay off certain indebtedness of the Company (approximately $14.8 million). The remaining amounts were invested in short-term instruments and are being used as necessary for acquisitions, working capital and other general corporate purposes.

         Credit Facility. The Company's credit agreement with KeyBank National Association ("KeyBank"), entered into in May 1997, was amended effective October 30, 1998. The amendment to the credit agreement allows the Company to maintain the same capacity on its revolving credit facility ($7.0 million) and its letter of credit facility (approximately $7.7 million), while reducing the applicable interest rates and revising the covenant restrictions. The interest rate on the revolving credit facility will vary, based on certain financial ratios between prime less 1.75% to prime less 0.25%, or, at the Company's option, LIBOR plus 0.75% to LIBOR plus 1.50%. The covenants contained in the original credit agreement were no longer appropriate given the Company's capital structure following the Offering. The covenants were adjusted to reflect the changes experienced by the Company and the changes anticipated in future periods.

         As of November 9, 1998, there were no borrowings under the revolving credit agreement. The remaining proceeds from the Offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of the Company for the foreseeable future.

         Cash flows from operating activities. Net cash used in operating activities was $11.7 million and $6.3 million for the nine months ended September 30, 1998 and 1997, respectively. Since the inception of the Company's contract with the U.S. Government to armor the HMMWV through the time of the Merger and the acquisitions completed in 1997 and 1998, the Company was designated a Small Business according to U.S. Government procurement regulations. Thereafter, the Company's designation was changed to Large Business for government procurement purposes.

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

         The majority of these adjustments to the way the Company is reimbursed for its military business were applied to the HMMWV contracts on a cumulative basis in the second quarter of 1998. This resulted in a significant increase in the balance of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts and its related effect on cash flows from operating activities. The Company initiated discussions with the government in the third quarter of 1998 in an attempt to alleviate the significant negative cash flow position the Company had been put in due to the change in designation. The result of these discussions was an agreement that the new payment guidelines would be applied to the Company on a prospective basis (effective in the 2nd quarter of 1998) only. As result, the Company received a payment for approximately $11.0 million in the third quarter and currently has approximately $8.0 million of outstanding receivables with the government as of September 30, 1998.

         The Company will continue to absorb the effect of the change in procurement designation throughout the life of the HMMWV contract. Although there will be no effect on Cash Flows from

Operating Activities on a cumulative basis, the change in payment terms will impact accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts from period-to-period.

         Additionally, due to provisions of the purchase agreement, the Company did not record any accounts receivable on the opening balance sheet in connection with the acquisition of Lindquist Avey. As of September 30, 1998, Lindquist Avey had approximately $2.7 million recorded in accounts receivable, helping to explain the significant amount of cash used by changes in accounts receivable.

         Cash flows from investing activities. Historically, the Company has limited its capital expenditure requirements by leasing certain assets. Capital expenditures totaled $3.5 million for the nine months ended September 30, 1998, and $3.1 million for the same period in 1997. Additions to databases totaled $3.1 million and $3.0 million for the nine months ended September 30, 1998 and 1997, respectively.

         In addition to capital expenditures, 1997 investing activities included the acquisitions of Labbe and ITI, which required a total cash outlay of $7.6 million, net of cash acquired. In 1998, the acquisitions of Lindquist Avey and InPhoto, and the assets of Protec required cash of approximately $8.3 million, net of cash acquired. Management anticipates that, as the Company continues to pursue strategic acquisitions, additional cash outlays will be required.

         Cash flows from financing activities. Net cash provided by financing activities was $52.4 million and $24.1 million for the nine months ended September 30, 1998 and 1997, respectively. Cash from financing activities in 1998 includes the net proceeds from the Offering ( approximately $60.4 million) completed in the second quarter. The amount in 1997 reflects borrowing under the Senior Notes that was used to finance certain acquisitions and working capital requirements.

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

         The Company utilizes derivative financial instruments, in the form of forward contracts, to hedge its exposure to foreign currency rate fluctuations. At September 30, 1998 five such contracts were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge the Company's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with these forward contracts were $17.9 million and $0.5 million, respectively. These contracts mature between January 1999 and September 2000. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. The Company does not hold or issue derivative financial instruments for trading purposes.

         Year 2000 Issues. The Company has initiated a program to prepare for the year 2000. During 1997, the Company began the process of replacing the enterprise systems at its two largest subsidiaries, both for the purpose of making the systems Year 2000 compliant and to enhance the information systems capabilities of these subsidiaries. The new systems are scheduled to be operational by mid-1999.

         Additionally, the Company is implementing a plan to prepare its remaining systems for Year 2000. The Company has completed an inventory of all its computer software and embedded technology and has prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, the Company now is in the process of evaluating the findings from its inventory and formulating plans of action. The Company anticipates that it will have taken all the necessary steps to ensure no interruption of services as result of the Year 2000 issue by the third quarter of 1999. Total Year

2000 compliance cost is estimated to be approximately $4.0 million, of which approximately $3.6 million relates to the new enterprise systems and will be capitalized. The remaining approximately $0.4 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements and is not expected to be material to the Company's results of operations or cash flows.

         If systems are not in place or if all appropriate actions have not been taken, the Company's ability to administer and report revenue will be greatly compromised. Both of the Company's largest revenue Groups are, for the most part, manual operations. The manufacture of bullet resistant vehicles and the investigation and intelligence services provided by the Company are not largely dependent on embedded technology. Barring a catastrophic collapse from third party sources, such as a lack of electrical power, the Company should be able to maintain production in its main revenue producing groups, although at a reduced level.

         Many operations the Company maintains, especially in the Voice and Data and Investigations and Intelligence Groups, rely on third party compliance with the Year 2000 issue to ensure the Company can continue to operate in these areas. Limited services in the Company's Investigations and Intelligence Group, including certain intelligence gathering services, rely solely on third party sources, such as Lexis-Nexis, for their continued operation. The satellite and global positioning equipment marketed by the Voice and Data Communications Group is exclusively dependent on the compliance of the manufacturers of the equipment and the agencies that maintain the satellites for its revenue. Lack of compliance by third parties would significantly impact the Company in these areas.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended September 30, 1998, the Company made the following sales of securities which were not registered under the Securities Act of 1933 (the "Act").

                  (a) On September 1, 1998, the Company issued 352,381 shares of Common Stock to the sole shareholder of Kizorek, Inc. in connection with the acquisition of that company. The issuances were exempt from the registration pursuant to Section 4(2) of the Act.
                  (b) On September 22, 1998, the Company issued 38,788 shares of Common Stock to the two former owners of Protec, S.A. in connection with the acquisition of the assets of that company. The issuances were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held in New York, NY on August 12, 1998, for the purpose of considering and acting upon the following:

         (a)       Election of Directors

--------------------------- --------------- --------------
         NOMINEE                 FOR          WITHHELD
--------------------------- --------------- --------------
Jules B. Kroll                  13,361,379         11,297
--------------------------- --------------- --------------
Thomas M. O'Gara                13,361,379         11,297
--------------------------- --------------- --------------
Wilfred T. O'Gara               13,361,379         11,297
--------------------------- --------------- --------------
Michael G. Cherkasky            13,361,379         11,307
--------------------------- --------------- --------------
Marshall S. Cogan               13,363,879          8,797
--------------------------- --------------- --------------
Michael J. Lennon               13,361,379         11,297
--------------------------- --------------- --------------
Raymond E. Mabus                13,364,879          7,797
--------------------------- --------------- --------------
Hugh E. Price                   13,313,479         59,197
--------------------------- --------------- --------------
Jerry E. Ritter                 13,364,879          7,797
--------------------------- --------------- --------------
William S. Sessions             13,313,479         59,197
--------------------------- --------------- --------------
Howard I. Smith                 13,361,369         11,307
--------------------------- --------------- --------------

         (b) Stock Option Plan-proposal to increase the number of shares issuable under the 1996 Stock Option Plan to 1,757,000 shares.
                  For:                   11,345,467
                  Against:                1,228,283
                  Abstain:                    3,110
                  Broker Non-Votes:         795,816

         (c) Ratification of Appointment of Independent Auditors-proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the year 1998.
                  For:                   13,370,816
                  Against:                    1,645
                  Abstain:                      215
                  Broker Non-Votes:               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Amended and Restated Loan Agreement dated October 30, 1998 among the Company, O'Gara-Hess & Eisenhardt Armoring Company, Kroll Holdings, Inc., Kroll Associates, Inc. and KeyBank National Association (filed as an exhibit to the Company's Registration Statement on Form S-4 No. 333-66959 and incorporated herein by reference).

                           10.2 Agreement and Plan of Merger by and among the Company, Kroll-O'Gara Oklahoma, Inc., and Laboratory Specialists of America, Inc. dated October 21, 1998 (filed as an exhibit to the Company's Registration Statement on Form S-4 No. 333-66959 and incorporated herein by reference).

                           27       Financial Data Schedule (Edgar version only)

                  (b)      Reports on Form 8-K.

                                    During the quarter ended September 30, 1998, the Company filed the following Current Reports on Form 8-K:

                                       a)  Announcing the completion of the
                                           acquisition of Kizorek, Inc. (Date of
                                           Report: September 1, 1998) - filed
                                           September 15, 1998; amended to
                                           provide financial statements and pro
                                           forma financial information on
                                           October 23, 1998 (Items 2 and
                                           7).

                                       b)  Announcing the completion of the
                                           acquisition of the assets of Protec
                                           S.A. (Date of Report: September 22,
                                           1998) - filed
                                           October 6, 1998 (Item 5)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November, 1998.

                                         THE KROLL-O'GARA COMPANY



                                         By  /s/  Nicholas P. Carpinello
                                           ------------------------------------
                                             Nicholas P. Carpinello
                                             Controller and Treasurer