Form 10-K
period 1998-12-31
KROLL O GARA CO
filed 1999-03-31
CIK 1020476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $452,736,538 as of March 9, 1999. As of March 9, 1999, 20,844,398 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III information either will be incorporated by reference from Kroll-O'Gara's Proxy Statement for its 1999 Annual Meeting of Shareholders or will be filed by amendment no later than April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL
--------

     The Kroll-O'Gara Company is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Worldwide, governments, businesses and individuals increasingly are recognizing the need for products and services that mitigate the growing risks associated with fraud, electronic threats, physical threats and uninformed decisions based upon incomplete or inaccurate information. Through its network of 60 offices located in 19 countries, Kroll-O'Gara is meeting these needs by providing information, analysis, training, advice and products to its customers.

     Kroll-O'Gara's operations are divided among the following four business segments:

          Investigations and Intelligence. Kroll-O'Gara's Investigations and Intelligence Group provides: (1) financial services, including forensic accounting, asset tracing services and pre-acquisition due diligence; (2) business investigations and intelligence, including litigation support, monitoring, and intellectual property infringement investigations; (3) corporate services, including pre-employment background checking, drug testing, surveillance and vendor integrity programs; (4) corporate security, including security architecture and planning; and (5) computer forensics.

          Security Products and Services. Kroll-O'Gara's Security Products and Services Group provides: (1) armored products, including ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components; and (2) security services, including advanced driver training, force protection training and risk and crisis management.

          Information Security. Kroll-O'Gara's Information Security Group provides objective information security services, including (1) network and system security review and repair; (2) product assessment; (3) the creation and implementation of security policies; (4) architecture and design; and
     (5) training.

          Voice and Data Communications. Kroll-O'Gara's Voice and Data Communications Group (1) resells satellite communication and navigation equipment through a network of over 1200 distributors around the world; (2) sells airtime for satellite telephones; and (3) designs and installs integrated satellite communication systems in vehicles for use in areas of the world without reliable communication services and for those with specific secure communication needs.

     Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous acquisitions, particularly during 1997 and 1998. Some of these acquisitions have been accounted for as poolings of interest. Kroll-O'Gara's consolidated financial statements and the other financial information presented in this annual report have been restated to include these businesses as if they always had been a part of Kroll-O'Gara. As a result, period-to-period comparability is not affected by these acquisitions. Other acquisitions have been accounted for as purchases. The financial results of these businesses are included in Kroll-O'Gara's results from the effective date of each acquisition forward. Therefore, period-to-period comparability is affected by these acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a chart which provides information on Kroll-O'Gara's acquisitions.

PRODUCTS AND SERVICES
------------------------

     The following table presents the net sales of Kroll-O'Gara's products and services by Group for the periods indicated (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Security Products and Services Group........................  $ 79,156   $105,557   $136,844
Investigations and Intelligence Group.......................    77,992     83,109    110,232
Information Security Group..................................        --         --        116
Voice and Data Communications Group.........................     7,770     17,437     17,653
                                                              --------   --------   --------
                                                              $164,918   $206,103   $264,845
                                                              ========   ========   ========

     In addition to the information presented above, see the Notes to Kroll-O'Gara's Consolidated Financial Statements, included elsewhere in this annual report, for business segment data and for information concerning foreign and domestic operations and export sales.

SECURITY PRODUCTS AND SERVICES GROUP

     The Security Products and Services Group has three product categories: (1) commercial products; (2) military products; and (3) security services. Net sales for the Security Products and Services Group totaled $136.8 million for fiscal year 1998. The following table presents the aggregate net sales for each of the three product categories for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Commercial products.........................................  $ 18,304   $ 54,541   $ 67,594
Military products...........................................    54,596     43,719     59,839
Security services...........................................     6,256      7,297      9,411
                                                              --------   --------   --------
                                                              $ 79,156   $105,557   $136,844
                                                              ========   ========   ========

COMMERCIAL PRODUCTS

     Kroll-O'Gara armors a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and money transport vehicles, to protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a base vehicle which is purchased new from a dealership or directly from the factory. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque armor (metallic, fibrous and ceramic materials) and transparent armor (glass/plastic laminate). Other features, such as run flat tires and non-exploding gas tanks, also may be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The types of commercial products produced by Kroll-O'Gara are described below. During 1998, Kroll-O'Gara shipped approximately 990 commercial armored vehicles.

     Armored vehicles. Kroll-O'Gara produces fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans (such as a Cadillac, Mercedes Benz S600 or Volvo S90) or sport utility vehicles (such as the GMC/Chevrolet Suburban), typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s and from certain underbody explosives. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast-protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000 exclusive of the cost of the base vehicle.

     Fully armored vehicles also include Parade Cars, which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis which Kroll-O'Gara essentially rebuilds from the ground up. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection systems. They usually have special features such as supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners. Parade Cars normally sell for $300,000 to in excess of $1.0 million inclusive of the cost of the base vehicle.

     Light armored vehicles are similar in all respects to fully armored vehicles except that substantially less total- weight of armoring is added. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Cherokee. Light armored vehicles are designed to protect against attacks from handguns, such as a 9 mm or .357 Magnum. The price of a light armored vehicle ranges from $5,000 to $60,000 exclusive of the cost of the base vehicle.

     Other vehicles. Kroll-O'Gara also produces specialty vehicles, cash-in-transit money transport vehicles and commercial truck bodies. Specialty vehicles are custom built for a specific mission, such as Escort Cars (usually a convertible) and Chase Cars (usually a closed-top vehicle) in which security personnel ride while in a head of state motorcade. Cash-in-transit vehicles are used by banks or other businesses to transport currency and other valuables. After starting with a van or small truck, Kroll-O'Gara modifies the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats. Kroll-O'Gara believes that conditions in many emerging growth countries will promote high demand for these vehicles. Kroll-O'Gara also builds commercial truck bodies. The truck bodies are manufactured primarily for 3.5 ton trucks and are installed on chassis produced by a variety of manufacturers.

MILITARY PRODUCTS

     Up-Armored HMMWVs. Kroll-O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for High Mobility Multi-Purpose Wheeled Vehicles, commonly known as HMMWVs. The HMMWV chassis are produced by AM General Corporation and shipped directly to Kroll-O'Gara's facility in Fairfield, Ohio where armor and blast protection components are added. These Up-Armored HMMWVs provide exterior protection against 7.62 mm armor-piercing ammunition (such as that fired by the AK-47 military assault rifle), overhead airburst protection against a 155 mm shell, front underbody blast protection against a 12 lb. anti-tank mine and rear underbody blast protection against a 4 lb. antipersonnel mine. In addition, Kroll-O'Gara installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. Kroll-O'Gara charges its customers $70,000 to $110,000 for these ballistic and blast protective systems, which is in addition to the cost of the vehicle. During 1998, Kroll-O'Gara shipped 460 Up-Armored HMMWVs. Kroll-O'Gara also supplies engineering design and prototype services in support of the Up-Armored HMMWV Program, supplies spare parts and logistic support and produces field- installable armoring kits.

     Other armor systems. Kroll-O'Gara markets armor sub-systems for other tactical wheeled vehicles, such as .5 ton and 5.0 ton trucks. Kroll-O'Gara also produces various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation and The Boeing Company. These products include armor for containers for fuels and missile launchers and for pilot protection, and typically involve the use of materials or methods which are unique to Kroll-O'Gara.

SECURITY SERVICES

     Kroll-O'Gara provides a variety of services designed to protect and help its clients manage risks and respond to crisis situations. These services include training and risk and crisis management.

     Training. Kroll-O'Gara offers comprehensive training programs in advanced driving, ballistics, security and counterintelligence, and surveillance. Kroll-O'Gara utilizes various facilities around the world, including its

Force Protection Institute in San Antonio, Texas and its newest facility in Mexico City. Kroll-O'Gara offers ballistics training in a progressive and realistic 360 degree, .223 caliber ballistic shooting house, encompassing 6,800 square feet of training space, at its facility near Washington, DC. Ballistics training consists of a wide spectrum of combat marksmanship skills which focuses on realistic situations, exposing students to stress while under difficult firing situations. Kroll-O'Gara also offers security and counterintelligence training courses for both U.S. Government agencies and clients in the private sector. These courses provide a history of U.S. counterintelligence efforts and current issues in the field. The training includes instruction on methods of recognizing and deterring political and business intelligence risks. Additionally, Kroll-O'Gara provides training in the detection of, and responses to, surveillance. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

     Risk and crisis management. Kroll-O'Gara provides consulting services to assist businesses in managing risks to their personnel and assets and in meeting and managing unexpected crises. Kroll-O'Gara's crisis management services are provided in a variety of contexts, including the crisis response to a kidnapping of a company's executive, the safety of consumers, the contamination of a consumer product or the environment and the potential damage to the reputation of a corporate client as a result of disclosure of adverse events. Kroll-O'Gara maintains a crisis management center in Vienna, Virginia where personnel are on duty 24 hours a day, 365 days a year, to handle requests for information and provide initial advice and immediate contact with members of Kroll-O'Gara's professional staff specializing in the particular crisis presented.

     As part of its risk and crisis management service, Kroll-O'Gara furnishes periodic information including: reports providing city-specific advisories to business travelers on conditions and other relevant information with respect to almost 300 cities around the world; a comprehensive country security risk assessment service that includes daily intelligence briefings containing early warnings of events and up-to-date information about political unrest, terrorist activities, product contaminations, health emergencies and other similar events; a monthly bulletin that reviews and analyzes safety and security issues relating to air travel around the world; a monthly intelligence review that provides a global survey of political risk development in countries around the world; and special reports on topics, such as kidnappings or specific regions or countries, that are relevant to business travelers.

INVESTIGATIONS AND INTELLIGENCE GROUP

     The Investigations and Intelligence Group has five service categories: (1) financial services, including forensic accounting, asset tracing services, and pre-acquisition due diligence; (2) business investigations and intelligence, including litigation support, monitoring, and intellectual property infringement investigations; (3) corporate services, including pre-employment background checking, drug testing, surveillance and vendor integrity programs; (4) corporate security, including security architecture and planning; and (5) computer forensics. Kroll-O'Gara's investigative and intelligence services are provided by professionals with backgrounds in law, finance, business, consulting, law enforcement, engineering, accounting, journalism, environmental science and technology. Kroll-O'Gara believes that its blend of talent and expertise is important to the success of this Group. The following table presents the aggregate net sales for each of the Group's five product categories for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
Financial services..........................................  $15,959   $20,956   $ 29,044
Business investigations and intelligence....................   44,077    40,295     46,442
Corporate services..........................................    8,774    14,251     24,215
Corporate security..........................................    9,182     7,607     10,531
Computer forensics..........................................       --        --         --
                                                              -------   -------   --------
                                                              $77,992   $83,109   $110,232
                                                              =======   =======   ========

FINANCIAL SERVICES

     Kroll-O'Gara's financial services include forensic accounting, asset tracing services and pre-acquisition due diligence.

     Forensic accounting. Kroll-O'Gara's forensic and investigative accountants work with corporations, governments, law firms, financial institutions and individuals to assist them in successfully resolving complex, high risk, financial and investigative concerns on a worldwide basis. Forensic accounting, by definition, is the application of financial knowledge and skills, in conjunction with investigative strategies and techniques, to resolve matters that are financial in nature in a legally defensible manner. Kroll-O'Gara's services include: commercial litigation support, corporate investigations, statutory and regulatory compliance, insurance claims, business valuations, financial due diligence and visual strategies.

     Asset tracing and analysis. Kroll-O'Gara's asset tracing services consist of tracing and locating assets anywhere in the world and developing financial profiles and life style assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, Kroll-O'Gara has worked with trustees in bankruptcy and insolvency, creditors' committees, bankers in workout and restructuring departments, litigators and bankruptcy attorneys, conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. Kroll-O'Gara believes that its asset searching and analysis techniques are effective both in uncovering assets and in bringing debtors to the negotiating table. In identifying assets, Kroll-O'Gara relies both on a range of investigative techniques and on the highly sophisticated use of electronic databases. Tactics employed include searching publicly available, but sometimes obscure, local records, reviewing financial documents and conducting discreet interviews with people associated with the subject.

     Pre-acquisition due diligence. The due diligence and background information and analysis furnished by Kroll-O'Gara is intended to be useful for lenders, underwriters, potential acquirers and other businesses concerned with assessing and attempting to minimize the risks related to major financial and other business decisions. These services include pre-transaction intelligence, due diligence investigations, competitor intelligence and analysis, intelligence in contests for corporate control, new market entry intelligence and intelligence on business partners, customers and critical vendors.

BUSINESS INVESTIGATIONS AND INTELLIGENCE

     Kroll-O'Gara's business investigations and intelligence services include litigation support, monitoring and intellectual property infringement investigations.

     Litigation services. Kroll-O'Gara provides litigation support services to a client's outside counsel and in-house lawyers in preparation for litigation or arbitration proceedings and in designing settlement strategies. These services include developing evidence to support a claim or a defense, identifying and locating material witnesses, investigating adverse witnesses, locating and evaluating recoverable or relevant assets of adverse parties, assessing the strategic goals and financial commitment of the opposition and helping to assess whether an adequate recovery can be obtained if a lawsuit is successful. Kroll-O'Gara's wide-ranging information gathering can help businesses and legal strategists decide whether to sue, go to trial or employ alternative dispute resolution, and whether, and at what level, to negotiate a settlement. In complex litigation, Kroll-O'Gara uses sophisticated link-analysis software to track and process voluminous documentation, as well as extensive database material, in order to identify elusive connections and produce investigative leads.

     Monitoring services and special inquiries. Kroll-O'Gara provides monitoring services to, and conducts special inquiries for, clients that require an independent fact finder to end fraud and install systems that monitor compliance. Kroll-O'Gara's lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients with respect to establishing systems to audit and ensure compliance with these regulatory requirements or policies. Kroll-O'Gara serves as an objective fact finder, whose work product might well be turned over to a questioning government regulator or a skeptical and vocal segment of the public. Kroll-O'Gara's fact finding efforts have been enlisted by management and by audit committees concerned about problems that need to be resolved within an enterprise.

     Intellectual property infringement. Kroll-O'Gara's investigators help to investigate and devise a strategy to solve such problems as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products, and patent and trademark infringements. Kroll-O'Gara attempts to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

CORPORATE SERVICES

     Kroll-O'Gara's corporate services include pre-employment background checks, drug testing, surveillance and vendor integrity programs.

     Pre-employment background checks. Kroll-O'Gara verifies job applicant background information for employers. The background investigations are made through the use of data bases and independent contractors. The searches include reviews of credit histories, reference checks, criminal records, workers' compensation histories and driving records as well as education and credential verification.

     Drug testing. Kroll-O'Gara owns and operates a state-of-the-art laboratory providing drug testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. The laboratory is certified by the federal Substance Abuse and Mental Health Services Administration to conduct drug testing using forensic procedures required for legal defensibility of test results. Kroll-O'Gara's drug testing services also include assisting clients with the development of drug testing programs, training client personnel, managing specimen collections, arranging for transportation of specimens to Kroll-O'Gara's laboratory, identifying trends in local and national drug use, interpreting test results and providing expert testimony concerning test results.

     Surveillance. Kroll-O'Gara provides video surveillance services to its clients in connection with investigating exaggerated disability claims and other frauds. In performing surveillance, Kroll-O'Gara utilizes its fleet of over 125 vans stationed throughout the United States, each containing state-of-the-art equipment designed to obtain clear footage without detection. Agents with extensive training and experience man the surveillance vans.

     Vendor integrity programs. Kroll-O'Gara provides profiles of a client's vendors, using information provided by the vendors and obtained from independent sources. A client utilizes these profiles to insure that its vendors adhere to the client's standards for ethical business practices. The fees for this service may be paid either through nominal fees charged to each participating vendor or billed directly to the client.

CORPORATE SECURITY

     Kroll-O'Gara's corporate security services include security architecture and design as well as security planning.

     Security architecture. Kroll-O'Gara offers comprehensive planning, engineering and design services customized to meet the requirements of customers for physical site protection. These services are primarily intended to protect business facilities, embassies, VIPs' homes and public facilities against unauthorized intrusions. Generally, a project begins with a security survey, which identifies areas of vulnerability and recommends methods for protecting the facility. Specific pieces of hardware are selected, processes and procedures are outlined, engineering documentation is provided and control centers are detailed.

     Corporate security planning services. Kroll-O'Gara designs corporate security programs that help to safeguard clients' operations and premises. Security programs and systems are designed to protect the safety of key executives, preserve assets and protect the integrity of computer and telecommunications systems. Additionally, in several areas of the world, Kroll-O'Gara provides special escort and general protective services to executives and VIPs.

COMPUTER FORENSICS

     Businesses face a variety of risks from both employees and outsiders who infiltrate computer systems by various means including e-mail and internet access points. For example, disgruntled employees or competitors may cause unauthorized changes to a company's website, redirect message traffic to an alternative website or create "hate sites" containing negative and often untrue information about a business. Kroll-O'Gara's investigators usually are able to track down the perpetrators of these activities and analyze how the incident occurred. Kroll-O'Gara also can help a client locate information vital to a lawsuit, and do so in a manner that assists in proving the admissability of the evidence. The information is located by the use of forensic software that allows Kroll-O'Gara to recover previously deleted computer files, obtain access to password protected files, and search a hard drive for up to 256 words or phrases simultaneously.

INFORMATION SECURITY GROUP

     The Information Security Group has five service categories: (1) network and system security services; (2) product evaluation and assessment; (3) security policy implementations; (4) security architecture and design; and (5) security training.

     Network and system security services. Kroll-O'Gara can determine categories of threats and risks to the critical systems, services (including e-commerce) and information resources of clients and recommend cost-effective countermeasures. Kroll-O'Gara has world-class, on-staff expertise in analyzing design strengths and weaknesses in secure protocols and cryptographic algorithms.

     Product evaluation and assessment. Kroll-O'Gara understands that no information system can be made completely secure for practical use in the real world. Therefore, Kroll-O'Gara works to determine the residual risks that are acceptable to specific clients based on the needs of the client and the product's function, security features and interaction with other security products. Once the analysis is made, the recommendations can include product enhancements, rules for deploying and configuring the product, and internal technical guidance.

     Security policy implementation. Kroll-O'Gara has specialists who focus on the development of corporate policies that pertain to computer security. A comprehensive security policy is as unique as the organization that owns it because every organization has different requirements. A security policy not only addresses specific systems, but also describes the organization structure, guidelines and procedures necessary to support the policy.

     Security architecture and design. The Information Security Group specializes in the architecture, design and implementation of e-commerce systems. Its staff includes some of the inventors of the technology that provides the security to these systems. Kroll-O'Gara assists its customers in all phases of e-commerce applications, including evaluations of products and vendors, application design and implementation, and continuing assistance in monitoring, administering and responding to problems in the operation of e-commerce sites.

     Security training. The weakest link in most security systems is usually the human aspect. To defend against accidental "social compromises" within an organization, Kroll-O'Gara provides corporate user awareness training, combined with an implementation service in order to ensure the smooth operation of new procedures or technology. Kroll-O'Gara offers different training to various groups within a client's organization, including training solely directed at specific groups, such as system administrators, development engineers and security directors, and training directed to the total employee population.

VOICE AND DATA COMMUNICATIONS GROUP

     Distribution of satellite communication and navigation equipment. Kroll-O'Gara resells, through its network of over 1200 distributors, portable satellite terminals, mobile antennas and Global Positioning Satellite Systems, commonly known as GPS. The satellite terminals are designed for use on land, in the air or at sea and allow the user to make voice and data transmissions via satellite link anywhere in the world. Kroll-O'Gara's distributors, while primarily based in the United Kingdom and Europe, are located throughout the world. As a worldwide reseller of satellite communication equipment and GPS systems, Kroll-O'Gara is able to enter into distribution arrangements with a variety of manufacturers in order to offer the best available products to its customers.

     Sale of airtime. Kroll-O'Gara has entered into arrangements with several satellite earth stations to offer airtime packages to customers. Some of these packages allow customers to purchase additional airtime anywhere in the world by using credit cards.

     System integration. Kroll-O'Gara offers design and hardware and software integration services customized to meet specific satellite communication requirements of its customers. This involves the integration of satellite terminals into vehicles. Usually these systems are designed for remote or security intensive operations.

CUSTOMERS

SECURITY PRODUCTS AND SERVICES GROUP

     Commercial products. Kroll-O'Gara's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. Kroll-O'Gara's private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost (of which import duties and taxes may be a substantial part) and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Kroll-O'Gara's customers for cash-in-transit vehicles are generally financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including the ownership of the institution (private or governmental), insurance requirements and cost. The geographic distribution of 1998 sales of Kroll-O'Gara's commercial armored vehicles, as a percentage of total 1998 sales for those products, was as follows:

             PERCENTAGE OF 1998 COMMERCIAL SALES BY GEOGRAPHIC AREA

Europe.................................................             43%
Central and South America..............................             29%
North America..........................................             11%
Middle East............................................              6%
Far East...............................................              2%
Other..................................................              9%

     Military products. Kroll-O'Gara's market for military hardware products is worldwide in scope, including the U.S. Military and foreign defense forces. Kroll-O'Gara's major contracts for delivery of Up-Armored HMMWVs are with the U.S. Military. Additionally, Kroll-O'Gara provides protected container systems, typically used to protect missile systems from small arms fire, to the U.S. Military under a subcontract with Lockheed Martin. Kroll-O'Gara has sold Up-Armored HMMWVs to Qatar and Luxembourg, either directly or through the U.S. Foreign Military Sales Program, and is seeking to expand its sales of these vehicles to foreign defense forces.

     Training. Kroll-O'Gara began offering advanced driver training, firearms training and surveillance detection training courses after its acquisition of ITI, which had an established customer base of U.S. and foreign governmental agencies and corporate customers. Many private sector clients are drawn to Kroll-O'Gara's training courses due to Kroll-O'Gara's reputation of providing these services to various governmental agencies. Kroll-O'Gara markets its various courses to its armored commercial vehicle customers and vice versa.

     Risk and crisis management. A significant portion of Kroll-O'Gara's customers for investigating and negotiating ransom demands in connection with kidnappings and for investigating incidents of product tampering or disparagement arise from a contract with American International Group, Inc. ("AIG"), an international multi-risk insurance company, under which Kroll-O'Gara investigates claims by AIG's insureds. Although Kroll-O'Gara is paid by AIG after claims are made, Kroll-O'Gara's customer is the affected person or entity. Kroll-O'Gara's customers for its information services relating to travel safety are multinational corporations and individuals. Kroll-O'Gara markets its information services to many of its customers for other products and services.

INVESTIGATIONS AND INTELLIGENCE GROUP

     Kroll-O'Gara's clients for investigative and intelligence services include multinational corporations, leading law firms, financial institutions, government agencies and individuals in a wide range of business sectors. The financial institutions to which Kroll-O'Gara provides services include many of the largest international investment banks, numerous commercial banks, insurance companies and other significant credit institutions.

     Kroll-O'Gara classifies its investigative and intelligence sales by where the services are delivered; international sales are services delivered outside the United States. For the years ended December 31, 1996, 1997 and 1998, 77%, 73%, and 69%, respectively, of this Group's net sales were attributable to services delivered in the United States; the balance were attributable to services delivered outside the United States.

     Although many of Kroll-O'Gara's clients utilize these services on a periodic basis, comparatively few clients utilize Kroll-O'Gara's services on a continuing basis and the clients that account for a material percentage of net sales in any year may vary widely.

     In the United States, Kroll-O'Gara generally charges for its investigative and intelligence services on an hourly basis at varying rates, depending upon the type of service being provided and the competition that exists in providing the service. Kroll-O'Gara also provides these services, particularly outside the United States, on a negotiated project, or fixed fee, basis. Providing services on a fixed fee basis enhances the potential for higher profit margins. However, these arrangements also can result in unexpected losses on a particular project. Kroll-O'Gara believes that this risk is reduced by being spread over a large number of fixed fee arrangements.

INFORMATION SECURITY GROUP

     Kroll-O'Gara markets its information security services to its corporate and governmental customers. These clients either are concerned about potential infiltration of their proprietary databases or have had their databases infiltrated by employees or third parties. Emerging customers are those interested in the development of e-commerce and the security associated with these transactions. Generally, Kroll-O'Gara charges on an hourly basis for these services.

VOICE AND DATA COMMUNICATIONS GROUP

     Satellite communication integration. Principal customers for satellite communications services include private corporations and individuals, governmental agencies, peacekeeping forces and disaster relief organizations. These customers generally operate in lesser-developed countries that lack a telecommunications infrastructure, in rural areas of developed countries or in disaster scenarios in which the traditional forms of telecommunications are rendered inoperable. Increasingly, customers are demanding that the satellite communication channels provided be secure. Depending on the level of security desired, satellite communication systems can be implemented using a variety of encryption methods up to and including fully secure U.S. Government STU-III systems. Most of Kroll-O'Gara's satellite communication customers are located outside of the United States, in part because the U.S. Federal Communications Commission does not permit private corporations or individuals to use terminals in the United States which do not utilize the American Mobile Satellite Corp. satellite network. Many terminals marketed by Kroll-O'Gara access the INMARSAT network rather than the American Mobile Satellite network. In addition, many distributorship agreements with manufacturers limit Kroll-O'Gara's territory to the United Kingdom and Europe.

     Navigation systems. Kroll-O'Gara resells GPS equipment through approximately 1,200 independent distributors and retailers in the United Kingdom and France. Marine GPS units are sold through distributors and retailers which specialize in marine electronics and dealers in general boat equipment. Outdoor (recreational) GPS units are sold through sporting goods retailers, camping and outdoor stores and general electronics stores. Aviation GPS equipment is sold through aviation equipment retailers.

MARKETING AND SALES

     Commercial. Kroll-O'Gara believes that it enjoys excellent name recognition and a strong reputation in the security industry. The central element of Kroll-O'Gara's commercial marketing strategy is to utilize the name recognition and reputation of its products and services to position Kroll-O'Gara as a global provider of one-stop risk mitigation services and products. In this manner, Kroll-O'Gara believes it can capitalize on its existing customer base, maximize the benefits of its long history of supplying security-related products and services around the world and enhance its leadership niche in the risk mitigation market. Kroll-O'Gara tailors its marketing strategy to each geographic area of the world and often will tailor its product and services offerings by country. Kroll-O'Gara actively cross markets its products and services and believes this strengthens the image of each product group.

     On a worldwide basis, Kroll-O'Gara employs 48 full-time sales professionals in its Security Products and Services Group. These employees operate out of Washington, D.C.; Miami, Florida; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Paris, France; Mexico City, Mexico; Subic Bay, the Philippines; Manila, the Philippines; Moscow, Russia; Bogota, Colombia; and Geneva, Switzerland. All personnel have a geographic and/or product- specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product-specific agreements, and compensation in most cases is based upon a commission arrangement. The sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed. Physical security products which are readily available, such as the fully armored Standard Suburban, allow Kroll-O'Gara to assist customers who have, or believe they have, developed an immediate threat.

     In its Investigations and Intelligence Group and its Information Security Group, Kroll-O'Gara relies on its professionals not only to provide services to existing clients, but also for new business development and marketing. Kroll-O'Gara obtains engagements from a client's board of directors, chief executive, chief financial and chief information officers, general counsel and a variety of other corporate officials, including business development officers, security managers, risk managers and human resource personnel. Kroll-O'Gara's senior professionals act as relationship managers for Kroll-O'Gara's major clients, and a significant amount of Kroll-O'Gara's marketing consists of maintaining and developing these personal relationships. In addition, in its Investigations and Intelligence Group, Kroll-O'Gara has a professional staff in New York City and in each of its regional headquarters that includes marketing, sales and public relations professionals who support and coordinate Kroll-O'Gara's marketing efforts on a worldwide basis. These marketing efforts include seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. Kroll-O'Gara's services and marketing events are promoted through its Internet website and a publication mailed periodically to approximately 20,000 clients and prospective clients.

     Kroll-O'Gara's marketing efforts attempt to increase business with existing clients by expanding clients' awareness of the range of services offered by Kroll-O'Gara and by broadening the decision makers within a client's organization that are aware of the range of services offered by Kroll-O'Gara. Kroll-O'Gara's business development staff periodically conducts surveys of clients to assess their perception of the range and quality of its services and, after the completion of an assignment, clients are often asked to complete a quality control questionnaire.

     Because most of the product sales of Kroll-O'Gara's Voice and Data Communications Group are through independent distributors and retailers, Kroll-O'Gara employs only eight sales professionals in that Group, most of whom operate out of its Deer Park, New York and Salisbury, United Kingdom facilities.

     Military. Kroll-O'Gara has positioned itself in the marketplace as a commercial company with a military production capability. As such, Kroll-O'Gara emphasizes its ability to develop new products, or product adaptations, quickly and more cost-effectively than traditional defense contractors. In marketing its products to the military, Kroll-O'Gara also places strong emphasis on its superior antitank and antipersonnel mine protection for the occupants of tactical wheeled vehicles. Kroll-O'Gara markets its military products through a combination of trade show exhibitions, print advertising in military-related periodicals and direct customer visits. Kroll-O'Gara emphasizes the cross-marketing of military and commercial products, which it believes strengthens the image of each product group. Kroll-O'Gara also has entered into exclusive teaming and joint marketing agreements with AM General, the manufacturer of the basic HMMWV, for sales in the military and commercial arenas. These agreements designate Kroll-O'Gara as the exclusive armorer to AM General for HMMWVs and allow Kroll-O'Gara to benefit from the AM General distribution network and save on certain costs, such as exhibitions where AM General and Kroll-O'Gara otherwise would both show products. Additionally, Kroll-O'Gara currently is working with other military vehicle manufacturers whose products are more popular in other areas of the world to develop armored configurations for their vehicles.

     Kroll-O'Gara's military sales activities are directed toward identifying contract bid opportunities with various U.S. Government agencies, private enterprises acting as prime contractors on government contracts, sales through the Foreign Military Sales Program, and military sales directly to foreign military organizations. Kroll-O'Gara has two full-time business development managers who are responsible for this activity and also has contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a team which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

ENGINEERING AND DEVELOPMENT

     Kroll-O'Gara's engineering and development activities are centered on products offered by its Security Products and Services Group. Kroll-O'Gara emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering (CAD/CAE) systems in conjunction with coordinate measuring machines to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, in the last several years Kroll-O'Gara has been able to produce savings in both the time and cost necessary to produce its armored vehicles.

     Quality engineering is responsible for assuring that manufacturing and design plans are consistent with a reliable, quality product that meets the specifications of the customer. Quality engineers also are responsible for identifying in-process quality inspection points in the work orders. Kroll-O'Gara's ballistic engineer, in conjunction with its design and manufacturing engineers, develops new ballistic and blast protection systems that meet ever-changing threats. The ballistic engineer also is responsible for the ballistic testing required by customers, the assignment of ballistic specifications to final products and the issuance of ballistic specifications for internal quality control. Advanced engineering is responsible for new product development in conjunction with design engineering, manufacturing engineering and ballistic engineering. Kroll-O'Gara estimates that it expended approximately $2.8 million, $2.9 million and $3.7 million in 1996, 1997 and 1998, respectively, on its engineering and development efforts. The amounts for 1997 and 1998 include expensed amounts reimbursed under a Systems Technical Support Contract described under "U.S. Government Contracts."

U.S. GOVERNMENT CONTRACTS

     Kroll-O'Gara serves as the U.S. Military's sole source contractor for armoring the HMMWV fleet. Since its initial contract in August 1993 to armor 59 HMMWVs, Kroll-O'Gara has been awarded contracts to armor a total of 1,993 HMMWVs. Of these, 1,498 Up-Armored HMMWVs have been shipped, as follows:

                                                              NUMBER OF
                        YEAR SHIPPED                           HMMWVS
                        ------------                          ---------
1993........................................................        0
1994........................................................      139
1995........................................................       26
1996........................................................      507
1997........................................................      366
1998........................................................      460
                                                                -----
          Total.............................................    1,498
                                                                =====

     Kroll-O'Gara's most recent contract with the U.S. Military covers 738 Up-Armored HMMWVs for the U.S. Army and the U.S. Air Force, to be delivered from August 1998 through December 1999. The contract for 378 of those vehicles for the U.S. Air Force was signed in March 1998, with the remaining amount contracted for in April 1998. The award includes an option for an additional 216 vehicles. As the Up-Armored HMMWV fleet grows, Kroll-O'Gara is experiencing continued growth in sales of spare parts and related fleet management activity, including a $2.0 million annual contract to support field requirements. This contract was most recently renewed in March 1998.

     In January 1997, Kroll-O'Gara signed a Systems Technical Support ("STS") contract with the U.S. Military to support continued research and development on the Up-Armored HMMWV program. The four year contract, three of which are option years, was budgeted for $2.5 million in 1997, with $2.5 million options in each of 1998 and 1999 and a $2.0 million option in 2000. In September 1997, the U.S. Military exercised its options for 1998 and 1999. The STS contract, in part, allows Kroll-O'Gara to make design improvements, to conduct additional testing of materials, components and vehicles and to explore alternate and more advanced armor configurations. The contract requires Kroll-O'Gara to provide 25,000 hours per year of engineering and development time to the U.S. Military. Kroll-O'Gara believes that the knowledge gained from STS contract work also has been of value to its commercial manufacturing programs.

     As a subcontractor to Lockheed Martin Corporation, Kroll-O'Gara has provided armoring for certain missile weapons systems. Kroll-O'Gara was first engaged in September 1993 by Lockheed Martin to armor launch systems of missiles. Kroll-O'Gara was most recently engaged by Lockheed Martin in February 1999 to provide this armoring and believes that it is well positioned for future engagements.

COMPETITION

     The markets for Kroll-O'Gara's products and services are highly competitive. Kroll-O'Gara competes in a variety of fields, with competitors ranging from small businesses to multinational corporations.

SECURITY PRODUCTS AND SERVICES GROUP

     Kroll-O'Gara believes that its design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. The largest competitor on a worldwide basis in the production of armored commercial vehicles is DaimlerChrysler AG, which sells its armored Mercedes Benz products on a special order basis, and BMW AG, which sells its products through its worldwide dealer distribution system. In addition, there are a number of other vehicle armorers in Europe, the Middle East and Latin America which armor primarily locally manufactured automobiles. U.S. based protected passenger automobile armorers include the Pittston Company (owner of Brinks armored vehicles), Moloney Coachbuilders, Inc., Armor Holdings, Inc., and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies, such as Simula, Inc., that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications. Kroll-O'Gara believes that, as the size of the Up-Armored HMMWV requirement continues to grow, competition from major defense contractors may increase.

     With regard to the security services provided by this Group, Kroll-O'Gara competes with numerous local integrators and small consultant-type businesses, such as Control Risks Group Ltd., and also with large suppliers of security-related equipment such as Western Resources, Inc., Pinkerton's, Inc., The Wackenhut Corporation, Borg-Warner Security Corporation, Pittway Corporation, Armor Holdings, Inc., ICTS International, N.V. and Tyco International Ltd. The principal competitive factors are the best approach to solving the problems, expertise, price, trust, availability and the company or individual reputation.

INVESTIGATIONS AND INTELLIGENCE GROUP

     In this area, Kroll-O'Gara competes with local, regional, national and international firms, including investigative and security firms, guard companies and specialized consultants in areas such as kidnapping. Kroll-O'Gara believes that it is one of the largest companies in the world providing a broad array of corporate investigation, risk and crisis management and business intelligence services on a global basis and that it enjoys strong name recognition in its industry. Nevertheless, Kroll-O'Gara faces significant, and increasing, competition in the United States and elsewhere in the world from a variety of companies that provide some of the services offered by Kroll-O'Gara. In most service areas in which Kroll-O'Gara operates, there is at least one competitor that is significantly larger or more established than Kroll-O'Gara. Many of the national and international accounting firms, along with other companies such as Decision Strategies/Fairfax International, LLC and Investigations Group, Inc., provide consulting services similar to some of the services provided by Kroll-O'Gara. Some of these firms have indicated an interest in providing corporate investigation and business intelligence services on a broader scale. The accounting firms have significantly larger financial and other resources than Kroll-O'Gara and have long-established relationships with their clients, which also are likely to be clients or prospective clients of Kroll-O'Gara. In addition, large multinational security product and service providers have indicated an interest in expanding their services to include value-added services such as some of the investigation and consulting services provided by Kroll-O'Gara.

INFORMATION SECURITY GROUP

     This Group provides services in an area which is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including national and international accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, outsourcing firms, systems integration companies and general management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition in the field than Kroll-O'Gara.

VOICE AND DATA COMMUNICATIONS GROUP

     In this Group, the products distributed by Kroll-O'Gara compete with those offered by many companies, including STN Atlas Elektronik, GmbH and Nera AS. Kroll-O'Gara believes that the competitive factors in this portion of its business include product reliability, the incorporation of advanced technological features, price, ease of installation, availability and service. With respect to secure custom communications systems integration services, Kroll-O'Gara competes with small and large communications systems integrators.

SEASONALITY, BACKLOG AND RELATED MATTERS

     Approximately 23% of Kroll-O'Gara's net sales during 1998 were derived from U.S. Military contracts and an additional 5% were derived from commercial contracts with U.S. governmental agencies or foreign governments. For 1997, these percentages were 21% and 5%, respectively. Military and governmental contracts generally are awarded on a periodic or sporadic basis. Kroll-O'Gara frequently receives substantial orders in one quarter, the revenues from which are not recognized until one or more subsequent quarters. As a result,

Kroll-O'Gara has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. Kroll-O'Gara does not believe that its business is seasonal overall, although historically the first quarter has been weaker than the other three. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     Kroll-O'Gara's backlog at December 31, 1997 and 1998 was approximately $50.0 million and $29.3 million, respectively. Backlog consists of net sales value for firm orders not previously included in net sales on the basis of percentage-of-completion accounting. Because many timing and cost factors affect the production and delivery of Kroll-O'Gara's products, there is no certainty as to when net sales will be recognized from Kroll-O'Gara's backlog. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.

     Kroll-O'Gara's net sales from government contracts and most commercial contracts for its armoring products are recognized using the percentage-of-completion method. Under this method, contract revenues are reported based on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full in the period in which it becomes likely that a loss will occur. Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenues in the period when such estimates are revised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     As of February 28, 1998, Kroll-O'Gara had 2,446 employees, comprised of 110 in marketing and sales, 1,192 in operations, 506 in professional services, 65 in engineering and 573 in general and administrative. Kroll-O'Gara's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. Approximately 134 employees of Labbe are employed under agreements with the Confederation Francaise Democratique du Travail. Wage increase parameters are set twice a year by Kroll-O'Gara's local management in consultation with the union. Kroll-O'Gara has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.

GOVERNMENT REGULATION

     Kroll-O'Gara's services are subject to various federal, state, local and foreign laws, including laws designed to protect the privacy of persons. Subsidiaries of Kroll-O'Gara hold private investigative licenses from, and their investigative activities are subject to regulation by, the state and local licensing authorities in the locations where such subsidiaries do business. Kroll-O'Gara also utilizes data from outside sources, including data from third party vendors and various government and public record services, in performing its services. Use of this data is subject to compliance with applicable law.

     Additionally, Kroll-O'Gara's drug testing laboratory is certified on the federal level and licensed in a number of states. If the laboratory's certification were suspended or lost, it would have a material adverse effect on this aspect of Kroll-O'Gara's business.

     As a contractor with agencies of the U.S. Government, Kroll-O'Gara is obligated to comply with a variety of regulations governing its operations and the workplace. Additionally, Kroll-O'Gara's contracts give the contracting agency the right to conduct audits of Kroll-O'Gara's facilities and operations, and these audits occur routinely. An audit involves a governmental agency's review of Kroll-O'Gara's compliance with the prescribed procedures established in connection with the government contract.

     Regulations promulgated by the U.S. Commerce Department require Kroll-O'Gara to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and U.S. State Department regulations require Kroll-O'Gara to file an export license in connection with sales of military equipment in foreign countries. Furthermore, the U.S. State Department prohibits all sales of military equipment to certain countries, and the U.S. complies with United Nations trade embargos. Additionally, foreign countries in which Kroll-O'Gara does business or into which it expects to expand have laws and regulations which may restrict Kroll-O'Gara's business.

ENVIRONMENTAL MATTERS

     Kroll-O'Gara and its operations are subject to a number of environmental laws, regulations and ordinances, both in the U.S. and various foreign countries, governing activities that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices for solid and hazardous materials. These laws also impose liability for the cost of remediating, and damages resulting from, sites of past releases of hazardous materials. Environmental laws continue to change rapidly, and it is likely that Kroll-O'Gara will be subject to increasingly stringent environmental standards in the future. Kroll-O'Gara believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws.

PATENTS, TRADEMARKS AND COPYRIGHTS

     Kroll-O'Gara currently has six issued U.S. patents relating to its armoring business. Kroll-O'Gara also currently has three federally registered trademarks and pending applications for several others and has registered its trademarks in numerous foreign countries. Kroll-O'Gara has no federally registered copyrights. Although Kroll-O'Gara does not believe that its ability to compete in any of its product markets is dependent on its intellectual property, Kroll-O'Gara does believe that the protection afforded by its "Armoring Assembly" and "Vehicle Mine Protection Structure" patents, both of which relate to vehicle underbody blast protection, provides Kroll-O'Gara with important technological advantages over its competitors. Although Kroll-O'Gara has protected its technologies to the extent that it believes appropriate, there can be no assurance that Kroll-O'Gara's measures to protect its proprietary rights will deter or prevent unauthorized use of Kroll-O'Gara's technologies. In other countries, Kroll-O'Gara's proprietary rights may not be protected to the same extent as in the United States.

RISK FACTORS

Inability to Manage Planned Growth

     Kroll-O'Gara plans to develop further its existing lines of business in current markets and to expand into new geographic markets. To do this, it will need to enhance the capabilities of its operational and financial systems and will require additional employees, management and operational and financial resources. If Kroll-O'Gara cannot do these things when necessary, it could be adversely affected.

     Kroll-O'Gara also plans to grow through the acquisition of additional companies that will complement its existing operations or provide it with an entry into markets it does not currently serve. Since January 1, 1997, Kroll-O'Gara has made multiple acquisitions. It currently intends to continue making acquisitions for the foreseeable future. When companies are acquired, Kroll-O'Gara may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Additionally, issues relating to new acquisitions may divert the attention of Kroll-O'Gara's management from existing operations.

     The expansion of Kroll-O'Gara's business eventually will require additional capital. Kroll-O'Gara may not be able to generate adequate cash from operations or obtain adequate financing from external sources for this purpose. The issuance of additional Kroll-O'Gara common stock to raise capital or to finance acquisitions may result in dilution to holders of Kroll-O'Gara common stock. Any debt financing may increase significantly Kroll-O'Gara's leverage and may involve restrictive covenants which limit Kroll-O'Gara's operations. Future acquisitions by Kroll-O'Gara also may require approval under Kroll-O'Gara's credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Competition by Companies with Greater Resources

     There are a large number of companies, both public and private, that provide products or services similar to those offered by Kroll-O'Gara. Kroll-O'Gara also may encounter competition from future industry entrants. Some of Kroll-O'Gara's current competitors have, and new competitors may have, substantially greater financial and other resources than Kroll-O'Gara and may be more resistant to pricing pressures. A number also have long established relationships with their clients. For example, some accounting firms and other large security product and service providers have indicated an interest in expanding their product offerings to certain of the investigative and consulting services provided by Kroll-O'Gara. These companies could be formidable competitors if they elect to devote the necessary resources to businesses which are competitive with Kroll-O'Gara. See "Business--Competition."

Loss or Reduction of U.S. Military Contracts

     U.S. Military contracts account for a significant portion of Kroll-O'Gara's business, representing 33%, 21% and 23% of net sales for 1996, 1997 and 1998, respectively. The U.S. Military funds these contracts in annual increments, and the contracts require subsequent authorization and appropriation which may not occur or which may provide less than the total amount of the contract. Kroll-O'Gara may not receive future contracts and the size of any contracts that are received may vary. Fluctuations in spending by the U.S. Government for national defense could adversely affect Kroll-O'Gara's ability to receive future contracts. Also, the U.S. Government generally may cancel its contracts unilaterally, at its convenience. The loss of, or a significant reduction in, this business would have a material adverse effect on Kroll-O'Gara. See "Business-U.S. Government Contracts."

Dependence of Security Products and Services Group on Certain Single and Primary Source Suppliers

     Kroll-O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for HMMWVs. HMMWVs armored by Kroll-O'Gara are manufactured by AM General Corporation under separate U.S. Military contracts. Should deliveries of HMMWVs to Kroll-O'Gara be significantly interrupted, there could be a material adverse effect on Kroll-O'Gara.

     In 1998, Kroll-O'Gara obtained approximately 46% of the glass used in armoring its vehicles from Pilkington Aerospace Limited. If Kroll-O'Gara ever needed to select one or more additional or substitute suppliers, delays could be encountered in obtaining glass which meets Kroll-O'Gara's specifications.

Anticipated Importance of New Information Security Group

     In late December 1998, Kroll-O'Gara established its Information Security Group by acquiring Securify Inc. The Information Security Group provides objective information security services to businesses and government agencies, including network and system security review and repair, product assessment, creation and implementation of security policies, architecture and design, and training. Kroll-O'Gara expects this Group to make a significant contribution to its business in the future. The Group's success will depend, in large part, on its ability to remain fully up-to-date in a number of technical areas which are changing and evolving rapidly. These include the nature of software and hardware offerings by other parties and encryption technologies. Equally important is the Group's need to attract and retain highly qualified people with experience and expertise in these areas. Failure in either regard could have a material adverse effect on the future prospects of the Information Security Group.

Fluctuations in Operating Results

     Kroll-O'Gara derived approximately 23% of its net sales for 1998 from U.S. Military contracts and an additional 5% from commercial contracts with U.S. governmental agencies or foreign governments. Kroll-O'Gara reports these contracts through its Security Products and Services Group. Because these contracts generally are awarded on a periodic and/or sporadic basis, the Security Products and Services Group has significant fluctuations from time to time in its business. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full year.

     Kroll-O'Gara generally does not have long term contracts with clients in its Investigations and Intelligence Group or its Information Security Group, and the businesses of these Groups depend on obtaining many new projects each year, most of which are of relatively short duration. As a result, Kroll-O'Gara's net sales and net income from year-to-year and period-to-period in its Investigations and Intelligence Group and its Information Security Group are not predictable. Additionally, the level of corporate acquisitions and other financial transactions affects the demand for Kroll-O'Gara's investigative and intelligence services, and clients may reduce their reliance on certain of Kroll-O'Gara's services during periods when there is a decline in these activities. See

"Business--Seasonality, Backlog and Related Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk of Losses on Fixed Price Contracts

     Fixed price contracts are used for a substantial portion of Kroll-O'Gara's projects, particularly in its Security Products and Services Group. Kroll-O'Gara attempts to cover anticipated increases in labor, material and other costs in the original prices of these contracts. However, due to unexpected events over the life of a fixed-price contract, the results actually realized often will vary from that originally expected. Depending on the size of a contract, these variations from estimated contract performance could have a material adverse effect on Kroll-O'Gara's results of operations for any quarter or year.

Possible Negative Adjustments Related to Percentage-of-Completion Accounting

     Kroll-O'Gara recognizes net sales from government contracts and most commercial contracts in its Security Products and Services Group using the percentage-of-completion method. Under this method, Kroll-O'Gara accrues estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when determined. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage-of-completion, in the period when the estimates are revised. To the extent that these adjustments result in a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara would recognize a charge against current earnings, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Political and Economic Risks of Doing Significant Business Outside the United States

     In addition to its U.S. facilities, Kroll-O'Gara has operations and assets in Argentina, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, Switzerland and the United Kingdom. Kroll-O'Gara also sells its products and services in other foreign countries and is seeking to increase its level of international business activity. Kroll-O'Gara's international business exposes it to various risks, including exchange rate fluctuations, foreign currency restrictions, U.S. imposed embargoes of sales to specific countries, expropriation of assets, war, civil uprisings and riots, government instability and the vagaries of foreign legal systems. Kroll-O'Gara also may be subject to unanticipated taxes, duties, or other governmental assessments. These risks could result in a loss of business, significant unexpected write-offs of assets or other unexpected costs which could have a material adverse effect on Kroll-O'Gara. See "Business--Government Regulation."

Inability to Comply with Stringent Governmental Regulations and Licensing Requirements

     As a contractor with agencies of the U.S. Government, Kroll-O'Gara must comply with a variety of regulations governing aspects of its operations and the workplace. These agencies also may, and routinely do, conduct audits of Kroll-O'Gara's facilities and operations. Kroll-O'Gara may be subject to investigations as a result of an audit or for other causes. Adverse findings in an audit or other investigation, including violations of environmental or labor laws, could result in fines or other penalties up to and including disqualification as a U.S. Government contractor. In addition, U.S. Government contracts may contain specific delivery requirements. Kroll-O'Gara could incur penalties or lost profits if it fails to meet these requirements.

     Regulations promulgated by the U.S. Commerce Department require Kroll-O'Gara to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and U.S. State Department regulations require Kroll-O'Gara to file an export license in connection with sales of military equipment in foreign countries. Foreign countries in which Kroll-O'Gara does business or into which it expects to expand also have laws and regulations which may restrict Kroll-O'Gara's business.

     The services provided by Kroll-O'Gara's Investigations and Intelligence Group are subject to various federal, state, local and foreign laws, including privacy laws. Subsidiaries of Kroll-O'Gara hold private investigative licenses from, and their investigative activities are regulated by, government agencies in various jurisdictions. Kroll-O'Gara also utilizes certain data from outside sources, including data from third party vendors and various government and public record services, in performing its services. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll-O'Gara obtains information and conducts its operations, including Kroll-O'Gara's access to data used in its business. However, changes in these laws and regulations, particularly those relating to privacy, could have a material adverse effect on Kroll-O'Gara.

     Additionally, Kroll-O'Gara's drug testing laboratory is certified on the federal level and licensed in a number of states. If the subsidiary fails to continue to meet all applicable requirements, its certification could be suspended or lost, which would have a material adverse effect on this aspect of Kroll-O'Gara's business. See "Business-- Government Regulation."

Retention of Key Personnel

     Kroll-O'Gara believes that its business success has been, and for the foreseeable future will continue to be dependent on the leadership of its executive officers, particularly Jules B. Kroll, its Chairman and Chief Executive Officer, and Wilfred T. O'Gara, its President and Chief Operating Officer, each of whom has substantial experience and expertise in one or more significant areas of Kroll-O'Gara's business. Although Kroll-O'Gara's employment agreements with its executive officers are designed to provide a measure of protection against competition, neither the employment agreements nor their covenants-not-to-compete are long term. Kroll-O'Gara also is highly dependent on the quality and efforts of its senior managers and its professional and technical staff, including particularly those in its Information Security Group, to provide services and to attract and retain clients. Competition for qualified management, professional and technical employees is intense. Kroll-O'Gara's business could be materially and adversely affected if its executive officers unexpectedly become unable or decide not to continue in their present positions, or if a number of senior managers fail to continue with Kroll-O'Gara and Kroll-O'Gara is unable to attract and retain qualified replacements.

Liability to Clients and Others

     The very nature of Kroll-O'Gara's business exposes it to potential liability claims in instances in which its clients suffer losses in spite of Kroll-O'Gara's efforts to mitigate their risks. Kroll-O'Gara maintains product liability and professional liability insurance policies with limits of $25 million and $15 million, respectively; however, a successful claim could result in liability in excess of coverage limits and have a material adverse effect on Kroll-O'Gara. Also, in the ordinary course of its business, Kroll-O'Gara is subject to claims of third parties other than clients alleging trespass, invasion of privacy and other tortious conduct by its investigators and other personnel. Although Kroll-O'Gara endeavors to minimize the risk of such claims, they could have a material adverse effect on Kroll-O'Gara.

Failure of Third Parties to Resolve Their Year 2000 Issues

     Kroll-O'Gara has implemented a Year 2000 program intended to ensure that its computer systems and applications will function properly beyond 1999. Kroll-O'Gara currently expects to complete its own Year 2000 conversions on a timely basis and without costs that are material to its financial condition or results of operations. However, many of Kroll-O'Gara's operations, especially in the Voice and Data and the Investigations and Intelligence Groups, rely on third party computer systems and data bases. The failure of third parties to address adequately their Year 2000 issues could have a material adverse effect on Kroll-O'Gara. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

     Kroll-O'Gara maintains executive offices and regional headquarters in New York, New York, and Fairfield, Ohio, and other regional headquarters in London, England; Hong Kong; Miami, Florida; Lamballe, France; and Sao Paulo, Brazil. In addition, Kroll-O'Gara maintains 28 domestic offices or facilities in 14 states and 32 foreign offices or facilities in 18 foreign countries around the world. Kroll-O'Gara's principal properties and facilities as of December 31, 1998 were as follows:

                                                     BUILDING
                    LOCATION                      SQUARE FOOTAGE       STATUS
                    --------                      --------------       ------
Fairfield, Ohio.................................     130,000       owned
Lamballe, France................................     125,000       leased
Sao Paulo, Brazil...............................      50,000       leased
New York, New York..............................      39,000       leased
Gretna, Louisiana...............................      20,000       owned
Mexico City, Mexico.............................      20,000       owned
Washington, D.C. area...........................         n/a       leased
San Antonio, Texas..............................         n/a       owned

     Fairfield, Ohio. In addition to executive offices, this facility contains full production and assembly facilities for Kroll-O'Gara's armored commercial vehicles and the manufacturing and distribution of Up Armored HMMWVs. The facility is financed through tax-exempt debt and is pledged to secure the repayment of the debt. The facility includes a complete fabrication and machine shop equipped with a computer controlled plasma cutter, a computer controlled press break, mills, automated grinders, a robotic welder and two coordinate measuring machines, paint booths and ancillary equipment for both military and commercial painting.

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

     New York, New York. This facility contains executive offices and serves as the headquarters for Kroll-O'Gara's Investigations and Intelligence Group. The space is leased for a term expiring in December 2007. For accounting purposes, this lease is treated as an operating lease.

     Gretna, Louisiana. This facility houses Kroll-O'Gara's drug testing laboratory as well as serving as offices for Kroll-O'Gara's drug testing subsidiary.

     Mexico City, Mexico. This facility is used for manufacturing and sales of a full product line of armored commercial vehicles. This facility was purchased in 1996.

     Washington D.C. area. This facility is used for advanced security training and includes a portion of an abandoned airport runway that is used for advanced driver training. The facility is leased for a term expiring in May 2009. For accounting purposes, this lease is treated as an operating lease.

     San Antonio, Texas. This facility, which was acquired in 1997, consists of 165 acres of land used for advanced driver and force protection training.

     Kroll-O'Gara's manufacturing capabilities include fully integrated manufacturing programs which link production control, materials control, quality control and accounting. Kroll-O'Gara's non-executive offices range from approximately 320 square feet to approximately 8,800 square feet and are subject to leases expiring through May 2002. Kroll-O'Gara believes that its facilities are adequate for its current needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for intended current and foreseeable uses.

ITEM 3.  LEGAL PROCEEDINGS

     Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any currently pending or threatened litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     SEE ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Kroll-O'Gara common stock trades on the Nasdaq National Market under the symbol "KROG." On February 28, 1999, there were approximately 1,900 beneficial owners of Kroll-O'Gara common stock.

     The table below sets forth the high and low sale prices for Kroll-O'Gara common stock as reported by The Nasdaq Stock Market for the periods indicated.

                                                               HIGH        LOW
                                                              ------      ------
1997
First Quarter...............................................  $13.25      $ 9.00
Second Quarter..............................................   13.00        9.00
Third Quarter...............................................   15.00       10.25
Fourth Quarter..............................................   20.00       16.00
1998
First Quarter...............................................   19.25       16.50
Second Quarter..............................................   22.00       17.00
Third Quarter...............................................   26.00       18.50
Fourth Quarter..............................................   40.50       20.00

DIVIDENDS

     Kroll-O'Gara expects that any future earnings will be retained to finance its operations and for the growth and development of its business. Accordingly, Kroll-O'Gara currently does not expect to pay cash dividends on its common stock in the foreseeable future. Additionally, the terms of Kroll-O'Gara's Senior Notes and the credit agreement with its bank require maintenance of certain financial ratios which may limit the funds available for cash dividends. The payment of any future dividends will be subject to the discretion of the Board of Directors of Kroll-O'Gara and will depend on Kroll-O'Gara's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors its Board of Directors deems relevant.

SALE OF UNREGISTERED SECURITIES

     During the fourth quarter of 1998, Kroll-O'Gara issued shares of Common Stock to the former owners or shareholders of the following companies in connection with the acquisition of each entity:

                     COMPANY                              DATE        NUMBER OF SHARES
                     -------                              ----        ----------------
Holder Associates, S.A. (1 person)................    October 1             46,287
Schiff & Associates (6 persons)...................    December 31          169,521
Securify Inc. (18 persons)........................    December 31        1,430,936

     In each case the issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data reflects mergers during 1997 and 1998 which were accounted for as poolings of interest. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll-O'Gara. The selected financial data also includes the completion of other acquisitions in 1997 and 1998 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 1997 and 1998 and for each of the three years ended December 31, 1998, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara presented elsewhere in this annual report. The consolidated financial data as of December 31, 1994, 1995, and 1996 and for the years ended December 31, 1994 and 1995 are derived from Kroll-O'Gara's unaudited consolidated financial statements not included in this annual report. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $91,784    $94,998    $164,918    $206,103    $264,845
Cost of sales.........................   58,480     66,764     117,298     139,766     173,317
                                        -------    -------    --------    --------    --------
  Gross profit........................   33,304     28,234      47,620      66,337      91,527
Selling, general and administrative
  expenses, including amortization....   32,227     31,809      37,712      47,646      61,773
Asset impairment......................       --         --         125          --          --
Merger related expenses...............       --         --          --       7,205       5,339
                                        -------    -------    --------    --------    --------
  Operating income (loss).............    1,077     (3,575)      9,783      11,486      24,414
Interest expense......................   (2,599)    (2,897)     (3,261)     (5,092)     (4,482)
Other income (expense), net...........      533         18         386        (332)        623
                                        -------    -------    --------    --------    --------
  Income (loss) from continuing
     operations before minority
     interest, provision (benefit) for
     income taxes, extraordinary item
     and cumulative effect of change
     in accounting principle..........     (989)    (6,454)      6,908       6,062      20,555
Minority interest.....................       --         --          --        (156)         --
                                        -------    -------    --------    --------    --------
  Income (loss) from continuing
     operations before provision
     (benefit) for income taxes,
     extraordinary item and cumulative
     effect of change in accounting
     principle........................     (989)    (6,454)      6,908       5,906      20,555
Provision (benefit) for income
  taxes...............................   (1,540)      (824)        365       3,305       7,466
                                        -------    -------    --------    --------    --------
  Income (loss) from continuing
     operations before extraordinary
     item and cumulative effect of
     change in accounting principle...      551     (5,630)      6,543       2,601      13,089
  Loss from operations and disposal of
     discontinued clinical business,
     net of tax.......................       --         --      (1,274)         --          --
                                        -------    -------    --------    --------    --------
  Income (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle...      551     (5,630)      5,268       2,601      13,089

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
Extraordinary item, net of tax........       --         --          --        (194)         --
                                        -------    -------    --------    --------    --------
  Income (loss) before cumulative
     effect of change in accounting
     principle........................      551     (5,630)      5,268       2,407      13,089
Cumulative effect of change in
  accounting principle, net of tax....       --         --          --        (360)         --
                                        -------    -------    --------    --------    --------
Net income (loss).....................  $   551    $(5,630)   $  5,268    $  2,047    $ 13,089
                                        =======    =======    ========    ========    ========
Basic earnings (loss) per share from
  continu-ing operations..............  $  0.06    $ (0.52)   $   0.45    $   0.15    $   0.71
                                        =======    =======    ========    ========    ========
Basic weighted average shares
  outstanding.........................    8,926     10,884      11,607      14,007      18,439
                                        =======    =======    ========    ========    ========
Diluted earnings (loss) per share from
  continuing operations...............  $  0.01    $ (0.52)   $   0.42    $   0.14    $   0.69
                                        =======    =======    ========    ========    ========
Diluted weighted average shares
  outstanding.........................    9,384     10,884      12,161      14,799      18,965
                                        =======    =======    ========    ========    ========

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
BALANCE SHEET DATA:
Working capital.......................  $17,396    $ 7,627    $ 11,991    $ 35,278    $ 83,370
Net property, plant, and equipment....    7,752      8,305      10,763      17,560      23,893
Total assets..........................   70,907     75,440      92,064     150,484     248,956
Long-term debt, including current
  portion.............................   28,010     31,953      27,939      54,239      41,223
Shareholders' equity..................   16,926     11,471      23,117      38,467     141,095

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by the Company in 1997 and 1998 (see below), financial results from period-to-period may lack comparability. Additionally, effective December 31, 1998, the Company established the Information Security Group. Historical revenue amounts have been reclassified to conform to the current categories.

GENERAL

     Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Historically, Kroll-O'Gara reported its revenue through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Voice and Data Communications Group offers secure satellite communication equipment and satellite navigation systems. With the acquisition of Securify Inc., Kroll-O'Gara established a new Information Security Group. The Information Security Group offers information and computer security services, including network and system security review and repair.

     On May 5, 1998, Kroll-O'Gara completed a public offering of 3,200,000 shares of its common stock at $20.50 per share, resulting in net proceeds to Kroll-O'Gara of $60.4 million. A portion of the net proceeds was used to pay off $14.8 million of indebtedness, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by Kroll-O'Gara, certain shareholders sold 1,860,000 shares of Kroll-O'Gara common stock in conjunction with the offering. The offering followed Kroll-O'Gara's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of common stock.

     Merger with Kroll Holdings. The merger with Kroll Holdings, Inc. ("KHI") was completed on December 1, 1997. In the KHI merger, 6,098,561 shares of common stock were issued and an aggregate of $14.5 million in outstanding indebtedness of KHI was repaid. Approximately 550,000 additional shares of Kroll-O'Gara common stock were reserved for issuance upon the exercise of options held by KHI employees, which were assumed by Kroll-O'Gara. Revenues of KHI comprise all of those reported by the Investigations and Intelligence Group as well as certain revenues in the other two Groups.

     Other Acquisitions. Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous other acquisitions in 1997 and 1998, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases. These acquisitions are listed in the chart which follows.

POOLINGS(1)

       COMPANY                 BUSINESS                 GROUP            DATE ACQUIRED             PRICE
       -------                 --------                 -----            -------------             -----
Laboratory             Drug testing              Investigations and    December 7, 1998   1,209,053 shares
Specialists of                                   Intelligence
America, Inc.(2)
Securify Inc.          Information security      Information Security  December 31, 1998  1,430,936 shares
                       services
Schiff & Associates,   Security architectural    Investigations and    December 31, 1998  169,521 shares
Inc.                   services                  Intelligence

PURCHASES(3)

       COMPANY                 BUSINESS                 GROUP            DATE ACQUIRED             PRICE
       -------                 --------                 -----            -------------             -----
Labbe, S.A.            Armors commercial         Security Products     January 1, 1997    $10.7 million in cash
                       vehicles and builds       and Services                             and 376,597 shares
                       truck bodies in France
Next Destination,      Distributes high          Voice and Data        February 1, 1997   170,234 shares and $1.6
Limited                technology products for   Communications                           million in financing
                       the global positioning
                       satellite and satellite
                       communications markets
International          Advanced security         Security Products     March 1, 1997      $0.5 million in cash,
Training, Inc.         training                  and Services                             68,086 shares and $1.2
                                                                                          million in financing
ZAO IMEA               Armors cash-in transit    Security Products     December 2, 1997   $0.6 million in cash and
                       vehicles and distributes  and Services                             138,889 shares
                       commercial bank
                       equipment in Russia
Corplex, Inc.          Investigative and         Investigations and    March 1, 1998      29,207 shares
                       executive protection      Intelligence
                       services
Lindquist Avey         Forensic and              Investigations and    June 1, 1998       $4.7 million in cash and
MacDonald              investigative accounting  Intelligence                             278,340 shares
Baskerville, Inc.      services; headquartered
                       in Canada
Kizorek, Inc.          Video surveillance        Investigations and    July 1, 1998       $0.8 million in cash and
                       services                  Intelligence                             352,381 shares
Protec S.A.            Armors cars in Colombia   Security Products     September 30,      $3.2 million in cash and
                                                 and Services          1998               38,788 shares
Holder Associates,     Security services in      Investigations and    October 1, 1998    $4.5 million in cash and
S.A.                   Argentina                 Intelligence                             46,287 shares
Fact Finders Limited   Investigates              Investigations and    November 1, 1998   $3.2 million in cash,
                       intellectual property     Intelligence                             plus a 3-year earn-out
                       infringement cases in                                              based on profits
                       Hong Kong and the
                       Peoples Republic of
                       China

---------------

(1) Pooling of interest accounting requires the restating of all prior period consolidated financial information as though the acquired entity had always been a part of Kroll-O'Gara.

(2) In 1997 and 1998 Laboratory Specialists paid a total of approximately $5.9 million to acquire customer lists and related assets from Pathology Laboratories, Ltd., Harrison Laboratories, Inc., Accu-Path Medical Laboratory, Inc., and TOXWORX Laboratories, Inc.

(3) Kroll-O'Gara's consolidated financial statements include the reported results of each entity from its effective date of acquisition forward.

     On January 21, 1998, Kroll-O'Gara entered into a definitive agreement to acquire all of the capital stock of Background America, Inc. of Nashville, Tennessee, in exchange for approximately 900,000 shares of Kroll-O'Gara common stock. Background America provides background investigation services to government, corporate, not-for-profit, professional and other clients. The transaction is expected to be accounted for as a pooling of interests. Background America will report revenue through the Investigations and Intelligence Group.

     On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. of Fort Washington, Pennsylvania, in exchange for 101,555 shares of Kroll-O'Gara common stock (valued at approximately $3.3 million or $32.49 per share). The acquisition has been accounted for as a pooling of interests. Financial Research provides business valuation and economic damage analysis services throughout the United States. It reports revenue through the Investigation and Intelligence Group.

     Revenue recognition. Kroll-O'Gara recognizes net sales from government and most commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara accrues estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain overhead costs allocated to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it conclude that such losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.

     Kroll-O'Gara recognizes revenue from investigative and intelligence services as the services are performed. It records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

     Kroll-O'Gara recognizes information security service revenues, which consist of consulting fees on information security projects, ratably over the period of the agreement or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

     Kroll-O'Gara recognizes revenue related to telecommunications equipment and services as equipment is shipped or as services are provided. It records revenue and related direct costs of brokered satellite time when payments are received from customers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Security products and services
  Commercial................................................   14.9%    30.0%    29.1%
  Military..................................................   33.1     21.2     22.6
Investigations and intelligence.............................   47.3     40.3     41.6
Information security........................................     --       --       --
Voice and data communications...............................    4.7      8.5      6.7
                                                              -----    -----    -----
  Total net sales...........................................  100.0%   100.0%   100.0%
Cost of sales...............................................   71.1     67.8     65.4
                                                              -----    -----    -----
  Gross profit..............................................   28.9     32.2     34.6
Operating expenses:
  Selling and marketing.....................................    6.3      7.3      8.3
  General and administrative................................   16.6     15.8     15.0
  Asset impairment..........................................    0.1       --       --
  Merger related costs......................................     --      3.5      2.0
                                                              -----    -----    -----
Operating income............................................    5.9      5.6      9.2
Other income (expense):
  Interest expense..........................................   (1.9)    (2.5)    (1.7)
  Interest income...........................................    0.0      0.0      0.4
  Other, net................................................    0.2     (0.2)    (0.2)
                                                              -----    -----    -----
Income from continuing operations before provision (benefit)
  for income taxes, extraordinary item and cumulative effect
  of accounting change......................................    4.2      2.9      7.8
Provision for income taxes..................................    0.2      1.6      2.8
                                                              -----    -----    -----
Income from continuing operations before extraordinary item
  and cumulative effect of accounting change................    4.0      1.3      4.9
Loss from operations and disposal of discontinued clinical
  business, net of tax......................................   (0.8)      --       --
                                                              -----    -----    -----
Income before extraordinary item and cumulative effect of
  accounting change.........................................    3.2      1.3      4.9
Extraordinary item..........................................     --     (0.1)      --
Cumulative effect of accounting change......................     --     (0.2)      --
                                                              -----    -----    -----
Net income..................................................    3.2%     1.0%     4.9%
                                                              =====    =====    =====

1998 COMPARED TO 1997

     NET SALES. Net sales for the year ended December 31, 1998 increased $58.7 million, or 29%, from $206.1 million in 1997 to $264.8 million in 1998.

     Security Products and Services Group. For the year ended December 31, net sales for the Security Products and Services Group increased $31.3 million, or 30%, from $105.6 million in 1997 to $136.8 million in 1998. The increase includes net sales of commercial products and services, which increased $15.2 million, or 25%, from $61.8 million in 1997 to $77.0 million in 1998. The increase in commercial net sales was primarily due to continued growth in Kroll-O'Gara's international armoring divisions. During 1996, 1997, and 1998, Kroll-O'Gara initiated start-up armoring operations in Mexico, Brazil and the Philippines, and acquired Labbe, IMEA and the assets of Protec. Kroll-O'Gara will continue its efforts to expand the operations of its existing foreign subsidiaries along with evaluating new acquisition opportunities and opportunities for entry into new markets.

     Increases in net sales for security services also contributed to the increase in commercial net sales for the Security Products and Services Group. Net sales of these services increased $2.1 million, or 29%, for the year ended December 31, 1998 in comparison with 1997.

     Net sales for the Security Products and Services Group include sales of military products and services, which increased $16.1 million, or 37%, from $43.7 million in 1997 to $59.8 million in 1998. In April 1998, Kroll-O'Gara began work on a new contract with the U.S. Military to supply 738 Up-Armored HMMWVs to the U.S. Army and the U.S. Air Force (the "738 Contract"). Production on Kroll-O'Gara's previous contract with the U.S. Military for 360 Up-Armored HMMWVs (the "360 Contract") continued through July 1998. The combination of production on the two contracts was a factor in the increase in net sales. Currently, HMMWV production is based only on the 738 Contract.

     Based on certain internal requirements, the U.S. Air Force has dictated an aggressive delivery schedule for the 738 Contract. This delivery schedule has required Kroll-O'Gara to maintain an increased level of production for the Up-Armored HMMWV in comparison with production levels in previous periods. Management expects to maintain the increased level of production and net sales in 1999, with decreases as the 738 Contract nears completion at the end of the year.

     Investigations and Intelligence Group. For the year ended December 31, net sales for the Investigations and Intelligence Group increased $27.1 million, or 33%, from $83.1 million in 1997 to $110.2 million in 1998. The increases in 1998 were primarily due to the inclusion of net sales from the acquisitions of Lindquist Avey, InPhoto, Corplex, Fact Finders, and Holder. Excluding net sales reported by these acquired entities, net sales for the Investigations and Intelligence Group would have been $90.9 million for the year ended December 31, 1998, in comparison with $83.1 million for the year ended December 31, 1997, an increase of 9%.

     The increase in net sales without acquisitions in the Investigations and Intelligence Group was the result of an internal growth plan carried out by the Group in 1998. During the year, the Investigations and Intelligence Group opened offices in Dallas, Boston, Houston and Mexico City. The internal growth plan will continue in 1999, with the Group seeking additional markets for its products, both domestic and foreign.

     Information Security Group. The Information Security Group initiated operations in 1998, recording net sales of $0.1 million. Management expects the Information Security Group's product offerings to result in significantly higher Group sales in 1999.

     Voice and Data Communications Group. For the year ended December 31, net sales for the Voice and Data Communications Group increased $0.2 million, or 1%, from $17.4 million in 1997 to $17.6 million in 1998. Late in the second quarter of 1998, Kroll-O'Gara was approached by a third party interested in purchasing the Voice and Data Communications Group. The Group's management during the latter part of the second quarter and throughout a majority of the third quarter was focused on negotiations, due diligence requests, and related demands on their time. The diversion resulted in a decrease in net sales in the third quarter of 1998. Due to several factors, the potential buyer decided not to complete the transaction, and all discussions were abandoned. Kroll-O'Gara does not expect to incur any material charges associated with these discussions.

     COST OF SALES AND GROSS PROFIT. For the year ended December 31, cost of sales increased $33.6 million, or 24%, from $139.8 million in 1997 to $173.3 million in 1998. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales was 32.2% and 34.6% for 1997 and 1998, respectively. This increase is primarily due to an increase in gross profit as a percent of net sales experienced in the Investigations and Intelligence Group. This increase, approximately 5%, was due to a more efficient use of subcontract services and certain high margin engagements booked during the year which are historically infrequent in nature.

     The gross profit percents for the Security Products and Services Group were 28.5% and 28.4% in 1998 and 1997, respectively. In the Voice and Data Communications Group, gross margin percent increased from 17.9% in 1997 to 20.0% in 1998 due to a one time reconciliation of cost recognized on air time sold with the satellite communications equipment.

     Because these engagements are historically infrequent, management does not expect to maintain the level of gross profit as a percent of net sales reflected in the results of the Investigations and Intelligence Group for the year ended December 31, 1998. As always, the gross profit percent will vary on the mix of sales from the four groups. Kroll-O'Gara historically has experienced its highest levels of gross profit as a percent of net sales in the Investigations and Intelligence Group and its lowest in the Voice and Data Communications Group. As revenue from the Investigations and Intelligence Group increases as a percent of total net sales, the gross profit percent should increase as well.

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1998, increased $12.3 million, or 22%, to $67.1 million from $54.9 million for the same period in 1997. Included in operating expenses in 1997 were approximately $7.2 million in expenses related to the merger with KHI. In 1998 Kroll-O'Gara recorded approximately $5.3 million in merger related expenses associated with the Laboratory Specialists, Schiff, and Securify mergers.

     Before merger related expenses, operating expenses increased $14.2 million, or 30%, from $47.6 million in 1997 to $61.8 million in 1998. The increase was primarily attributable to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara in 1998.

     As a percent of net sales, operating expenses, before merger related costs, were 23% in 1997 and 1998. As a result of investments made by Kroll-O'Gara in facilities and personnel in previous periods, Kroll-O'Gara did not require additional commitment of fixed cost relative to the level of net sales in 1998. As sales increase further, Kroll-O'Gara will be required to commit additional amounts of fixed cost to secure increased incremental net sales.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 decreased $0.6 million, or 12%, to $4.5 million, compared to $5.1 million in 1997. With the completion of Kroll-O'Gara's May 1998 offering, a significant portion of Kroll-O'Gara's indebtedness was paid off (approximately $14.8 million). As a result, Kroll-O'Gara experienced lower interest expense starting in the third quarter of 1998 and expects interest expense to be lower in comparison with periods prior to that offering.

     On May 30, 1997, Kroll-O'Gara entered into an agreement with certain institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a reduction of the interest rate if certain criteria were met. Kroll-O'Gara complied with the specified criteria and the step down of rates commenced in the second quarter of 1998. The reduction, which changed the interest rate from 9.56% to 8.56%, contributed to the decrease in interest expense in 1998.

     INTEREST INCOME. Interest income for the year ended December 31, 1998 increased $1.1 million, or 1396%, to $1.2 million, compared to $0.1 million in 1997. Net proceeds of the May 1998 offering that were not used to pay down debt were invested in short-term instruments with maturities of three months or less. The return on these investments was responsible for the increase in interest income in 1998. Management anticipates that it will continue to have funds available for investment in the foreseeable future. As a result, Kroll-O'Gara anticipates it will continue to experience higher levels of interest income in 1999 in comparison with periods prior to the May 1998 offering.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $7.5 million for the year ended December 31, 1998 in comparison with $3.3 million for the same period in 1997. The effective tax rates for the periods were 56% in 1997 and 36% in 1998. In 1997, Kroll-O'Gara booked taxes at an effective rate significantly higher than it had previously experienced largely due to the non-deductibility of certain merger related expenses incurred in the period. In 1998, Kroll-O'Gara determined that certain of the KHI merger expenses qualified for future deductibility which favorably impacted the effective tax rate in 1998.

     In addition, the 1998 tax provision also reflects the favorable impact of certain foreign locations with statutory tax rates at levels below U.S. tax rates and the reversal of the valuation allowance related to certain foreign net operating loss carryforwards. Management expects the effective tax rate to be approximately 40% in 1999.

1997 COMPARED TO 1996

     NET SALES. Net sales increased $41.2 million, or 25%, from $164.9 million in 1996 to $206.1 million in 1997. The primary reasons for this change were the acquisitions made in Kroll-O'Gara's Security Products and Services Group and Voice and Data Communications Group in 1997.

     Security Products and Services Group. Net sales for the Security Products and Services Group increased $26.4 million, or 33%, from $79.2 million in 1996 to $105.6 in 1997.

     The Group's net sales for 1997 from commercial products and services were $61.8 million, an increase of $37.3 million, or 152%, over 1996. This increase was due to several factors, including primarily the incorporation of net sales from Labbe and ITI in the Groups's results. Excluding acquisitions, net sales from commercial products and services increased $12.7 million, or 52%. Kroll-O'Gara experienced significant growth in its Brazilian and Mexican armoring subsidiaries, a trend management believes will continue for the forseeable future. With the purchase of IMEA and the initiation of a start-up armoring operation in the Philippines, the Security Products and Services Group continued its expansion in existing and new markets.

     In 1996, the U.S. Military requested accelerated production of Up-Armored HMMWV's. This resulted in net sales of $54.6 million in 1996. Military net sales returned to a non-accelerated level in 1997, resulting in net sales from military products decreasing by $10.9 million, or 20%, to $43.7 million in 1997.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $5.1 million, or 7%, from $78.0 million in 1996 to $83.1 million in 1997. This increase was primarily due to an increase in specimens analyzed by Laboratory Specialists, Kroll-O'Gara's drug testing subsidiary. The increase in specimens analyzed was due to certain asset purchases made in early 1997, along with additional accounts obtained through normal sales and marketing efforts.

     Most of the revenue reported by the Investigations and Intelligence Group is generated by KHI. Throughout 1997, KHI was actively involved in various strategic discussions that contemplated the sale of the company. Pending the outcome of such discussions, KHI delayed implementation of its internal growth plans. In addition, uncertainties surrounding the outcome of the discussions resulted in the departure of certain KHI managers prior to the KHI merger. Finally, in connection with the KHI merger and in an effort to improve its cost structure, Kroll-O'Gara reduced personnel in certain markets. As a result, revenue growth at KHI was flat in comparison with 1996.

     Voice and Data Communications Group. During 1997, Kroll-O'Gara replaced its primary wholesale distributor, acquired Next Destination, a subdistributor, and reconfigured its distribution product mix to focus on the sale of satellite communications equipment in addition to satellite navigation equipment. As a result, Kroll-O'Gara experienced a higher than normal growth rate in 1997. Net sales for the Voice and Data Communications Group were $17.4 million in 1997, an increase of $9.7 million, or 124%, from $7.8 million in 1996.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased $22.5 million, or 19%, from $117.3 million in 1996 to $139.8 million in 1997. The increase in cost of sales was due to increases in Kroll-O'Gara's level of business activity as a result of the acquisitions made in 1997.

     Security Products and Services Group. Gross profit as a percentage of net sales for the Security Products and Services Group improved from 25.8% in 1996 to 28.4% in 1997. As revenues and costs are recognized using the percentage-of-completion method of accounting, actual cost and gross profit may be revised from previously estimated amounts. Historically Kroll-O'Gara has experienced a higher gross profit percent related to net sales of commercial armoring products in comparison with those of military armoring products. In the future, Kroll-O'Gara expects to increase its percentage of sales from commercial armoring products. However, because

Kroll-O'Gara's gross profit percentage was affected favorably by adjustments resulting from performance on certain contracts in 1997, Kroll-O'Gara does not expect to maintain the 1997 gross profit percentage level in 1998.

     Investigations and Intelligence Group. Gross profit as a percent of net sales for the Investigations and Intelligence Group increased from 32.1% in 1996 to 40.0% in 1997. Gross profit percent in 1996 was unfavorably affected by a write-off of $5.0 million in uncollectible accounts receivable relating to services provided in earlier periods. Without the write-off, the gross profit percentages would have been comparable between periods.

     Voice and Data Communications Group. Prior to the acquisition of Next Destination, Kroll-O'Gara's Voice and Data Communications Group realized a higher gross profit percentage due to its mix of integrated products versus distributed products. As a distributor, Next Destination's gross profit percentages were relatively lower. As a result, the inclusion of revenue from Next Destination caused a decrease in gross profit as a percent of net sales for the Voice and Data Communications Group from 27.6% in 1996 to 17.9% in 1997. Management expects the level of gross profit percentage experienced in 1997 to be maintained in future periods.

     OPERATING EXPENSES. Excluding expenses of $7.2 million related to the KHI merger, operating expenses increased $9.8 million, or 26%, from $37.8 million in 1996 to $47.6 million in 1997. The $7.2 million in expenses related to the KHI merger consisted of approximately $4.6 million in professional fees and expenses and approximately $2.6 million relating to the integration of the operations of the two companies. Included in the integration expenses were bonuses paid to certain key employees as incentives to remain with Kroll-O'Gara and severance payments made to employees who left Kroll-O'Gara in connection with the merger. Also included was a charge made as a result of the acceleration of the vesting of certain shares of restricted KHI stock immediately prior to the merger. All of the costs related to the KHI merger were recognized in 1997 and will have no effect on the earnings of Kroll-O'Gara in future periods.

     The primary reason for the increase in operating expenses, exclusive of expenses related to the KHI merger, was the inclusion of operations from the acquisitions made in 1997. In addition, the increase in operating expenses reflects Kroll-O'Gara's efforts to expand into new markets, both in the Security Products and Service Group and the Investigations and Intelligence Group. Excluding expenses related to the KHI merger, operating expenses as a percent of net sales stayed essentially consistent between the periods at 23.1% in 1997 and 22.9% in 1996.

     Prior to the KHI merger, KHI was involved in merger discussions with Choicepoint, Inc., a subsidiary of Equifax, Inc. Choicepoint and KHI did not reach a final agreement, and as result did not consummate the transaction. Certain professional fees, which totaled approximately $0.5 million, associated with the Choicepoint transaction are included in Kroll-O'Gara's operating expenses in 1997.

     INTEREST EXPENSE. Interest expense for 1997 increased $1.8 million, or 56%, to $5.1 million, compared to $3.3 million in 1996. The increase in 1997 was the result of increased borrowing to finance Kroll-O'Gara's 1997 acquisitions. Kroll-O'Gara retired a portion of its debt with proceeds from the May 1998 offering. As a result, interest expense is expected to the lower in 1998 than in 1997.

     OTHER, NET. Other income (expense), net decreased from $0.3 million of income in 1996 to ($0.4) million in expense in 1997. The change was primarily due to an increase in foreign currency translation losses recognized in 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes was increased from $0.4 million in 1996 to $3.3 million in 1997. Kroll-O'Gara's O'Gara-Hess & Eisenhardt Armoring Company ("OHE") subsidiary did not book a tax provision for the first ten months of 1996 due to OHE's S Corporation status, which was terminated on October 28, 1996 in conjunction with a reorganization in advance of Kroll-O'Gara's initial public offering.

     Kroll-O'Gara incurred taxes at the effective rate of 56% in 1997 due to the non-deductibility of certain expenses related to the KHI merger in the period and the impact of foreign losses for which no benefit can be provided. Management believes that the rate is substantially higher than Kroll-O'Gara will experience in 1998 and for future periods.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Kroll-O'Gara had previously capitalized costs related to the reengineering of certain information systems. The capitalized amount, approximately $0.6 million before tax, was expensed in 1997 in accordance with Emerging Issues Task Force No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The amount expensed is shown net of applicable tax benefit of $0.2 million.

     DISCONTINUED OPERATIONS. In connection with the acquisition of National Psychopharmacology Laboratory, Inc. Kroll-O'Gara's Laboratory Specialists subsidiary attempted to sell the clinical testing and analysis lines of business of National Psychopharmacology without success. In the fourth quarter of 1996, Laboratory Specialists discontinued these operations resulting in a loss from the discontinued operation of $0.5 million and a loss on the disposal of $0.8 million, after giving effect to a tax benefit of $0.3 million and $0.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

     Credit Facility. Kroll-O'Gara's credit agreement with KeyBank National Association ("KeyBank"), entered into in May 1997, was amended effective October 30, 1998. The amendment to the credit agreement allows Kroll-O'Gara to maintain the same capacity on its revolving credit facility ($7.0 million) and its letter of credit facility (approximately $7.7 million), while reducing the applicable interest rates and revising the covenant restrictions. The interest rate on the revolving credit facility will vary, based on certain financial ratios between prime less 1.75% to prime less 0.25%, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.50%. The covenants contained in the original credit agreement were no longer appropriate given Kroll-O'Gara's capital structure following the May 1998 offering. The covenants were adjusted to reflect the changes experienced by Kroll-O'Gara and the changes anticipated in future periods.

     As of March 16, 1999, there were no borrowings under the revolving credit agreement. The remaining proceeds from the May 1998 offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of Kroll-O'Gara for the foreseeable future.

     Cash flows from operating activities. Operating activities used $12.4 million in net cash for the year ended December 31, 1998 in comparison with $6.2 million in net cash provided by operating activities in 1997. Since the inception of Kroll-O'Gara's contract with the U.S. Government to armor the HMMWV through the time of the merger with KHI and the acquisitions completed in 1997 and the first quarter of 1998, Kroll-O'Gara was designated a Small Business according to U.S. Government procurement regulations. Thereafter, the Kroll-O'Gara's designation was changed to Large Business for government procurement purposes.

     The change in designation affects progress payments made by the government to Kroll-O'Gara over the course of a contract, and Kroll-O'Gara's cash flow, in two ways. First, the progress payments are determined using a smaller percentage of total cost committed than before. Second, Kroll-O'Gara is reimbursed for vendor invoices paid instead of expenses incurred. Although these changes will not affect the total amount ultimately collected, they defer certain amounts previously included as part of a progress payment until the vehicles are delivered.

     The majority of these adjustments to the way Kroll-O'Gara is reimbursed for its military business were applied to the HMMWV contracts in 1998. This resulted in a significant increase in the balance of Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts and its related effect on cash flows from operating activities.

     Kroll-O'Gara will continue to absorb the effect of the change in procurement designation throughout the life of the HMMWV contract. Although there will be no effect on Cash Flows from Operating Activities on a cumulative basis, the change in payment terms will impact accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts from period-to-period.

     Also, Kroll-O'Gara's level of accounts receivable was higher in 1998 compared to 1997 due to the increased level of business activity experienced in 1998. Additionally, due to provisions of the purchase agreement, Kroll-O'Gara did not record any accounts receivable on the opening balance sheet in connection with the acquisition of Lindquist Avey. As of December 31, 1998, Lindquist Avey had approximately $2.8 million recorded in accounts receivable, helping to explain the significant amount of cash used by changes in accounts receivable.

     Cash flows from investing activities. Historically, Kroll-O'Gara has limited its capital expenditure requirements by leasing certain assets. Capital expenditures totaled $6.9 million for the year ended December 31, 1998, and $5.5 million for the same period in 1997. Additions to databases totaled $4.2 million and $3.9 million for the year ended December 31, 1998 and 1997, respectively.

     The levels of capital expenditures and additions to databases are in excess of the amounts permitted by the credit agreement between Kroll-O'Gara and KeyBank, due mainly to Kroll-O'Gara's mergers and acquisitions in 1998. KeyBank has provided Kroll-O'Gara a waiver from the requirements of these covenants.

     In addition to capital expenditures, 1997 investing activities included the acquisitions of Labbe, IMEA and ITI, which required a total cash outlay of $10.7 million, net of cash acquired. In 1998, the acquisitions of Lindquist Avey, InPhoto, Holder and Fact Finders as well as the assets of Protec, Pathology Laboratories, Accu-Path, Harrison Laboratories and TOXWORX Laboratories required cash of approximately $18.4 million, net of cash acquired. Management anticipates that, as Kroll-O'Gara continues to pursue strategic acquisitions, additional cash outlays will be required.

     Cash flows from financing activities. Net cash provided by financing activities was $58.3 million and $17.9 million for the year ended December 31, 1998 and 1997, respectively. Cash from financing activities in 1998 includes the net proceeds from the May 1998 offering (approximately $60.4 million) completed in the second quarter. In addition, Laboratory Specialists completed a private offering of its stock in June 1998 with proceeds of approximately $2.3 million. A portion of the proceeds from these transactions was used to pay off certain indebtedness of the Company (approximately $14.8 million). The amounts not used to pay off debt were invested in short-term instruments and are being used as necessary for acquisitions, working capital and other general corporate purposes.

     Cash flows from Financing Activities also include convertible preferred stock issued by Securify in 1998 (which was converted to Kroll-O'Gara common stock in Kroll-O'Gara's acquisition of Securify). The net proceeds to Securify associated with these shares were approximately $5.5 million.

     Net cash provided by financing activities in 1997 largely reflects borrowing under the Senior Notes that was used to finance certain acquisitions and working capital requirements.

     Foreign operations. Kroll-O'Gara attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in such countries, maintaining reserves for credit losses, maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge Kroll-O'Gara's risk from translation gains and losses.

     Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At December 31, 1998 eight such contracts, maturing between January 1999 and December 2000, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount (together with amortized premium) and the fair market value associated with these forward contracts were $18.3 million and $0.9 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

     Year 2000 Issues. Kroll-O'Gara has initiated a program to prepare for the year 2000. During 1997, Kroll-O'Gara began the process of replacing the enterprise systems at its two largest subsidiaries, both for the purpose of making the systems Year 2000 compliant and to enhance the information systems capabilities of these subsidiaries. The new systems are scheduled to be operational by the end of the third quarter of 1999.

     Additionally, Kroll-O'Gara is implementing a plan to prepare its remaining systems for Year 2000. Kroll-O'Gara has completed an inventory of all its computer software and embedded technology and has prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, Kroll-O'Gara now is in the process of evaluating the findings from its inventory and formulating plans of action. Kroll-O'Gara anticipates that it will have taken all the necessary steps to ensure no interruption of services as result of the Year 2000 issue by the third quarter of 1999. Total Year 2000 compliance cost is estimated to be approximately $4.0 million, of which approximately $3.6 million relates to the new enterprise systems and will be capitalized. The remaining approximately $0.4 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements, and is not expected to be material to Kroll-O'Gara's results of operations or cash flows.

     If systems are not in place or if all appropriate actions have not been taken, Kroll-O'Gara's ability to administer and report revenue will be greatly compromised. Both of Kroll-O'Gara's largest revenue Groups are, for the most part, manual operations. The manufacture of bullet resistant vehicles and the investigation and intelligence services provided by Kroll-O'Gara are not largely dependent on embedded technology. Barring a catastrophic collapse from third party sources, such as a lack of electrical power, Kroll-O'Gara should be able to maintain production in its main revenue producing groups, although at a reduced level.

     Kroll-O'Gara's Voice and Data Communications Group relies on third party compliance with the Year 2000 issue to ensure Kroll-O'Gara can continue to operate in this area. The satellite and global positioning equipment marketed by the Voice and Data Communications Group is exclusively dependent on the compliance of the manufacturers of the equipment and the agencies that maintain the satellites for its revenue. Limited services in Kroll-O'Gara's Investigations and Intelligence Group, including certain intelligence gathering services, rely solely on third party sources, such as Lexis-Nexis, for their continued operation. Lack of compliance by third parties would significantly impact Kroll-O'Gara in these areas.

     Quarterly fluctuations. Kroll-O'Gara's operations may fluctuate on a quarterly basis as a result of the timing of contract costs and revenues of its Security Products and Services Group, particularly from its military and governmental contracts which are generally awarded in a periodic and/or sporadic basis. Kroll-O'Gara generally does not have long-term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependant upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     Forward-Looking Statements. Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made both in this Management's Discussion and Analysis of Financial Condition and Results of Operations and throughout this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Kroll-O'Gara's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by a number of external factors such as actions of competitors, changes in laws and regulations, customer demand, effectiveness of programs, strategic relations, fluctuations in the cost and availability of resources, and foreign economic conditions, including currency rate fluctuations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign operations." In addition, the information set forth in Note 13 "Fair Value of Financial Instruments" in the Company's 1998 consolidated financial statements is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To The Kroll-O'Gara Company:

     We have audited the accompanying consolidated balance sheets of THE KROLL-O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Kroll Holdings, Inc., a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of The Kroll-O'Gara Company and reflect total revenues of 43 percent of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Kroll Holdings, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kroll-O'Gara Company and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As explained in Note 2(s) to the consolidated financial statements, effective in the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities.

                                          Arthur Andersen LLP
Cincinnati, Ohio
  March 19, 1999

                          INDEPENDENT AUDITORS' REPORT

The Stockholders of
Kroll Holdings, Inc.

     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows (not presented separately herein) of Kroll Holdings, Inc. (the "Company") and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's and subsidiaries' operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 1997
(August 8, 1997 as to Notes 7 and 17)

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998

                                                                  1997            1998
                                                              ------------    ------------
ASSETS (NOTE 7)
CURRENT ASSETS:
     Cash and cash equivalents..............................  $  9,765,422    $ 12,862,928
     Marketable securities..................................        22,969      13,285,322
     Trade accounts receivable, net of allowance for
       doubtful accounts of approximately $3,100,064 and
       $3,769,624 in 1997 and 1998, respectively (Notes 2
       and 4)...............................................    40,796,471      55,570,815
     Unbilled revenues (Note 2).............................     3,081,481       7,766,015
     Related party receivables (Note 6).....................       939,894       2,720,464
     Costs and estimated earnings in excess of billings on
       uncompleted contracts (Note 4).......................    12,078,464      26,408,097
     Inventories (Note 4)...................................    19,562,899      22,397,939
     Prepaid expenses and other.............................     6,786,288       7,794,242
     Deferred tax asset (Note 5)............................       572,697              --
                                                              ------------    ------------
          Total current assets..............................    93,606,585     148,805,822
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 2 and 8):
     Land...................................................     1,831,042       1,856,003
     Buildings and improvements.............................     8,100,454       8,271,967
     Leasehold improvements.................................     5,242,607       6,290,089
     Furniture and fixtures.................................     4,752,974       5,950,409
     Machinery and equipment................................    13,500,247      18,351,528
     Construction-in-progress...............................     1,037,528       2,860,011
                                                              ------------    ------------
                                                                34,464,852      43,580,007
     Less -- accumulated depreciation.......................   (16,904,830)    (19,686,536)
                                                              ------------    ------------
                                                                17,560,022      23,893,471
                                                              ------------    ------------
DATABASES, net of accumulated amortization of $19,505,625
  and $22,788,857 in 1997 and 1998, respectively (Note 2)...     8,335,211       9,238,903
COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE
  ASSETS, net of accumulated amortization of $1,691,307 and
  $4,213,426 in 1997 and 1998, respectively (Notes 2 and
  3)........................................................    26,651,017      60,938,886
OTHER ASSETS (Note 4).......................................     4,331,645       6,078,977
                                                              ------------    ------------
                                                                39,317,873      76,256,766
                                                              ------------    ------------
                                                              $150,484,480    $248,956,059
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998

                                                                  1997            1998
                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 7)........................  $    559,112    $         --
  Current portion of long-term debt (Note 8)................     4,038,080       1,965,752
  Trade accounts payable....................................    32,328,154      35,553,818
  Related party payables (Note 6)...........................     1,184,439         341,358
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       320,662         182,656
  Accrued liabilities.......................................    15,212,260      22,013,571
  Income taxes currently payable............................       845,753         617,942
  Deferred income taxes (Note 5)............................            --         895,108
  Customer deposits.........................................     3,839,770       3,865,219
                                                              ------------    ------------
          Total current liabilities.........................    58,328,230      65,435,424
OTHER LONG-TERM LIABILITIES.................................     1,532,730       1,542,588
DEFERRED INCOME TAXES (Note 5)..............................     2,514,606       1,625,363
LONG-TERM DEBT, net of current portion (Note 8).............    49,641,484      39,257,245
                                                              ------------    ------------
          Total liabilities.................................   112,017,050     107,860,620
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
SHAREHOLDERS' EQUITY (Note 1):
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued................................            --              --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 14,795,244 and 20,685,629 shares issued and
     outstanding in 1997 and 1998, respectively.............       147,952         206,856
  Additional paid-in-capital................................    58,912,209     149,993,769
  Retained deficit..........................................   (20,208,821)     (7,119,915)
  Deferred compensation.....................................            --      (1,113,936)
  Accumulated other comprehensive income (loss).............      (383,910)       (871,335)
                                                              ------------    ------------
          Total shareholders' equity........................    38,467,430     141,095,439
                                                              ------------    ------------
                                                              $150,484,480    $248,956,059
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 1996            1997            1998
                                                             ------------    ------------    ------------
NET SALES..................................................  $164,918,313    $206,102,605    $264,844,847
COST OF SALES..............................................   117,298,266     139,765,613     173,317,466
                                                             ------------    ------------    ------------
         Gross profit......................................    47,620,047      66,336,992      91,527,381
OPERATING EXPENSES:
    Selling and marketing..................................    10,401,530      15,054,990      21,956,479
    General and administrative.............................    27,310,521      32,590,832      39,817,057
    Asset impairment (Note 2(i))...........................       124,531              --              --
    Merger related costs...................................            --       7,204,926       5,339,358
                                                             ------------    ------------    ------------
         Operating expenses................................    37,836,582      54,850,748      67,112,894
                                                             ------------    ------------    ------------
         Operating income..................................     9,783,465      11,486,244      24,414,487
OTHER INCOME (EXPENSE):
    Interest expense.......................................    (3,260,945)     (5,092,372)     (4,481,823)
    Interest income........................................        41,260          79,438       1,181,579
    Other, net.............................................       344,398        (411,576)       (558,873)
                                                             ------------    ------------    ------------
         Income from continuing operations before minority
           interest, provision for income taxes,
           extraordinary item and cumulative effect of
           change in accounting principle..................     6,908,178       6,061,734      20,555,370
    Minority interest......................................            --        (156,223)             --
                                                             ------------    ------------    ------------
         Income from continuing operations before provision
           for income taxes, extraordinary item and
           cumulative effect of change in accounting
           principle.......................................     6,908,178       5,905,511      20,555,370
    Provision for income taxes.............................       365,547       3,304,993       7,466,464
                                                             ------------    ------------    ------------
         Income from continuing operations before
           extraordinary item and cumulative effect of
           change in accounting principle..................     6,542,631       2,600,518      13,088,906
    Discontinued operations (Note 2(h)):
         Loss from operations of discontinued clinical
           business, net of tax benefit of $257,904........      (500,636)             --              --
         Loss on disposal of clinical business, net of tax
           benefit of $489,420.............................      (773,580)             --              --
                                                             ------------    ------------    ------------
         Income before extraordinary item and cumulative
           effect of change in accounting principle........     5,268,415       2,600,518      13,088,906
    Extraordinary loss, net of applicable tax benefit of
      $129,250 (Note 7)....................................            --        (193,875)             --
                                                             ------------    ------------    ------------
         Income before cumulative effect of change in
           accounting principle............................     5,268,415       2,406,643      13,088,906
    Cumulative effect of change in accounting principle,
      net of applicable tax benefit of $240,000 (Note
      2(s))................................................            --        (360,000)             --
                                                             ------------    ------------    ------------
         Net income........................................  $  5,268,415    $  2,046,643    $ 13,088,906
                                                             ============    ============    ============
    Earnings per share (Note 2(p)):
         Basic.............................................  $       0.45    $       0.15    $       0.71
                                                             ============    ============    ============
         Diluted...........................................  $       0.42    $       0.14    $       0.69
                                                             ============    ============    ============
  Weighted average shares outstanding (Note 2(p)):
         Basic.............................................    11,607,329      14,006,638      18,438,919
                                                             ============    ============    ============
         Diluted...........................................    12,160,974      14,799,322      18,964,734
                                                             ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                              ADDITIONAL
                                                  COMPREHENSIVE    COMMON      PAID-IN        RETAINED       DEFERRED
                                       SHARES        INCOME        STOCK       CAPITAL        DEFICIT      COMPENSATION
                                     ----------   -------------   --------   ------------   ------------   ------------
BALANCE, December 31, 1995, as
  previously reported..............  10,020,277                   $ 70,534   $ 22,040,722   $(17,652,332)  $        --
Adjustment for pooling of interests
  (Note 3).........................     862,846                      8,628      5,374,337      1,430,709            --
                                     ----------                   --------   ------------   ------------   -----------
BALANCE, December 31, 1995, as
  restated.........................  10,883,123                     79,162     27,415,059    (16,221,623)
Distributions to shareholders,
  prior to the offering............          --                         --             --       (230,000)           --
Sale of common stock between
  shareholders prior to the
  offering.........................          --                         --         39,780             --            --
Issuances of stock under employee
  benefit plans (Note 11)..........     528,308                      4,073        911,813             --            --
Initial public offering of common
  stock, net of issuance costs of
  approximately $3,550,000 (Note
  1)...............................   2,048,000                     51,359     14,820,458             --            --
Distribution of previously taxed S
  Corp earnings to S Corp
  shareholders (Note 1)............          --                         --             --     (9,000,000)           --
Forgiveness of affiliate obligation
  (Note 6).........................          --                         --             --        122,000            --
Comprehensive income:
      Net income...................          --    $ 5,268,415          --             --      5,268,415            --
                                                   -----------
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $237,000 tax
          benefit..................          --       (355,534)         --             --             --            --
        Unrealized appreciation of
          marketable securities,
          net of $9,000 tax
          provision................          --         14,167          --             --             --            --
                                                   -----------
        Other comprehensive income
          (loss)...................          --       (341,367)         --             --             --            --
                                                   -----------
        Comprehensive income.......          --    $ 4,927,048          --             --             --            --
                                     ----------    ===========    --------   ------------   ------------   -----------
BALANCE, December 31, 1996.........  13,459,431                    134,594     43,187,110    (20,061,208)           --
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 11)............     749,757                      7,497      6,296,786             --            --
Issuance of stock in conjunction
  with the acquisition of
  businesses and minority interest
  (Note 3).........................     823,371                      8,234      9,695,009             --            --
Issuance of stock in conjunction
  with the settlement of a note
  payable..........................      21,721                        217        232,282             --            --
Purchase and retirement of common
  stock (Note 11 (c))..............    (259,036)                    (2,590)      (498,978)    (2,194,256)           --
Comprehensive income:
      Net income...................          --    $ 2,046,643          --             --      2,046,643            --
                                                   -----------
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $157,000 tax
          benefit..................          --       (236,393)         --             --             --            --
        Unrealized depreciation of
          marketable securities,
          net of $2,400 tax
          benefit..................          --         (3,698)         --             --             --            --
                                                   -----------
        Other comprehensive income
          (loss)...................          --       (240,091)         --             --             --            --
                                                   -----------
        Comprehensive income.......          --    $ 1,806,552          --             --             --            --
                                     ----------    ===========    --------   ------------   ------------   -----------

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                     INCOME (LOSS)      TOTAL
                                     -------------   ------------
BALANCE, December 31, 1995, as
  previously reported..............    $ 197,548     $  4,656,472
Adjustment for pooling of interests
  (Note 3).........................           --        6,813,674
                                       ---------     ------------
BALANCE, December 31, 1995, as
  restated.........................      197,548       11,470,146
Distributions to shareholders,
  prior to the offering............           --         (230,000)
Sale of common stock between
  shareholders prior to the
  offering.........................           --           39,780
Issuances of stock under employee
  benefit plans (Note 11)..........           --          915,886
Initial public offering of common
  stock, net of issuance costs of
  approximately $3,550,000 (Note
  1)...............................           --       14,871,817
Distribution of previously taxed S
  Corp earnings to S Corp
  shareholders (Note 1)............           --       (9,000,000)
Forgiveness of affiliate obligation
  (Note 6).........................           --          122,000
Comprehensive income:
      Net income...................           --        5,268,415

      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $237,000 tax
          benefit..................           --               --
        Unrealized appreciation of
          marketable securities,
          net of $9,000 tax
          provision................           --               --

        Other comprehensive income
          (loss)...................     (341,367)        (341,367)

        Comprehensive income.......           --               --
                                       ---------     ------------
BALANCE, December 31, 1996.........     (143,819)      23,116,677
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 11)............           --        6,304,283
Issuance of stock in conjunction
  with the acquisition of
  businesses and minority interest
  (Note 3).........................           --        9,703,243
Issuance of stock in conjunction
  with the settlement of a note
  payable..........................           --          232,499
Purchase and retirement of common
  stock (Note 11 (c))..............           --       (2,695,824)
Comprehensive income:
      Net income...................           --        2,046,643

      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $157,000 tax
          benefit..................           --               --
        Unrealized depreciation of
          marketable securities,
          net of $2,400 tax
          benefit..................           --               --

        Other comprehensive income
          (loss)...................     (240,091)        (240,091)

        Comprehensive income.......           --               --
                                       ---------     ------------


                                                                              ADDITIONAL
                                                  COMPREHENSIVE    COMMON      PAID-IN        RETAINED       DEFERRED
                                       SHARES        INCOME        STOCK       CAPITAL        DEFICIT      COMPENSATION
                                     ----------   -------------   --------   ------------   ------------   ------------
BALANCE, December 31, 1997.........  14,795,244                    147,952     58,912,209    (20,208,821)           --
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000.......................   4,716,757                     47,168     68,289,755             --            --
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 11)....     428,625                      4,286      4,473,859             --            --
Issuance of stock in conjunction
  with the acquisition of
  businesses (Note 3)..............     745,003                      7,450     17,125,850             --            --
Deferred compensation related to
  stock options....................          --                         --      1,192,096             --    (1,113,936)
Comprehensive income:
      Net income...................          --    $13,088,906          --             --     13,088,906            --
                                                   -----------
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $764,000 tax
          benefit..................          --       (476,956)         --             --             --            --
        Reclassification adjustment
          for gain on securities
          included in net income,
          net of $7,000 tax
          benefit..................          --        (10,469)         --             --             --            --
                                                   -----------
        Other comprehensive income
          (loss)...................          --       (487,425)         --             --             --            --
                                                   -----------
        Comprehensive income.......          --    $12,601,481          --             --             --            --
                                     ----------    ===========    --------   ------------   ------------   -----------
BALANCE, December 31, 1998.........  20,685,629                   $206,856   $149,993,769   $ (7,119,915)  $(1,113,936)
                                     ==========                   ========   ============   ============   ===========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                     INCOME (LOSS)      TOTAL
                                     -------------   ------------
BALANCE, December 31, 1997.........     (383,910)      38,467,430
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000.......................           --       68,336,923
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 11)....           --        4,478,145
Issuance of stock in conjunction
  with the acquisition of
  businesses (Note 3)..............           --       17,133,300
Deferred compensation related to
  stock options....................           --           78,160
Comprehensive income:
      Net income...................           --       13,088,906
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $764,000 tax
          benefit..................           --               --
        Reclassification adjustment
          for gain on securities
          included in net income,
          net of $7,000 tax
          benefit..................           --               --
        Other comprehensive income
          (loss)...................     (487,425)        (487,425)
        Comprehensive income.......           --               --
                                       ---------     ------------
BALANCE, December 31, 1998.........    $(871,335)    $141,095,439
                                       =========     ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 15)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                             1996           1997            1998
                                                          ----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $5,268,415    $  2,046,643    $ 13,088,906
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
    Depreciation and amortization.......................   5,248,788       6,519,454       8,598,827
    Bad debt expense....................................   8,555,063       2,083,080       2,513,506
    Shareholder stock compensation......................     930,846       1,356,280              --
    Loss on write-off of notes receivable...............          --          35,434              --
    Share in net income of joint ventures...............     (19,224)       (121,650)             --
    Gain on sale of marketable securities...............    (108,646)        (14,503)        (10,469)
    Asset impairment....................................     174,531              --              --
    Disposal of clinical business.......................   1,263,000              --              --
    Noncash compensation expense........................          --              --          78,160
  Change in assets and liabilities, net of effects of
    acquisitions-
    Receivables-trade and unbilled......................  (7,191,858)     (9,974,669)    (13,253,384)
    Costs and estimated earnings in excess of billings
       on uncompleted contracts.........................  (7,626,473)      3,499,084     (14,329,633)
    Inventories, prepaid expenses and other assets......  (3,274,443)     (7,184,407)     (4,089,617)
    Accounts payable and income taxes currently
       payable..........................................   1,539,236       8,101,505         901,853
    Billings in excess of costs and estimated earnings
       on uncompleted contracts.........................    (375,640)     (1,009,740)       (138,006)
    Amounts due to/from related parties.................    (294,471)        443,290      (2,623,651)
    Deferred taxes......................................  (1,150,316)       (156,892)       (725,135)
    Accrued liabilities, long-term liabilities and
       customer deposits................................   5,016,351         571,909      (2,446,382)
                                                          ----------    ------------    ------------
         Net cash provided by (used in) operating
           activities...................................   7,955,159       6,194,818     (12,435,025)
                                                          ----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net.......  (3,473,979)     (5,521,131)     (6,947,155)
  Additions to databases................................  (3,250,360)     (3,856,914)     (4,186,924)
  Decrease in notes receivable -- shareholder...........     233,253              --              --
  Acquisitions, net of cash acquired (Note 3)...........  (2,139,123)    (10,710,128)    (18,462,000)
  Sales (purchases) of marketable securities, net.......     200,313          35,424     (13,262,353)
  Other.................................................     (66,711)        266,004              --
                                                          ----------    ------------    ------------
         Net cash used in investing activities..........  (8,496,607)    (19,786,745)    (42,858,432)
                                                          ----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees...................................          --        (723,727)             --
  Net repayments under revolving lines of credit........    (252,818)     (9,376,835)       (559,112)
  Proceeds from debt....................................     179,569      44,902,987         284,857
  Payments of long-term debt............................  (5,832,603)    (10,042,503)    (13,662,425)
  Proceeds from notes payable -- shareholder............   2,000,000         500,000              --
  Repayment of notes payable -- shareholder.............    (803,745)     (7,238,766)             --
  Net proceeds from issuances of common stock...........  14,871,817              --      68,336,923
  Purchase and retirement of stock......................          --      (2,695,824)             --
  Foreign currency translation..........................     (46,187)       (160,462)       (593,494)
  Distributions to shareholders, including preferred
    dividends...........................................  (9,230,000)             --              --
  Proceeds from exercise of stock options and
    warrants............................................         445       2,776,466       4,478,145
                                                          ----------    ------------    ------------
         Net cash provided by financing activities......     886,478      17,941,336      58,284,914
                                                          ----------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     345,030       4,349,409       2,991,457
Effects of foreign currency exchange rates on cash and
  cash equivalents......................................      34,032         (75,931)        106,049
                                                          ----------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of year............   5,112,882       5,491,944       9,765,422
                                                          ----------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year..................  $5,491,944    $  9,765,422    $ 12,862,928
                                                          ==========    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively the "Company"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Voice and Data Communications Group offers secure satellite communication equipment and satellite navigation systems. The Information Security Group offers information and computer security services, including network and system security review and repair.

     The Company was originally formed in 1996 for the purposes of becoming a holding company, effecting a reorganization and a combination of certain affiliated entities and carrying out an initial public offering of common stock. On October 28, 1996, various O'Gara entities (primarily O'Gara-Hess & Eisenhardt Armoring Company (OHE)) and their related shareholders (primarily one shareholder who owned or controlled approximately 86% to 88% of each entity) entered into the reorganization plan. Accordingly, the accompanying consolidated financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of the O'Gara entities on a consolidated basis for all periods presented.

     In December 1997, a wholly owned subsidiary of The O'Gara Company (O'Gara) was merged into Kroll Holdings, Inc. (Kroll). At the time of the merger, the Company's name was changed from The O'Gara Company to The Kroll-O'Gara Company. The consolidated financial statements include the historical consolidated financial statements of the Company and the financial position, results of operations and cash flows of entities which were merged with the Company in connection with pooling of interests business combinations (See Note 3).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Consolidation -- The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the equity method and investments in less than 20% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements, and include entities that are directly or indirectly owned by current shareholders or former shareholders.

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

     Revenue from intelligence and investigation services and information security services is recognized as the services are performed. The Company records either billed or unbilled accounts receivable based on case-by-case invoicing determination.

                            THE KROLL-O'GARA COMPANY

     Revenue related to voice and data communications equipment and services is recognized as equipment is shipped or as services are provided. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

     (c) Cash and Cash Equivalents -- Cash equivalents consist of all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. The Company invests excess cash in overnight repurchase agreements, which are government collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

     (d) Marketable Securities -- The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), for the year ended December 31, 1996. Under SFAS 115, the Company must classify its debt and marketable securities as either trading, available-for-sale or held-to-maturity. The Company's marketable security investments consist largely of available-for-sale municipal obligations. These securities are valued at current market value, which approximates cost.

     Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. The Company recorded an unrealized loss of $3,698 as of December 31, 1997. There were no such unrealized gains (losses) as of December 31, 1998.

     (e) Concentrations of Credit Risk -- Financial instruments that subject the Company to credit risk consist principally of trade receivables. Concentrations of credit risk with respect to accounts receivable are limited by the number of clients that comprise the Company's client base, along with the different industries and geographic regions in which the Company's clients operate. The Company does not generally require collateral or other security to support client receivables, although the Company does require retainers, up-front deposits or irrevocable letters-of-credit in many situations. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring losses on its trade receivables in excess of established allowances.

     (f) Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements.............................  5-40 years
Furniture and fixtures.................................  5-10 years
Machinery and equipment................................  5-12 years
Leasehold improvements.................................  Life of lease
Vehicles...............................................  5 years

     (g) Databases -- Databases are capitalized costs incurred to obtain information from third party providers. The Company relies on this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period. Amortization of databases for the years ended December 31, 1996, 1997 and 1998 was $2,949,134, $2,937,152 and
$3,283,232, respectively.

     (h) Discontinued Operation -- In connection with the acquisition of a company specializing in forensic and clinical testing and analysis, the Company shut down the clinical operations effective in the fourth quarter of 1996. The Company had intended to sell the clinical business, however, negotiations with three potential buyers failed. The revenues related to the discontinued clinical operation for the year ended December 31, 1996 were approximately $3,413,000. The related operating loss and shut down expenses of the clinical business are included in the accompanying consolidated statements of operations as "discontinued operation" and "disposition of discontinued operation," respectively.

                            THE KROLL-O'GARA COMPANY

     (i) Impairment of Long-Lived Assets -- Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with this standard, the Company periodically reviews the carrying value of these assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Company believes no impairment exists at December 31, 1998. However, it is possible, due to a change in circumstances, that the carrying value could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.

     The adoption of SFAS 121 in 1996 resulted in no adjustment to the consolidated financial statements of the Company. However, during the fourth quarter of 1996, the Company made a decision to hold for sale a former laboratory building, which resulted in an impairment of approximately $111,000 being recorded, which reduced the net book value of the building to $225,000. This impairment, in addition to an approximate $13,000 laboratory equipment impairment, is included in "asset impairment" in the accompanying consolidated statements of operations.

     (j) Costs in Excess of Assets Acquired -- Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in a purchase business combination. Amortization is recorded on a straight-line basis over periods ranging from 15 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 1996, 1997 and 1998 was $129,243, $784,442 and $1,617,041, respectively.

     (k) Other Intangible Assets -- Other intangible assets, comprised mainly of customer lists and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over a fifteen year period and non-compete agreements are amortized over the lives of the respective agreements, which range from six months to five years. Amortization of other intangible assets for the years ended December 31, 1996, 1997 and 1998 was $138,646, $333,898 and
$905,078, respectively.

     (l) Foreign Currency Translation -- Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

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

     (m) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n) Research and Development -- Research and development costs are expensed as incurred. The Company incurred approximately $130,000, $136,000 and $537,000 for the years ended December 31, 1996, 1997 and 1998, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

     (o) Advertising -- The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1996, 1997 and 1998 were $782,000, $1,534,000 and $2,020,000, respectively.

                            THE KROLL-O'GARA COMPANY

     (p) Earnings Per Share -- In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants, assumed issuance of restricted stock and assumed conversion of the convertible note payable. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 1996, 1997 and 1998:

                                                       YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $ 5,268,415     11,607,329        $0.45
                                                                                   =====
Effect of dilutive securities:
  Options......................................           --        131,932
  Restricted stock.............................     (162,443)       287,482
  Warrants.....................................           --        101,797
  Convertible note payable.....................           --         32,434
                                                 -----------     ----------
Diluted earnings per share.....................  $ 5,105,972     12,160,974        $0.42
                                                 ===========     ==========        =====

                                                       YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $ 2,046,643     14,006,638        $0.15
                                                                                   =====
Effect of dilutive securities:
  Options......................................           --        238,570
  Restricted stock.............................           --        443,152
  Warrants.....................................           --         96,740
  Convertible note payable.....................           --         14,222
                                                 -----------     ----------
Diluted earnings per share.....................  $ 2,046,643     14,799,322        $0.14
                                                 ===========     ==========        =====

                                                       YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $13,088,906     18,438,919        $0.71
                                                                                   =====
Effect of dilutive securities:
  Options......................................           --        524,040
  Warrants.....................................           --          1,775
                                                 -----------     ----------
Diluted earnings per share.....................  $13,088,906     18,964,734        $0.69
                                                 ===========     ==========        =====

     Basic and diluted earnings per share based on income from continuing operations were $0.56 and $0.52, respectively, for the year ended December 31, 1996. The basic and diluted per share impact of the discontinued operations were $0.11 and $0.10, respectively.

     Basic and diluted earnings per share based on income from continuing operations before extraordinary item and cumulative effect of change in accounting principle were $0.19 and $0.18, respectively, for the year ended

                            THE KROLL-O'GARA COMPANY

December 31, 1997. The basic and diluted per share impact of the extraordinary item was $0.01 and the basic and diluted per share impact of the change in accounting principle were $0.03 and $0.02, respectively.

     During 1997, 66,000 warrants to purchase a total of 27,746 shares of common stock of the Company at $7.20 per warrant were outstanding but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

     During 1998, 11,666 warrants to purchase an equivalent amount of shares of common stock of the Company at $25.69 per warrant were outstanding but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

     (q) New Accounting Pronouncements -- In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statement of shareholder's equity. Prior years have been restated to conform to the SFAS 130 requirements. The accumulated other comprehensive income (loss) balance of ($0.1) million at December 31, 1996 consisted of ($0.2) million of foreign currency translation adjustments and $0.01 million of unrealized appreciation of marketable securities. The accumulated other comprehensive income (loss) balance of ($0.4) million at December 31, 1997 consisted of ($0.4) million of foreign currency translation adjustments and $0.01 million of unrealized appreciation of marketable securities. The accumulated other comprehensive income (loss) balance of ($0.9) million at December 31, 1998 consisted entirely of foreign currency translation adjustments.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), effective for fiscal years beginning after December 15, 1997. This statement requires disclosure for each segment into which a company is organized by the chief operating decision maker for the purposes of making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company adopted SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, had no impact on the Company's reported consolidated financial position, results of operations or cash flows.

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. The Company's current practice is to capitalize certain of these expenses and amortize them over periods ranging from one to five years. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999. Included in the accompanying December 31, 1997 and 1998 consolidated balance sheets are approximately $1.0 million and $1.2 million, respectively, of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of

                            THE KROLL-O'GARA COMPANY
adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     (r) Stock-Based Compensation -- The Company has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS 123 allows an entity to continue to measure compensation cost using the principles of APB 25 if certain pro forma disclosures are made. The pro forma disclosures required by SFAS 123 are presented in Note 11(e).

     (s) Change in Accounting Principle -- In the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities relating to information technology transformation. Consistent with a consensus reached by the Emerging Issues Task Force (EITF) under Issue 97-13, in late November 1997, the Company expensed costs previously capitalized in earlier quarters of 1997 (approximately $360,000, net of tax benefit of $240,000) as a cumulative effect of change in accounting principle.

     (t) Derivative Financial Instruments -- Financial instruments in the form of foreign currency exchange contracts are utilized by the Company to hedge its exposure to movements in foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge accounting standards. The fair value of foreign currency exchange contracts is not recognized in the consolidated financial statements since they are accounted for as hedges.

     (u) Reclassifications -- Certain reclassifications have been reflected in 1996 and 1997 to conform with the current period presentation.

(3) MERGERS AND ACQUISITIONS

     The Company has completed numerous business combinations in the periods presented. These transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

     (a) Pooling of Interests Transactions -- In December 1997, a wholly owned subsidiary of the Company was merged with and into Kroll. Effective upon the consummation of the merger with Kroll, each then issued and outstanding share of Kroll common stock, including shares subject to issuance under the Kroll restricted stock plan (See Note 11), were converted into 62.52 shares of common stock of the Company or 6,098,561 shares of Company common stock in total. Outstanding employee stock options of Kroll were converted at the same exchange factor into options to purchase 551,492 shares of Company common stock (See Note
11).

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Kroll as though it had always been a part of the Company.

     There were no transactions between O'Gara and Kroll prior to the combination, and immaterial adjustments were recorded to conform Kroll's accounting policies. Certain reclassifications were made to the Kroll financial

                            THE KROLL-O'GARA COMPANY
statements to conform to the Company's presentations. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                   O'GARA         KROLL        COMBINED
                                                 -----------   -----------   ------------
Nine months ended September 30, 1997
  (unaudited)
  Revenue......................................  $82,567,200   $53,823,958   $136,391,158
  Extraordinary item...........................     (193,875)           --       (193,875)
  Net income...................................    4,181,387     1,796,124      5,977,511
Year ended December 31, 1996
  Revenue......................................   82,777,691    70,883,058    153,660,749
  Net income (loss)............................    6,658,962      (801,740)     5,857,222

     In connection with the Kroll merger in 1997, the Company recorded, in the fourth quarter, a charge to operating expenses of approximately $7.2 million ($5.7 million after taxes, or $0.39 per diluted share) for direct and other merger-related costs pertaining to the merger transaction. Merger transaction costs are nonrecurring and include $0.8 million for stock based compensation costs triggered by the change in control of Kroll, $1.8 million for stay bonuses and severance and $4.6 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges.

     In December 1998, a wholly owned subsidiary of the Company was merged with and into Laboratory Specialists of America, Inc. (LSAI). Effective upon the consummation of the merger, each then issued and outstanding share of LSAI common stock was converted into .2102 shares of common stock of the Company or 1,209,053 shares of the Company's common stock in total. Outstanding stock options and stock warrants of LSAI were converted at the same exchange factor into options to purchase 39,094 and 24,386 shares, respectively, of the Company's common stock (See Note 11). The financial position and results of operations of LSAI are reported as part of the Company's Investigations and Intelligence Group.

     In December 1998, a wholly owned subsidiary of the Company was merged with and into Schiff & Associates, Inc. (Schiff). Effective upon the consummation of the merger, each then issued and outstanding share of Schiff common stock was converted into approximately 131.41 shares of common stock of the Company or 169,521 shares of the Company's common stock in total. The financial position and results of operations of Schiff are reported as part of the Company's Investigations and Intelligence Group.

     In December 1998, a wholly owned subsidiary of the Company was merged with and into Securify Inc. (Securify). Effective upon the consummation of the merger, all of the outstanding stock of Securify was converted to shares of the Company's common stock at a rate of .110793 for Series A Preferred, .118273 for Series B Preferred and .0955252 for Securify common stock. In total, the Company issued 1,430,936 shares of common stock. In addition, outstanding employee stock options of Securify were converted at the same exchange factor as Securify common stock into options to purchase 179,877 shares of the Company's common stock. Effective with the consummation of the merger, the Company created the Information Security Group and Securify's results of operations and financial position are reported in this group.

     The mergers with LSAI, Schiff and Securify constituted tax-free reorganizations and have been accounted for as pooling of interests transactions. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of LSAI, Schiff and Securify as though they had always been a part of the Company.

     There were no transactions between the Company and LSAI, Schiff and Securify prior to the combination and immaterial adjustments were recorded to conform LSAI's, Schiff's and Securify's accounting policies. Certain reclassifications were made to the Company's, LSAI's, Schiff's and Securify's financial statements to

                            THE KROLL-O'GARA COMPANY
conform presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                  KROLL-O'GARA
                                   HISTORICAL       LSAI         SCHIFF     SECURIFY      COMBINED
                                  ------------   -----------   ----------   ---------   ------------
Nine months ended
  September 30, 1998 (unaudited)
     Revenue....................  $178,943,336   $12,039,154   $3,531,062   $  48,000   $194,561,552
     Net income (loss)..........    11,559,576     1,440,725      582,254    (944,196)    12,638,359
Year ended December 31, 1997
  Revenue.......................   190,413,349    12,836,953    2,852,303          --    206,102,605
  Extraordinary item............      (193,875)           --           --          --       (193,875)
  Cumulative effect of change in
     accounting principle.......      (360,000)           --           --          --       (360,000)
  Net income....................       709,866     1,329,103        7,674          --      2,046,643
Year ended December 31, 1996
  Revenue.......................   153,660,749     8,726,799    2,530,765          --    164,918,313
  Discontinued operations.......            --    (1,274,216)          --          --     (1,274,216)
  Net income (loss).............     5,857,222      (585,711)      (3,096)         --      5,268,415

     In 1998, the Company recorded, in the fourth quarter, a charge to operating expenses of approximately $5.3 million ($3.9 million after taxes, or $0.21 per diluted share) for direct and other merger and integration related costs. Merger transaction costs are non-recurring and include $0.8 million for stay bonuses and $4.1 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the merger with Kroll consummated in December 1997 and were approximately $0.4 million.

     (b) Purchase Transactions -- In addition to the merger with Kroll, the Company completed six other acquisitions in 1997 which were accounted for as purchase business combinations. Three of the 1997 purchase acquisitions have been included in the Company's Security Products and Services Group, two in the Investigations and Intelligence Group and one in the Voice and Data Communications Group. The aggregate purchase price of these six acquisitions amounted to approximately $26.0 million and consisted of $13.4 million in cash, $4.1 million in seller-provided financing and 753,806 shares of common stock (valued at approximately $8.5 million or an average of $11.28 per share). In connection with these acquisitions, the Company entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from fifteen to thirty years. In addition to these 1997 acquisitions, the Company also exercised its option to acquire the minority interest in its O'Gara Brazilian subsidiary for approximately 69,565 shares of common stock valued at approximately $1.2 million.

     The Company made one significant acquisition in 1997 which is included above. In February 1997, Labbe, S.A. (Labbe), a company located in France specializing in vehicle armoring systems, was acquired for approximately $14.2 million, consisting of $10.7 million in cash and 376,597 shares of the Company's common stock valued at approximately $3.5 million or $9.29 per share. For accounting purposes, the acquisition was effective on January 1, 1997 and the results of operations of Labbe are included in the consolidated results of operations of the Company from that date forward. The following unaudited pro forma combined results of

                            THE KROLL-O'GARA COMPANY
operations for the year ended December 31, 1996 assumes the Labbe acquisition occurred as of January 1, 1996 (in thousands, except per share data):

                                                         YEAR ENDED
                                                      DECEMBER 31, 1996
                                                      -----------------
Sales...............................................      $189,036
Net income..........................................      $  5,463
Earnings per share:
  Basic.............................................      $   0.46
  Diluted...........................................      $   0.42

     In addition to the mergers with LSAI, Schiff and Securify, the Company completed eight other acquisitions in 1998, all of which were accounted for as purchase business combinations. Seven of the 1998 purchase acquisitions have been included in the Company's Investigations and Intelligence Group and the eighth has been included in the Security Products and Services Group. The aggregate purchase price of these eight acquisitions amounted to approximately $36.5 million and consisted of $19.4 million in cash and 745,003 shares of common stock (valued at approximately $17.1 million or an average of $22.95 per share). The $36.5 million aggregate purchase price for the 1998 acquisitions excludes a potential earnout of $3.25 million applicable to one of the acquired companies, which is payable over three years and is contingent upon the achievement of specified operating income targets. In addition, in connection with these acquisitions, the Company entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from fifteen to twenty-five years.

     The Company made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed InPhoto Surveillance, Inc. (InPhoto), a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.0 million, consisting of $0.8 million in cash and 352,381 shares of the Company's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of InPhoto are included in the consolidated results of operations of the Company from that date forward. The following unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1998 assumes the InPhoto acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                    1997          1998
                                                 ----------    ----------
Sales..........................................   $220,579      $271,230
Income before extraordinary item...............   $  3,095      $ 13,005
Net income.....................................   $  2,541      $ 13,005
Earnings per share:
  Basic........................................   $   0.22      $   0.70
  Diluted......................................   $   0.20      $   0.68

                            THE KROLL-O'GARA COMPANY

     In connection with the 1997 and 1998 purchase acquisitions, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                                             1997                      1998
                                                    -----------------------   -----------------------
                                                                OTHER 1997                OTHER 1998
                                                     LABBE     ACQUISITIONS   INPHOTO    ACQUISITIONS
                                                    --------   ------------   --------   ------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash............................................  $  3,501     $   125      $   192      $    701
  Accounts Receivable.............................     4,689       2,072        1,743         5,146
  Inventories.....................................     3,392       1,829           --            --
  Unbilled revenue................................        --          --          269         1,561
  Other current assets............................       316          11          450           551
  Property, plant and equipment...................     3,360         378          955         1,213
  Other non-current assets........................     2,357           4           --           266
  Costs in excess of assets acquired and other
     intangible assets............................     7,802      11,727        8,995        27,476
                                                    --------     -------      -------      --------
                                                      25,417      16,146       12,604        36,914
  Less: Cash paid for net assets..................   (10,730)     (2,700)        (800)      (18,555)
  Fair value of debt issued.......................        --      (4,126)          --            --
  Fair value of stock issued......................    (3,431)     (5,029)      (8,228)       (8,904)
                                                    --------     -------      -------      --------
                                                    $ 11,256     $ 4,291      $ 3,576      $  9,455
                                                    ========     =======      =======      ========
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed and acquisition costs.......  $  9,287     $ 4,272      $ 3,376      $  8,746
  Debt............................................     1,969          19          200           709
                                                    --------     -------      -------      --------
                                                    $ 11,256     $ 4,291      $ 3,576      $  9,455
                                                    ========     =======      =======      ========

(4) BALANCE SHEET ACCOUNTS

     (a) Trade Accounts Receivable and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts -- The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1998
                                                            -----------    -----------
United States Military:
  Billed receivables......................................  $ 3,756,035    $ 3,225,664
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................    9,253,872     21,042,185
                                                            -----------    -----------
          Total United States Military....................  $13,009,907    $24,267,849
                                                            ===========    ===========
Other contracts:
  Billed receivables......................................  $37,040,436    $52,345,151
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................    2,824,592      5,365,912
                                                            -----------    -----------
  Total other contracts...................................  $39,865,028    $57,711,063
                                                            ===========    ===========
  Total trade accounts receivable.........................  $40,796,471    $55,570,815
                                                            ===========    ===========
  Total costs and estimated earnings in excess of billings
     on uncompleted contracts.............................  $12,078,464    $26,408,097
                                                            ===========    ===========

                            THE KROLL-O'GARA COMPANY

     Costs and estimated earnings in excess of billings on uncompleted contracts are net of $89,875,813 and $107,374,834 of progress billings to the United States Military at December 31, 1997 and 1998, respectively.

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

     The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                 ADDITIONS
                                    BALANCE      CHARGED TO                    BALANCE
                                   BEGINNING     COSTS AND                      END OF
                                   OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                   ----------    ----------    -----------    ----------
Year ended December 31, 1996.....  $2,700,171    $3,778,583    $(3,954,870)   $2,523,884
Year ended December 31, 1997.....  $2,523,884    $2,097,342    $(1,521,162)   $3,100,064
Year ended December 31, 1998.....  $3,100,064    $2,513,506    $(1,843,946)   $3,769,624

     (b) Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1998
                                                            -----------    -----------
Raw materials.............................................  $ 9,551,152    $ 8,148,000
Vehicle costs and work-in-process.........................   10,011,747     14,249,939
                                                            -----------    -----------
                                                            $19,562,899    $22,397,939
                                                            ===========    ===========

     The following summarizes activity in valuation reserves for inventory obsolescence:

                                                      ADDITIONS
                                          BALANCE     CHARGED TO                  BALANCE
                                         BEGINNING    COSTS AND                    END OF
                                         OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
                                         ---------    ----------    ----------    --------
Year ended December 31, 1996...........  $     --      $264,114      $     --     $264,114
Year ended December 31, 1997...........  $264,114      $113,567      $(23,782)    $353,899
Year ended December 31, 1998...........  $353,899      $  7,971      $     --     $361,870

                            THE KROLL-O'GARA COMPANY

     (c) Other Assets -- Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:

                                                                       DECEMBER 31,
                                                  USEFUL LIFE    ------------------------
                  DESCRIPTION                       (YEARS)         1997          1998
                  -----------                     -----------    ----------    ----------
Advance to vendor...............................       --        $1,275,437    $1,130,361
Preoperating and start-up costs.................       --         1,029,784     1,185,574
Security deposits...............................       --           471,859       989,908
Pending acquisition costs.......................       --                --       573,035
Long-term receivable............................       --           380,000       380,000
Non-refundable deposit on an equipment lease
  with a related party..........................        5           297,025       537,784
Deferred financing fees.........................     7-30           876,667       906,667
Long-term investments...........................       --           101,630            --
Other long-term assets..........................       --            65,720       584,857
                                                                 ----------    ----------
                                                                  4,498,122     6,288,176
                                                                   (166,477)     (209,209)
                                                                 ----------    ----------
                                                                 $4,331,645    $6,078,977
                                                                 ==========    ==========

     Preoperating and start-up costs include costs applicable to bids in process which are deferred when management believes it is probable that future contracts will be obtained. These costs are transferred to contract costs when contracts are awarded or are expensed when the contract award is no longer considered probable. Preoperating and start-up costs also include certain costs incurred in connection with establishing operations in new locations. In accordance with SOP 98-5, all such costs will be expensed in the first quarter of fiscal 1999 (see
Note 2(q)).

     (d) Accrued Liabilities -- Accrued liabilities consist of the following at December 31, 1997 and 1998:

                                                                   DECEMBER 31,
                                                            --------------------------
                       DESCRIPTION                             1997           1998
                       -----------                          -----------    -----------
Payroll and related benefits..............................  $ 8,205,962    $ 9,720,120
Property, sales and other taxes payable...................      773,846      2,160,417
Accrued professional fees.................................      385,403      3,485,486
Accrued interest..........................................      564,168        460,923
Accrued satellite time....................................    1,009,162      1,948,557
Accrued hedge contract settlement.........................           --        710,760
Accrued customer list installment payments................      510,345        515,538
Other accruals............................................    3,763,374      3,011,770
                                                            -----------    -----------
                                                            $15,212,260    $22,013,571
                                                            ===========    ===========

(5) INCOME TAXES

     Prior to October 28, 1996, OHE was an S Corporation and generally was not responsible for payment of income taxes. Rather, the OHE shareholders were taxed on OHE's taxable income at their respective individual federal and state income tax rates. Therefore, the income generated by OHE was not subject to federal, state or certain foreign income taxes prior to the date of OHE's reorganization on October 28, 1996. Schiff was also an

                            THE KROLL-O'GARA COMPANY

S Corporation for all periods prior to December 31, 1998. Accordingly, the accompanying consolidated financial statements only reflect a provision (benefit) for income taxes for Kroll and LSAI, both of which were C Corporations, for all periods prior to October 28, 1996.

     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

     The Company's provision (benefit) for income taxes on income (loss) from continuing operations for all periods is summarized as follows:

                                           1996          1997           1998
                                         ---------    -----------    ----------
Currently payable:
  Federal..............................  $ 470,479    $ 2,800,720    $5,530,085
  State and local......................    383,563        576,837       965,158
  Foreign..............................     83,000      1,364,873     1,834,143
                                         ---------    -----------    ----------
                                           937,042      4,742,430     8,329,386
                                         ---------    -----------    ----------
Deferred:
  Federal..............................   (425,558)    (1,213,147)     (733,485)
  State and local......................   (145,937)      (224,290)     (129,437)
  Foreign..............................         --             --            --
                                         ---------    -----------    ----------
                                          (571,495)    (1,437,437)     (862,922)
                                         ---------    -----------    ----------
                                         $ 365,547    $ 3,304,993    $7,466,464
                                         =========    ===========    ==========

     A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

                                           1996                 1997                1998
                                    ------------------   ------------------   -----------------
                                      AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                    ----------   -----   ----------   -----   ----------   ----
Provision for income taxes at the
  federal statutory rate..........  $2,349,834    34.0%  $2,005,265   34.0%   $7,070,920   34.4%
State and local income taxes, net
  of federal benefit..............     156,912     2.3      295,119    5.0       637,004    3.1
Impact of S Corp income/loss,
  prior to reorganization.........  (2,087,529)  (30.2)          --     --            --     --
Impact of foreign income, prior to
  reorganization..................    (199,095)   (2.9)          --     --            --     --
Nondeductible expenses............      34,766     0.5    1,424,333   24.1       241,748    1.2
Change in valuation allowance.....     109,303     1.6     (755,044)  (12.8)    (528,695)  (2.6)
Effect of foreign income/loss.....      (8,768)   (0.1)     577,743    9.8       145,786    0.7
Other.............................      10,124     0.1     (242,423)  (4.1)     (100,299)  (0.5)
                                    ----------   -----   ----------   -----   ----------   ----
          Provision for income
            taxes.................  $  365,547     5.3%  $3,304,993   56.0%   $7,466,464   36.3%
                                    ==========   =====   ==========   =====   ==========   ====

                            THE KROLL-O'GARA COMPANY

     The components of the Company's consolidated deferred income tax assets and liabilities as of December 31 are summarized below:

                                                               1997           1998
                                                            -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts.........................  $   844,101    $   432,027
  Depreciation and amortization...........................      564,262        244,693
  Net operating loss carryforwards........................    1,839,743      2,100,179
  Payroll and other benefits..............................      594,401      1,721,081
  Other accruals..........................................      336,817        707,708
  Acquisition costs.......................................      440,000      1,697,885
  Other...................................................      981,610        512,382
                                                            -----------    -----------
                                                              5,600,934      7,415,955
  Valuation allowance.....................................   (2,126,035)    (1,742,925)
                                                            -----------    -----------
          Net deferred tax assets.........................    3,474,899      5,673,030
                                                            -----------    -----------
Deferred tax liabilities:
  Nonaccrual service fee receivable.......................     (212,079)      (156,804)
  Deferred revenue........................................   (1,908,823)    (3,540,825)
  Database capitalization.................................   (2,779,790)    (2,951,351)
  S to C conversion.......................................       (5,223)        (5,223)
  Customer lists, net of amortization.....................     (344,000)      (310,667)
  Percentage of completion on foreign subsidiaries........           --       (381,917)
  Foreign leasing transactions............................           --       (125,827)
  Other...................................................     (166,893)      (720,887)
                                                            -----------    -----------
                                                             (5,416,808)    (8,193,501)
                                                            -----------    -----------
          Net deferred tax liability......................  $(1,941,909)   $(2,520,471)
                                                            ===========    ===========

     The Company has certain foreign and domestic net operating loss carryforwards, which approximated $1.8 million and $2.1 million at December 31, 1997 and 1998, respectively. The foreign net operating loss carryforwards relate primarily to the United Kingdom, France and the Philippines. The carryforwards expire beginning in 2001. A valuation allowance for the majority of all existing foreign carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.

                            THE KROLL-O'GARA COMPANY

(6) RELATED PARTY TRANSACTIONS

     (a) Summary of Related Party Transactions -- The following summarizes transactions with related parties:

                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    1996         1997         1998
                                                 ----------   ----------   ----------
Sales
     to Shareholder............................  $5,325,559   $6,412,244   $4,877,478
     to affiliated entities....................     236,000       21,000           --
Purchases
     from Shareholder..........................     824,348      814,154      474,800
     from affiliated entities..................   1,176,000      411,000    1,325,410
Lease expense to affiliated entities...........   1,179,000      813,000      839,000
Consulting, commission and legal services
  expense
     provided by affiliated entities...........     348,000           --           --
     provided by minority shareholders.........     118,000           --           --
     provided by LSAI Director.................      30,000      170,000      190,000
Non-interest bearing advances to
  shareholders.................................     288,829      525,996      568,213
Air charter fees included in costs of the
  offering or merger costs.....................     327,000      576,000      566,000
Interest on shareholder notes payable..........      27,000           --           --
Forgiveness of note payable to affiliated
  entity.......................................     122,000           --           --
Noninterest bearing advances to affiliates.....          --      282,346      615,851

     (b) Notes Payable-Shareholders -- OHE had certain notes payable to shareholders, which were repaid upon the completion of the Company's initial public offering in 1996. Interest expense associated with these obligations approximated $27,000 for the year ended December 31, 1996.

     The Company has certain amounts due to/from shareholders which include the following amounts at December 31:

                                                                1997         1998
                                                              ---------    --------
Amounts due from certain shareholders.......................  $ 525,996    $568,213
                                                              ---------    --------
Amounts due to certain shareholders.........................   (309,500)         --
                                                              ---------    --------
          Net due from (due to) shareholders................  $ 216,496    $568,213
                                                              =========    ========

     Balances included in amounts due to/from shareholders are classified as open advance accounts or term loans. Substantially all amounts due to and due from shareholders were paid off in connection with the Kroll merger except for a loan payable of $309,500 which was paid off during 1998.

     (c) Sales-Shareholder -- During 1996, 1997 and 1998, the Company rendered services to a corporation which is also a shareholder of the Company. Total revenue recognized for the years ended December 31, 1996, 1997 and 1998 was $5,325,559, $6,412,244 and $4,877,478, respectively. Additionally, this corporation provided certain services to the Company which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $824,348, $814,154 and $474,800 for the years ended December 31, 1996, 1997 and 1998, respectively. The yearend accounts receivable balance for this customer was approximately $897,361 and $1,290,558 at December 31, 1997 and 1998, respectively.

                            THE KROLL-O'GARA COMPANY

     (d) Building and Equipment Leases -- Affiliated Entities -- Effective June 1, 1998, the Company reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum will provide the Company with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $422,000, $234,000 and $292,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company also paid this affiliated entity $327,000 in fiscal 1996 for usage of the aircraft during the roadshow for the initial public stock offering and included such amount in issuance costs. The Company paid $576,000 in fiscal 1997 for usage of the aircraft to consummate the merger with Kroll and included such amount in merger related costs. The Company paid $296,000 in 1998 for usage of the aircraft during the roadshow for a stock offering and included such amount in stock issuance costs. The Company also paid $270,000 in fiscal 1998 for usage of the aircraft to consummate the merger with Securify and included such amount in merger related costs. Management is of the opinion that the hourly rate paid by the Company was equivalent to the rate charged by the affiliated entity to other unrelated companies for similar services and it was favorably comparable to rates charged by another unrelated charter service for similar aircraft. As of December 31, 1997 and 1998, the Company had approximately $297,025 and $484,371, respectively in unamortized lease deposits with this affiliated entity.

     The Company is also currently leasing equipment and a manufacturing facility from two affiliated entities under various three year and month-to-month lease agreements which began in July 1995. Rental expense approximated $757,000, $579,000 and $547,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

(7) REVOLVING LINES OF CREDIT

     On October 30, 1998, the Company amended and restated its credit agreement to provide for a revolving line of credit of $7.0 million and a letter of credit facility of approximately $7.6 million which matures on May 31, 2000. The revolving credit facility bears interest at rates ranging from prime less 1.75% to prime less .25%, or, at the Company's option, LIBOR plus .75% to LIBOR plus 1.5%, dependent upon a defined financial ratio. Average borrowings under the revolving line of credit and its predecessors were $9,915,663, $4,568,994 and $1,659,131 during 1996, 1997 and 1998, respectively, at approximate weighted average interest rates of 8.27%, 8.46% and 7.96%, respectively. The maximum borrowings outstanding during 1996, 1997, and 1998 were $12,145,000, $11,600,000 and $7,735,029, respectively. Borrowings under this line of credit were $559,112 at December 31, 1997. There were no outstanding borrowings under this line of credit at December 31, 1998.

     In connection with a refinancing in 1997, the Company fully amortized the remaining deferred financing costs from a previous agreement, resulting in a one time extraordinary charge to the Company's net income of $193,875, after income tax benefits of $129,250, or $0.01 per diluted share.

     This credit agreement includes financial covenants, which among other restrictions, require the maintenance of certain financial ratios, including fixed charge coverage and net worth, and impose limitations on foreign investment, total intangible assets, additional indebtedness and capital expenditures. The Company was not in compliance with certain of these covenants as of December 31, 1997 and 1998. These events of non compliance were waived by the lender.

                            THE KROLL-O'GARA COMPANY

(8) LONG-TERM DEBT-

     The components of long-term debt are as follows at:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Senior unsecured notes payable to various institutions,
  interest at 8.56% (9.56% prior to May 1998) payable
  semi-annually, principal payable at maturity in May 2004,
  subject to prepayment penalties...........................  $35,000,000    $35,000,000
Economic Development Revenue Bonds, variable interest rate
  approximating 85% of the bond equivalent yield of 13 week
  U.S. Treasury bills (not to exceed 12%), which
  approximated 4.52% at December 31, 1998, payable in
  scheduled installments through September 2016, subject to
  optional tender by the bondholders and a corresponding
  remarketing agreement, secured by the property, plant and
  equipment of OHE and a bank letter of credit (Note 12)....    1,432,224      1,357,224
Notes payable to former shareholders of acquired companies,
  interest at fixed rates ranging from 6% to 10%, payable in scheduled installments through February 2000, certain
  notes secured by acquired assets..........................    3,345,989        526,361
Notes payable to banks, variable interest rates at prime to
  prime plus 0.5% or LIBOR plus 2.5%, fixed rates ranging
  from 8.65% to 10.95%, payable in scheduled installments
  through April 2003 with certain instruments subject to
  prepayment penalties, collateralized by certain real and
  personal property.........................................    9,801,780      1,001,204
Note payable to former shareholder of Kroll, non interest
  bearing, paid in full in January 1998.....................    1,255,402        --
Other notes payable, interest at 7% to 10.9%, payable in
  scheduled installments through September 2007, certain
  notes secured by various equipment........................    2,844,169      1,338,208
                                                              -----------    -----------
                                                               53,679,564     41,222,997
Less- current portion.......................................   (4,038,080)    (1,965,752)
                                                              -----------    -----------
                                                              $49,641,484    $39,257,245
                                                              ===========    ===========

     The Company's $35 million of senior unsecured notes payable also contains financial covenants, which among other restrictions, require the maintenance of net worth and fixed charge coverage ratios.

     Scheduled maturities of long-term debt at December 31, 1998 are as follows:

1999......................................................    $ 1,965,752
2000......................................................      2,416,592
2001......................................................        404,637
2002......................................................        225,981
2003......................................................        196,119
Thereafter................................................     36,013,916
                                                              -----------
                                                              $41,222,997
                                                              ===========

                            THE KROLL-O'GARA COMPANY

(9) OPERATING LEASES

     The Company leases office space and certain equipment and supplies under agreements with terms from one to ten years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 1998:

                                                                 TOTAL
                                                              -----------
1999........................................................  $ 6,442,482
2000........................................................    5,503,777
2001........................................................    3,708,492
2002........................................................    2,843,961
2003........................................................    2,438,388
Thereafter..................................................    8,766,311
                                                              -----------
                                                              $29,703,411
                                                              ===========

     Rental expense charged against current operations amounted to approximately $4,595,000, $4,115,000 and $6,430,000, for the years ended December 31, 1996,
1997 and 1998, respectively.

(10) DEFINED CONTRIBUTION AND BONUS PLANS

     As of December 31, 1998, the Company had the following employee benefit plans in place:

     (a) Defined Contribution Plans -- The Company and its subsidiaries have established various non-contributory profit sharing/401(k) plans covering substantially all of the Company's employees. Contributions to the plans are discretionary and are determined annually by the Company's Board of Directors. Certain plans also offer a matching contribution whereby the Company will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $1,243,000, $1,211,140 and $797,003, for the years ended December 31, 1996, 1997 and 1998, respectively.

     (b) Profit and Revenue Sharing Plans -- The Company and its subsidiaries have established various profit and revenue sharing plans covering substantially all of the Company's employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. The Company may amend, modify or terminate these plans at any time.

     The Company expensed approximately $2,288,000, $516,000 and $476,000 associated with the profit and revenue sharing plans in 1996, 1997 and 1998, respectively.

(11) EQUITY ARRANGEMENTS

     (a) Stock Option Plans -- In 1996, the Company adopted a stock option plan (the 1996 Plan) for employee, non-employee directors and consultants. The Company may grant options for up to 1,757,000 shares under the 1996 Plan. Options for 180,000, 482,050 and 360,000 shares were granted during 1996, 1997 and 1998, respectively. Options granted under the 1996 Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. Additionally, effective with the mergers with Kroll, LSAI and Securify each outstanding stock option was converted at the respective exchange factor into options to purchase Company common stock. After conversion, total stock options granted under the previously existing Kroll, LSAI and Securify stock option plans in 1996, 1997 and 1998 were for 209,629, 124,018 and 218,319 shares, respectively.

     In connection with stock options granted by Securify during the year ended December 31, 1998, the Company recorded deferred compensation of $1,192,096, representing the difference between the deemed value

                            THE KROLL-O'GARA COMPANY
of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable options. Approximately $78,000 was expensed during the year ended December 31, 1998, and the balance will be expensed ratably over the next four years as the options vest.

     (b) Restricted Stock Plan -- Effective June 14, 1993, Kroll replaced a previously existing long-term incentive plan with a restricted stock plan. The restricted stock plan provided for cliff vesting after a five-year period from the date the stock was awarded. Under the provisions of the plan, a participant had the ability to put the stock back to Kroll and receive cash for the then fair value of the stock. In addition, the plan included a provision which resulted in accelerated vesting of all shares in the event of a change in control of Kroll. The Company has accounted for this plan as a fixed plan and, accordingly, compensation expense was based on the fair market value as determined by independent appraisal at the date of grant. During 1996, 259,271 shares of restricted stock fully vested and were issued. Based on a valuation of Kroll, the total value assigned to these shares was $572,286.

     Kroll also had entered into other agreements with certain of its senior executives which provided additional grants. During 1996, all 144,421 of these previously granted shares fully vested and were issued. Based on a valuation of Kroll, the total value assigned to these shares on the vesting date was $318,780. As a result of the Kroll merger in December 1997, all remaining shares associated with the restricted stock plan vested and all restrictions lapsed on the merger date. In connection with this accelerated vesting the Company recognized compensation expense of approximately $800,000 in 1997, which is included with merger related costs in the accompanying consolidated statement of operations. In addition to the regular tax benefits based on compensation expense recognized, the Company also realized a tax benefit for the fair market value of all restricted shares which became fully vested in 1997. This benefit of approximately $2.2 million has been recognized as an increase to additional paid in capital in the accompanying consolidated statement of shareholders' equity. This balance represents the spread between cumulative compensation expense recognized by the Company for accounting purposes and the cumulative compensation expense recognized for tax purposes based on the fair market value of the shares. No shares were outstanding under the plan as of December 31, 1997 and effective January 2, 1998, further issuances under the plan were ceased by a board resolution.

     Effective August 12, 1998, the Company adopted a stock incentive plan (the 1998 Stock Incentive Plan) for employees. The Company may grant up to 500,000 shares under the 1998 Stock Incentive Plan. There were no shares granted under the plan during 1998, however, effective January 4, 1999, 38,000 shares were granted under the plan.

     (c) Purchase and Retirement of Common Stock -- In accordance with Kroll's historical bylaws, restricted stock and stock option agreements, Kroll acquired 259,036 shares (representing shares and shares under options) of a former director for approximately $2.7 million upon his leaving the employment of Kroll in January 1997.

     (d) Common Stock Warrants -- In connection with LSAI's initial public offering on October 11, 1994, LSAI issued 660,000 warrants. No warrants had been exercised at December 31, 1996. Until April 15, 1997, each warrant could be exercised to purchase .4204 shares of common stock of the Company for $16.65 per share. After April 15, 1997, each warrant could be exercised to purchase .4204 shares of common stock for $9.51 per share. On September 3, 1997, LSAI gave notice to the holders of these warrants of LSAI's election to redeem the outstanding warrants at $0.01 each on October 14, 1997, unless extended, at the sole discretion of LSAI, to a date not later than November 7, 1997 (the "Warrant Redemption"). As a result, 658,290 of the warrants were exercised in September and October 1997, and the remaining 1,710 warrants were redeemed.

     As a portion of the public offering underwriting compensation, LSAI also issued warrants to purchase 66,000 units at $7.32 per unit, consisting of .4204 shares of common stock of the Company and one warrant for .4204 additional shares of common stock of the Company, exercisable during a four-year period commencing on October 11, 1995 (the "Underwriter Warrants"). The warrants included within each unit were exercisable under

                            THE KROLL-O'GARA COMPANY
the same terms as the warrants issued in connection with the public offering as described above. As a result of the Warrant Redemption, 62,000 of these warrants were exercised for $0.12 per warrant plus $9.51 per share in September and October 1997, and the remaining 4,000 warrants were redeemed. After the Warrant Redemption, the holders of the Underwriter Warrants continue to have the right to exercise the Underwriter Warrants with respect to the .4204 shares of common stock of the Company comprising the unit for $7.20. In November 1997, 30,000 of the Underwriter Warrants were exercised with respect to the .4204 shares of common stock of the Company comprising the unit for $7.20. The remaining 36,000 of the Underwriter Warrants with respect to the .4204 shares of common stock had not been exercised and were outstanding at December 31, 1997. The proceeds from the exercise of all warrants during 1997 are included in net proceeds from exercise of stock options and warrants in the accompanying consolidated statement of cash flows and approximated $2.7 million, net of commissions and other offering expenses.

     In connection with the Warrant Redemption, LSAI issued warrants to purchase 30,281 shares of common stock of the Company to various investment bankers as a portion of their compensation for serving as managers of the Warrant Redemption and certain other services. These warrants have an exercise price per share of $10.47 and expire on October 14, 2000. Both the number of shares and the exercise price per share are subject to adjustment under certain circumstances. The value of these warrants, recognized as compensation paid to the investment bankers for services provided, was treated as a reduction in the recognized net proceeds to LSAI from the Warrant Redemption. The value of the outstanding warrants is included in paid in capital in excess of par and entirely offsets the recognized compensatory value of the warrants, resulting in no net effect on shareholders' equity.

     As of December 31, 1998, 24,386 warrants were still outstanding.

     (e) Stock Based Compensation Disclosure -- SFAS 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and diluted earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been as follows:

                                                 1996          1997          1998
                                              ----------    ----------    -----------
Net income:
  As reported...............................  $5,268,415    $2,046,643    $13,088,906
  Pro forma.................................  $5,157,960    $  979,899    $10,677,643
Diluted earnings per share:
  As reported...............................  $     0.42    $     0.14    $      0.69
  Pro forma.................................  $     0.42    $     0.07    $      0.56

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998:

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                            1996           1997           1998
                                         -----------    -----------    -----------
Dividend yield.........................      --             --             --
Expected volatility....................   35%-39.3%      38%-40.5%        41.4%
Risk-free interest rate................    6%-6.5%      5.96%-6.76%    4.61%-5.67%
                                                                         1.5-7.5
Expected lives.........................  5-7.5 years    5-7.5 years       years

     Option grants by the Company during 1996 for 218,887 shares have a weighted-average exercise price of $9.72, a weighted-average fair value of $5.06 and remaining contractual lives, on a weighted-average basis, of 7.9 years. The remaining 170,742 options granted by the Company during 1996 were determined to have a fair value of $0. The 606,068 options granted by the Company during 1997 have a weighted-average exercise price of

                            THE KROLL-O'GARA COMPANY

$14.95, a weighted-average fair value of $7.68 per option and remaining contractual lives, on a weighted-average basis, of 9.9 years. The 578,319 options granted by the Company during 1998 have a weighted-average exercise price of $13.03, a weighted-average fair value of $9.03 and remaining contractual lives, on a weighted-average basis, of 9.7 years.

     A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998, and the change during the years then ended is presented in the table below:

                                       1996                  1997                   1998
                                ------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                                SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                -------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year........................  407,022    $6.91       796,651   $   6.72   1,306,443   $   9.47
Granted.......................  389,629     6.52       606,068      14.95     578,319      13.03
Exercised.....................       --       --        (5,777)      9.14    (477,894)      8.52
Forfeited/Expired/
  Cancelled...................       --       --       (90,500)     11.76     (33,850)     19.11
                                -------    -----     ---------   --------   ---------   --------
Outstanding, end of year......  796,651    $6.72     1,306,442   $   9.47   1,373,018   $  12.12
                                =======    =====     =========   ========   =========   ========
Exercisable, end of year......  261,538    $6.14       761,825   $   6.52     855,122   $   8.31
                                =======    =====     =========   ========   =========   ========

     Of the options outstanding at December 31, 1998, 312,389 options are exercisable at prices per share ranging from $0.52 to $2.40 per share, 748,399 options are exercisable at prices per share ranging from $6.40 to $18.50 per share and 312,230 options are exercisable at prices per share ranging from $20.22 to $28.54 per share.

(12) COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit -- Under the terms of the Economic Development Revenue Bonds Agreement, OHE is required to maintain a letter of credit supporting the debt. As of December 31, 1998, the Company's lender was committed to providing this letter of credit through May 31, 2000. As of December 31, 1998, the Company had an outstanding letter of credit in the amount of $1,681,750.

     At December 31, 1998, the Company had standby and purchase letters of credit, issued by the Company's lender, in the aggregate amount of $3,263,081.

     (b) Purchase Agreements -- In June 1995, the Company entered into a firm purchase agreement with Glocom, Inc. ("Glocom"). The agreement provided for an irrevocable purchase order for the purchase of 4,000 units of the Compact-M portable satellite telecommunication unit for approximately $12,000,000. In October 1997, the agreement was amended to provide certain pricing concessions to the Company for purchases by the Company of products sold by Glocom and to provide a reduction in the quantity of the original units that must be purchased. The amendment also provided certain licensing rights to the Company. In November 1998, the Company entered into a purchase agreement with Glocom to acquire a new type of portable satellite telecommunication terminal. This contract provided for approximately a $3,000,000 purchase commitment. The agreement restated that the pricing concession provided on units purchased set forth in the above referenced amendment in order to continue to amortize the remaining balance of the original advance applies to the purchase of the new terminals. At December 31, 1998, the Company was committed to purchase approximately 240 INMARSAT B terminals at a total cost of approximately $3,000,000. In accordance with the original agreement, the Company advanced a total of $3,000,000 to Glocom for the funding of the related production costs. As of December 31, 1997 and 1998, the Company had advances to the above vendor of $1,673,123 and $1,130,361, respectively.

     (c) Employment Agreements -- The Company has employment agreements with its executive officers and management level personnel with annual compensation ranging in value from $57,000 to $400,000, over varying periods extending to December 2003. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also

                            THE KROLL-O'GARA COMPANY
contain certain non-competition clauses and generally provide for one year's salary if the agreement is not renewed.

     As of December 31, 1998, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $33.2 million.

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

     The Company has entered into eight foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on demand loans to subsidiaries which are denominated in foreign currencies. By virtue of these contracts, the Company has fixed the total dollar amount which it will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. As of December 31, 1998, the total notional amount of the contracts, which mature between January 1999 and December 2000, was $18.3 million. The Company's cumulative foreign currency translation adjustment component of shareholders' equity was increased by $346,000 in 1997 and decreased by $702,000 in 1998 as a result of these agreements.

     The Company has estimated the fair value of their foreign exchange contracts based on information obtained from the counterparty of the amount the Company would receive at December 31, 1998 in order to terminate the agreements. As of December 31, 1998, the Company would have paid approximately $1,031,000 upon cancellation of all contracts.

(14) CUSTOMER AND SEGMENT DATA

     Segment Data. During 1996 and 1997, the Company operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Voice and Data Communications Group. In addition, in 1998, the Company created the Information Security Group in connection with the merger with Securify.

     The following summarizes information about the Company's business segments:

                         SECURITY     INVESTIGATIONS
                         PRODUCTS          AND         VOICE AND DATA   INFORMATION
                       AND SERVICES    INTELLIGENCE    COMMUNICATIONS    SECURITY
                          GROUP           GROUP            GROUP           GROUP       OTHER    CONSOLIDATED
                       ------------   --------------   --------------   -----------   -------   ------------
                                                      (DOLLARS IN THOUSANDS)
1996
Net sales to
  unaffiliated
  customers..........    $ 79,156        $ 77,992         $ 7,770         $    --     $    --     $164,918
                         ========        ========         =======         =======     =======     ========
Gross profit.........    $ 20,438        $ 25,036         $ 2,146         $    --     $    --     $ 47,620
                         ========        ========         =======         =======     =======     ========
Operating income.....    $  6,953        $  2,292         $   538         $           $           $  9,783
                         ========        ========         =======         =======     =======     ========
Identifiable assets
  at year-end........    $ 38,380        $ 45,511         $ 6,816         $    --     $    --     $ 90,707
                         ========        ========         =======         =======
Corporate assets.....                                                                      --        1,357
                                                                                      -------     --------
Total assets at
  year-end...........                                                                 $    --     $ 92,064
                                                                                      =======     ========

                            THE KROLL-O'GARA COMPANY

                         SECURITY     INVESTIGATIONS
                         PRODUCTS          AND         VOICE AND DATA   INFORMATION
                       AND SERVICES    INTELLIGENCE    COMMUNICATIONS    SECURITY
                          GROUP           GROUP            GROUP           GROUP       OTHER    CONSOLIDATED
                       ------------   --------------   --------------   -----------   -------   ------------
                                                      (DOLLARS IN THOUSANDS)
1997
Net sales to
  unaffiliated
  customers..........    $105,557        $ 83,109         $17,437         $    --     $    --     $206,103
                         ========        ========         =======         =======     =======     ========
Gross profit.........    $ 30,017        $ 33,206         $ 3,114         $    --     $    --     $ 66,337
                         ========        ========         =======         =======     =======     ========
Operating income.....    $  8,014        $  3,180         $   292         $    --     $    --     $ 11,486
                         ========        ========         =======         =======     =======     ========
Identifiable assets
  at year-end........    $ 74,283        $ 53,468         $13,449         $    --     $    --     $141,200
                         ========        ========         =======         =======
Corporate assets.....                                                                      --        9,284
                                                                                      -------     --------
Total assets at
  year-end...........                                                                 $    --     $150,484
                                                                                      =======     ========
1998
Net sales to
  unaffiliated
  Customers..........    $136,844        $110,232         $17,653         $   116          --     $264,845
                         ========        ========         =======         =======     =======     ========
Gross profit
  (loss).............    $ 39,345        $ 49,380         $ 3,522         $  (395)       (325)    $ 91,527
                         ========        ========         =======         =======     =======     ========
Operating income
  (loss).............    $ 22,822        $ 13,282         $  (122)        $(2,194)    $(9,374)    $ 24,414
                         ========        ========         =======         =======     =======     ========
Identifiable assets
  at year-end........    $102,294        $103,657         $13,351         $ 4,288     $    --     $223,590
                         ========        ========         =======         =======                 ========
Corporate assets.....                                                                      --       25,366
                                                                                      -------     --------
Total assets at
  year-end...........                                                                 $    --     $248,956
                                                                                      =======     ========

     Total net sales by segment includes sales to unaffiliated customers. Intersegment sales are nominal. Operating income (loss) is total net sales less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses and income taxes. The Other column includes the Company's corporate headquarters costs. Depreciation expense and capital expenditures for each of the Company's business segments for the years ended December 31, 1996, 1997 and 1998 are as follows:

                         SECURITY     INVESTIGATIONS
                         PRODUCTS          AND         VOICE AND DATA   INFORMATION
                       AND SERVICES    INTELLIGENCE    COMMUNICATIONS    SECURITY
                          GROUP           GROUP            GROUP           GROUP       OTHER    CONSOLIDATED
                       ------------   --------------   --------------   -----------   -------   ------------
                                                      (DOLLARS IN THOUSANDS)
1996
Depreciation
  expense............    $    841        $  1,071         $    --         $    --     $    --     $  1,912
                         ========        ========         =======         =======     =======     ========
Capital
  expenditures.......    $  2,627        $    858         $    --         $    --     $    --     $  3,485
                         ========        ========         =======         =======     =======     ========
1997
Depreciation
  expense............    $  1,427        $  1,164         $    16         $    --     $    --     $  2,607
                         ========        ========         =======         =======     =======     ========
Capital
  expenditures.......    $  3,149        $  2,767         $    43         $    --     $    --     $  5,959
                         ========        ========         =======         =======     =======     ========

                            THE KROLL-O'GARA COMPANY

                         SECURITY     INVESTIGATIONS
                         PRODUCTS          AND         VOICE AND DATA   INFORMATION
                       AND SERVICES    INTELLIGENCE    COMMUNICATIONS    SECURITY
                          GROUP           GROUP            GROUP           GROUP       OTHER    CONSOLIDATED
                       ------------   --------------   --------------   -----------   -------   ------------
                                                      (DOLLARS IN THOUSANDS)
1998
Depreciation
  expense............    $  1,282        $  1,439         $    24         $    24     $    13     $  2,782
                         ========        ========         =======         =======     =======     ========
Capital
  expenditures.......    $  3,427        $  2,619         $    68         $   186     $   647     $  6,947
                         ========        ========         =======         =======     =======     ========

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, marketable securities, computer software, certain intangible assets and certain prepaid expenses.

     The following summarizes information about the Company's different geographic areas:

                                       UNITED                 OTHER
                                       STATES     FRANCE     FOREIGN    ELIMINATIONS    CONSOLIDATED
                                      --------    -------    -------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
1996
Net sales to unaffiliated
  customers.........................  $140,547    $ 2,142    $22,229      $     --        $164,918
Intercompany........................     3,584        316      2,804        (6,704)             --
                                      --------    -------    -------      --------        --------
     Total net sales................  $144,131    $ 2,458    $25,033      $ (6,704)       $164,918
                                      ========    =======    =======      ========        ========
Operating income (loss).............  $  7,735    $  (118)   $ 2,166      $     --        $  9,783
                                      ========    =======    =======      ========        ========
Identifiable assets.................  $ 75,569    $ 1,205    $13,933      $     --        $ 90,707
                                      ========    =======    =======      ========
Corporate assets....................                                                         1,357
                                                                                          --------
     Total assets at yearend........                                                      $ 92,064
                                                                                          ========
1997
Net sales to unaffiliated
  customers.........................  $134,802    $24,004    $47,297      $     --        $206,103
Intercompany........................     7,413        208      5,624       (13,245)             --
                                      --------    -------    -------      --------        --------
     Total net sales................  $142,215    $24,212    $52,921      $(13,245)       $206,103
                                      ========    =======    =======      ========        ========
Operating income....................  $  6,325    $ 1,382    $ 3,779      $     --        $ 11,486
                                      ========    =======    =======      ========        ========
Identifiable assets.................  $ 86,123    $23,706    $31,371      $     --        $141,200
                                      ========    =======    =======      ========
Corporate assets....................                                                         9,284
                                                                                          --------
     Total assets at yearend........                                                      $150,484
                                                                                          ========
1998
Net sales to unaffiliated
  customers.........................  $157,711    $28,458    $78,676      $     --        $264,845
Intercompany........................     2,960        199      4,548        (7,707)             --
                                      --------    -------    -------      --------        --------
     Total net sales................  $160,671    $28,657    $83,224      $ (7,707)       $264,845
                                      ========    =======    =======      ========        ========
Operating income....................  $ 12,359    $ 2,251    $ 9,804      $     --        $ 24,414
                                      ========    =======    =======      ========        ========
Identifiable assets.................  $135,113    $29,047    $59,430      $     --        $223,590
                                      ========    =======    =======      ========        ========
Corporate assets....................                                                        25,366
                                                                                          --------
     Total assets at yearend........                                                      $248,956
                                                                                          ========

                            THE KROLL-O'GARA COMPANY

     The Company accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

     The following summarizes the Company's sales in the United States and foreign locations:

                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1996        1997        1998
                                                    --------    --------    --------
                                                         (DOLLARS IN THOUSANDS)
Sales to unaffiliated customers:
  U.S. Government.................................  $ 51,505    $ 43,719    $ 62,149
  Other United States.............................    72,337      73,848      89,853
  Middle East.....................................     7,598       5,887       5,958
  Europe..........................................    11,798      44,022      52,927
  Asia............................................     8,946      10,697      15,467
  Central & South America.........................     5,807      20,123      25,850
  Other Foreign...................................     6,927       7,807      12,641
                                                    --------    --------    --------
                                                    $164,918    $206,103    $264,845
                                                    ========    ========    ========

     Export sales by the Company's domestic operations were approximately 14%, 15% and 18% of net sales for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company is subject to audit and investigation by various agencies which oversee contract performance in connection with the Company's contracts with the U.S. Government. Additionally, the Company's laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the supplemental consolidated financial statements. In addition, contracts with the U.S. Government may contain cost or performance incentives or both based on stated targets or other criteria. Cost or performance incentives are recorded at the time there is sufficient information to relate actual performance to targets or other criteria.

     The Company has foreign operations and assets in Argentina, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, Switzerland and the United Kingdom. In addition, the Company sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, the Company is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

     (b) Major Customers -- During the years ended December 31, 1996, 1997 and 1998 sales in the Security Products and Services Group to the U.S. Government approximated 31%, 21% and 23% of the Company's net sales, respectively.

                            THE KROLL-O'GARA COMPANY

(15) SUPPLEMENTAL CASH FLOWS DISCLOSURES

     The following is a summary of cash paid related to certain items:

                                                 1996          1997          1998
                                              ----------    ----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest....................  $4,460,514    $4,853,462    $ 4,581,068
                                              ==========    ==========    ===========
  Cash paid for taxes.......................  $  729,193    $3,468,474    $ 4,095,349
                                              ==========    ==========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Issuance of restricted stock..............  $  891,066    $1,356,280    $        --
                                              ==========    ==========    ===========
  Affiliate obligation forgiven in
     connection with the reorganization.....  $  122,000    $       --    $        --
                                              ==========    ==========    ===========
  Fair value of stock issued in connection
     with acquisition of businesses.........  $       --    $8,459,769    $17,133,300
                                              ==========    ==========    ===========
  Fair value of stock issued in connection
     with acquisition of minority
     interest...............................  $       --    $1,243,474    $        --
                                              ==========    ==========    ===========
  Notes issued in connection with
     acquisition of businesses..............  $  505,834    $2,906,513    $        --
                                              ==========    ==========    ===========
  Tax benefit of restricted stock vesting...  $       --    $2,160,341    $        --
                                              ==========    ==========    ===========

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Net sales................................  $57,195    $64,559    $72,808    $70,283
Gross profit.............................   19,238     22,028     25,331     24,930
Net income...............................    3,185      4,142      5,311        451
Earnings per share:
  Basic..................................  $  0.21    $  0.23    $  0.26    $  0.02
  Diluted................................  $  0.20    $  0.23    $  0.26    $  0.02
1997
Net sales................................  $44,369    $51,441    $52,071    $58,222
Gross profit.............................   14,818     17,623     16,633     17,263
Net income (loss)........................    1,665      2,640      2,701     (4,959)
Earnings (loss) per share:
  Basic..................................  $  0.12    $  0.19    $  0.19    $ (0.35)
  Diluted................................  $  0.09    $  0.16    $  0.17    $ (0.35)

(17) SUBSEQUENT EVENTS

     On January 21, 1999, the Company entered into a definitive agreement to acquire all of the outstanding capital stock and common stock equivalents of Background America, Inc. (BAI) for approximately 989,000 shares of Company common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. BAI provides employment screening and compliance services to a variety of

                            THE KROLL-O'GARA COMPANY
industries and will be included in the Company's Investigations and Intelligence Group. The acquisition is subject to the approval of the BAI shareholders and upon completion is expected to qualify as a pooling of interests. Included in the December 31, 1998 consolidated balance sheet is approximately $573,000 of merger costs incurred by the Company which, along with other merger costs subsequently incurred, will be expensed immediately upon consummation of the transaction on a pooling of interests basis.

     On March 1, 1999, the Company acquired all of the capital stock of Financial Research, Inc. (FRI) for approximately $3.3 million, consisting of 101,555 shares of common stock. FRI provides business valuation and economic damage analysis services and will be included in the Company's Investigations and Intelligence Group. The acquisition has been accounted for as a pooling of interests. The pro forma restated results for 1996, 1997 and 1998 would not be materially different from the reported results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except as set forth below, the information required by this Part either will be incorporated by reference from Kroll-O'Gara's definitive Proxy Statement filed with the SEC in connection with its 1999 Annual Meeting of Shareholders or will be filed by amendment no later than April 30, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 31, 1999 concerning each of Kroll-O'Gara's executive officers and directors:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Jules B. Kroll............................  57     Chairman of the Board, Chief Executive
                                                   Officer and Director
Thomas M. O'Gara..........................  48     Vice Chairman of the Board and Director
Wilfred T. O'Gara.........................  41     President, Chief Operating Officer and
                                                   Director
Nicholas P. Carpinello....................  49     Controller and Treasurer
Michael G. Cherkasky......................  49     Chief Operating Officer -- Investigations
                                                   and Intelligence Group and Director
Marshall S. Cogan.........................  61     Director
Abram S. Gordon...........................  35     Vice President, General Counsel and
                                                   Secretary
Michael J. Lennon.........................  42     Chief Operating Officer -- Security
                                                   Products and Services and Director
Raymond E. Mabus..........................  50     Director
Nazzareno E. Paciotti.....................  53     Chief Financial Officer
Hugh E. Price.............................  62     Director
Jerry E. Ritter...........................  64     Director
William S. Sessions.......................  68     Director
Howard I. Smith...........................  54     Director

     Jules B. Kroll has been Chairman of the Board and Chief Executive Officer of Kroll-O'Gara since the KHI merger on December 1, 1997. He founded Kroll-O'Gara's Kroll Associates, Inc. subsidiary in 1972 and has been the Chairman of the Board and Chief Executive Officer of Kroll and KHI since their foundings. Mr. Kroll also is a director of United Auto Group, Inc. He has been a director of Kroll-O'Gara since December 1997.

     Thomas M. O'Gara has been Vice Chairman of the Board of Kroll-O'Gara since the KHI merger. He served as Chairman of the Board of Kroll-O'Gara from August 1996 until December 1997. Mr. O'Gara has also been Chairman of the Board of OHE since 1990 and was OHE's Chief Executive Officer from 1990 until 1995. He has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1988. Mr. O'Gara has held numerous executive officer and director positions with Kroll-O'Gara, its subsidiaries and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

     Wilfred T. O'Gara is President and Chief Operating Officer of Kroll-O'Gara. He served as Kroll-O'Gara's Chief Executive Officer from August 1996 until the KHI merger. Mr. O'Gara has been associated with Kroll-O'Gara, its subsidiaries and its predecessors since 1983 and has held numerous executive officer and director positions, including serving as Chief Executive Officer of OHE since January 1996, President and Chief Operating Officer of OHE from 1991 through 1995 and Vice President -- Sales and Marketing of OHE from

1988 until 1991. Mr. O'Gara has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1991. Mr. O'Gara also is a director of LSI Industries, Inc.

     Nicholas P. Carpinello has been Controller and Treasurer of Kroll-O'Gara since the KHI merger. From August 1996 until December 1997 he served as Kroll-O'Gara's Executive Vice President, Chief Financial Officer and Treasurer, positions he also has held with OHE since 1993. Mr. Carpinello has been associated with Kroll-O'Gara and its predecessors since 1984. From 1975 until 1984, he was employed by Arthur Andersen LLP where he served as a manager in the audit and small business consulting divisions.

     Michael G. Cherkasky became Chief Operating Officer of Kroll-O'Gara's Investigations and Intelligence Group in December 1997. Prior to the KHI merger he had been an Executive Managing Director of KHI since April 1997 and Chief Operating Officer of KHI since January 1997. From November 1995 to January 1997, he was the head of KHI's North American Region and from February 1994 to November 1995 he was the head of KHI's Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He became a director of Kroll-O'Gara in December 1997.

     Marshall S. Cogan has been Vice Chairman of Foamex International, Inc., a manufacturer of polyurethane foam products, since May 1997 and Chairman and Chief Executive Officer of United Auto Group, a franchisor of car and light truck dealerships, since April 1997. Mr. Cogan was Chairman of the Board and Chairman of the Executive Committee of Foamex International from 1993 until 1997 and was Chief Executive Officer of Foamex International from 1994 until 1997. Since 1974, Mr. Cogan has been the principal shareholder, Chairman or Co-Chairman of the Board of Directors, and Chief Executive Officer or Co-Chief Executive Officer, of Trace International Holdings, Inc., a holding company operating businesses in the auto sales, foam, textile and publishing industries. Mr. Cogan has been a director of Kroll-O'Gara since December 1997.

     Abram S. Gordon is Vice President, General Counsel and Secretary of Kroll-O'Gara. Prior to joining Kroll-O'Gara in January 1997, he was with the law firm of Taft, Stettinius & Hollister LLP, Cincinnati, Ohio, from October 1987 until December 1996.

     Michael J. Lennon became Chief Operating Officer of Kroll-O'Gara's Security Products and Services Group in December 1997. He also has been the President and Chief Operating Officer of OHE since January 1996. Mr. Lennon joined OHE in February 1994 as Manager of Commercial and Military Programs; he became Vice President for Sales, Marketing and Program Management in October 1994 and served OHE in that capacity through 1995. Prior to joining OHE, Mr. Lennon had 15 years' experience in engineering, manufacturing, quality control and marketing with General Electric Company, which he joined in 1979. From 1990 to 1994, he was Manager of Advanced Technology Marketing for their G.E. Aircraft Engines business. He became a director of Kroll-O'Gara in March 1998.

     Raymond E. Mabus is President of International Management and Development Group Ltd., a provider of workforce analysis, foreign investment planning and resource generation services, and of counsel to the law firm of Baker, Donaldson, Bearman and Caldwell. He also manages a family timber business. He served as the United States' Ambassador to the Kingdom of Saudi Arabia from 1994 until 1996, as a consultant to Mobil Telecommunications Technology from 1992 until 1994 and as Governor of the State of Mississippi from 1988 until 1992. Mr. Mabus has been a director of Kroll-O'Gara since November 1996.

     Nazzareno E. Paciotti has been Chief Financial Officer of Kroll-O'Gara since the KHI merger. Prior to the KHI merger he had been the Chief Financial Officer of KHI since 1992. From 1990 to 1992, he was a Managing Director and the Controller of the Henley Group (the parent of PneumoAbex Inc. and Fisher Scientific, a laboratory supply company) and from 1988 to 1990, he was a Vice President and the Controller of PneumoAbex Inc., an aerospace contractor specializing in the manufacture of landing gear and flight actuating systems.

     Hugh E. Price is engaged in business development activities for Kroll-O'Gara. During 1995 and 1996, prior to joining Kroll-O'Gara, he was a consultant to various businesses and organizations. Until his retirement in 1995, Mr. Price had been employed by the Central Intelligence Agency since 1964. His positions with the Agency included Deputy and Associate Deputy Director for Operations (1991-1995), Chief and Deputy Chief for

Counterintelligence (1988-1990) and Director of Personnel (1986-1988). Mr. Price became a director of Kroll-O'Gara in October 1996.

     Jerry E. Ritter is currently a consultant to Anheuser-Busch Companies, Inc., a company engaged in the brewing and family entertainment businesses. He also is Chairman of the Board of Clark Enterprises, Inc., the general partner of the Kiel Center and the St. Louis Blues Hockey Club. From 1990 until 1996, Mr. Ritter served as Executive Vice President and Chief Financial and Administrative Officer for Anheuser-Busch Companies, Inc. Prior to that time, he served Anheuser-Busch in various other managerial and executive capacities. Mr. Ritter also is a director of The Earthgrains Company, Brown Group, Inc. and OmniQuip International, Inc. He became a director of Kroll-O'Gara in January 1997.

     William S. Sessions is a partner in the law firm of Sessions & Sessions L.C. and is a consultant to various public and private businesses. From 1987 until 1993, Mr. Sessions was Director of the Federal Bureau of Investigation. He served as a United States District Judge for the Western District of Texas from 1974 until 1987. Mr. Sessions is a director of Zenith National Insurance Company. He has been a director of Kroll-O'Gara since November 1996.

     Howard I. Smith has been Executive Vice President, Chief Financial Officer and Comptroller of AIG since 1996. From 1984 until 1996, Mr. Smith was Senior Vice President and Comptroller of AIG. From 1975 until 1984 Mr. Smith was a partner in the independent public accounting firm of Coopers & Lybrand. Mr. Smith also is a director of AIG, 20th Century Industries, International Lease Finance Corporation and Transatlantic Holdings, Inc. He became a director of Kroll-O'Gara in December 1997.

     Directors of Kroll-O'Gara are elected annually. Officers of Kroll-O'Gara are elected annually and serve at the discretion of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) The following consolidated financial statements of Kroll-O'Gara and its subsidiaries are included in
         Item 8:

          Reports of Independent Public Accountants

             - Arthur Andersen LLP

             - Deloitte & Touche LLP

          Consolidated Balance Sheets

             - As of December 31, 1997 and 1998

          Consolidated Statements of Operations

             - For the Years Ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Shareholders' Equity

             - For the Years Ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows

             - For the Years Ended December 31, 1996, 1997 and 1998

          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements.

(b)   Reports on Form 8-K

        During the quarter ended December 31, 1998, Kroll-O'Gara filed the following current reports on
           Form 8-K:

        - Date of Report: September 1, 1998 (filed October 23, 1998); Items 7(a) and 7(b), reporting the pro forma financial statements of Kroll-O'Gara and Kizorek, Inc. and the historical financial statements of Kizorek, Inc.

        - Date of Report: September 22, 1998 (filed October 6, 1998); Item 5, reporting the completion of the acquisition of all of the assets of Protec, S.A.

        - Date of Report: October 22, 1998 (filed November 23, 1998); Item 5, reporting the pro forma financial statements of Kroll-O'Gara and Laboratory Specialists of America, Inc. and the historical financial statements of Laboratory Specialists of America, Inc.

        - Date of Report: December 7, 1998 (filed December 22, 1998); Items 2 and 7(c), reporting the completion of the acquisition of Laboratory Specialists of America, Inc.

(c)   Exhibits: See the Exhibit Index beginning on page      .

(d)   Financial Statements: Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 1999.

                                          THE KROLL-O'GARA COMPANY

                                          By /s/ JULES B. KROLL

                                            ------------------------------------
                                            Jules B. Kroll
                                            Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March, 1999.

                      SIGNATURE                                                   TITLE
                      ---------                                                   -----

/s/ JULES B. KROLL                                       Chairman of the Board and Chief Executive Officer
-----------------------------------------------------    (principal executive officer)
Jules B. Kroll

/s/ THOMAS M. O'GARA*                                    Vice Chairman of the Board
-----------------------------------------------------
Thomas M. O'Gara

/s/ WILFRED T. O'GARA*                                   Director
-----------------------------------------------------
Wilfred T. O'Gara

/s/ NAZZARENO E. PACIOTTI                                Chief Financial Officer (principal financial officer)
-----------------------------------------------------
Nazzareno E. Paciotti

/s/ NICHOLAS P. CARPINELLO                               Controller and Treasurer (principal accounting officer)
-----------------------------------------------------
Nicholas P. Carpinello

/s/ MICHAEL G. CHERKASKY*                                Director
-----------------------------------------------------
Michael G. Cherkasky

/s/ MARSHALL S. COGAN*                                   Director
-----------------------------------------------------
Marshall S. Cogan

/s/ MICHAEL J. LENNON*                                   Director
-----------------------------------------------------
Michael J. Lennon

/s/ RAYMOND E. MABUS*                                    Director
-----------------------------------------------------
Raymond E. Mabus

/s/ HUGH E. PRICE*                                       Director
-----------------------------------------------------
Hugh E. Price

/s/ JERRY E. RITTER*                                     Director
-----------------------------------------------------
Jerry E. Ritter

/s/ WILLIAM S. SESSIONS*                                 Director
-----------------------------------------------------
William S. Sessions

/s/ HOWARD I. SMITH*                                     Director
-----------------------------------------------------
Howard I. Smith

* Pursuant to Power of Attorney

/s/ ABRAM S. GORDON
-----------------------------------------------------
Abram S. Gordon, Attorney-in-fact

                                LIST OF EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1        Amended and Restated Articles of Incorporation of the
           Company (1)
3.2        Code of Regulations of the Company (2)
4.1        Note Purchase Agreement, dated as of May 30, 1997, between and among the Company, Connecticut General Life Insurance
           Company, Life Insurance Company of North America,
           Massachusetts Mutual Life Insurance Company, The Traveler's
           Insurance Company, and the Guardian Life Insurance Company
           of America (3)
10.1       Agreement to armor HMMWVs between the Company and the United
           States Army Tank and Automotive Command, dated May 12, 1994, as amended (2)
10.2       Systems Technical Support Agreement between the Company and the United States Army, dated January 20, 1997 (4)
10.3       Aircraft Lease between O'Gara-Hess & Eisenhardt Armoring
           Company and Longline Leasing, Inc. and Excel Armor Products,
           Inc., dated February 13, 1995, as amended (2)
10.4       1996 Stock Option Plan, as amended (12)*
10.5       Employment Agreement between the Company and Thomas M.
           O'Gara, dated August 23, 1996 (2)*
10.6       Employment Agreement between the Company and Wilfred T.
           O'Gara, dated August 23, 1996 (2)*
10.7       Employment Agreement between the Company and Nicholas P.
           Carpinello, dated August 23, 1996 (2)*
10.8       Employment Agreement between O'Gara-Hess & Eisenhardt
           Armoring Company and Michael J. Lennon, dated August 23,
           1996 (2)*
10.9       Plan and Agreement to Merge, dated as of August 8, 1997, by and among The O'Gara Company, VDE, Inc., Kroll Holdings,
           Inc. and Jules B. Kroll (6)
10.10      Amended and Restated Loan Agreement, dated as of December 1,
           1997, between The O'Gara Company, O'Gara-Hess & Eisenhardt
           Armoring Company, Kroll Holdings, Inc., Kroll Associates,
           Inc. and KeyBank National Association (1)
10.11      Supplemental Agreement Modification to acquire 360
           additional armored HMMWVs between United States Army Tank
           and Automotive Armaments Command and O'Gara-Hess and
           Eisenhardt Armoring Company, dated March 31, 1997 (5)
10.12      AUI Retainer Agreement (6)
10.13      Amended and restated lease of office space in New York, New
           York between Progress Partners and Kroll Associates, Inc.
           (6)
10.14      Registration Rights Agreement, dated August 8, 1997, among
           Thomas M. O'Gara, Jules B. Kroll and the Company (6)
10.15      Registration Rights Agreement between American International
           Group, Inc. and the Company (1)
10.16      Employment Agreement, dated October 17, 1997, between the
           Company and Jules B. Kroll (6)*
10.17      Employment Agreement, dated October 17, 1997, between the
           Company and Nazzareno E. Paciotti (6)*
10.18      Employment Agreement, dated October 17, 1997, between the
           Company and Abram S. Gordon (6)*
10.19      Amendment to Employment Agreement, dated October 17, 1997, between O'Gara-Hess & Eisenhardt Armoring Company and
           Michael J. Lennon (6)*
10.20      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Thomas M. O'Gara (6)*
10.21      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Wilfred T. O'Gara (6)*

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.22      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Nicholas P. Carpinello (6)*
10.23      Form of Promissory Note between Jules B. Kroll and Kroll
           Associates (6)
10.24      Supplemental Agreement Modifications to acquire 738
           additional armored HMMWVs between the United States Army
           Tank and Automotive Armaments Command and O'Gara-Hess &
           Eisenhardt Armoring Company, dated March 31, 1998 and April
           13, 1998 (7)
10.25      Stock Purchase Agreement among The Kroll-O'Gara Company, The
           Kroll-O'Gara Canada Company, Kroll Associates, Inc. and the
           shareholders of Lindquist Avey MacDonald Baskerville Inc.
           and U.S. Holdings, Inc. dated June 1, 1998 (8)
10.26      Agreement and Plan of Merger dated June 30, 1998 among The
           Kroll-O'Gara Company, Kroll-O'Gara Acquisition Co., Inc.,
           Kizorek, Inc. and William Kizorek (9)
10.27      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Oklahoma, Inc. and Laboratory
           Specialists of America, Inc. dated as of October 21, 1998
           (10)
10.28      Amended and Restated Loan Agreement, dated October 30, 1998, among The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
           Armoring Company, Kroll Holdings, Inc., Kroll Associates,
           Inc. and Keybank National Association (10)
10.29      Agreement and Plan of Merger dated as of December 31, 1998 among The Kroll-O'Gara Company, TKOG Delaware, Inc. and
           Securify Inc. (11)
10.30      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Tennessee, Inc. and Background
           America, Inc. dated as of January 21, 1999 (12)
21.1       Subsidiaries of the Company
23.1       Consent of Arthur Andersen LLP
23.2       Consent of Deloitte & Touche LLP
24.1       Power of Attorney
27.1       Financial Data Schedule

---------------

  * Executive compensation agreement

 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-48099 and incorporated herein by reference.

 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-11093 and incorporated herein by reference.

 (3) Filed as an Exhibit to the Company's Current Report on Form 8-K (Date of
     Report: May 30, 1997) and incorporated herein by reference.

 (4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-35845 and incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998 and incorporated herein by reference.

 (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K (Date of
     Report: September 1, 1998) and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-66959 and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Current Report on Form 8-K (Date of
     Report: December 31, 1998) and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-74063 and incorporated herein by reference.