Form 10-K/A
period 1998-12-31
KROLL O GARA CO
filed 1999-04-29
CIK 1020476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $373,623,141 as of March 31, 1999. As of March 31, 1999, 20,870,079 shares of Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Explanatory Note: This amended report is being filed to furnish the Part III information set forth below.

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

     JULES B. KROLL has been Chairman of the Board and Chief Executive Officer of Kroll-O'Gara since the Kroll Holdings merger on December 1, 1997. He founded Kroll-O'Gara's Kroll Associates, Inc. subsidiary in 1972 and has been the Chairman of the Board and Chief Executive Officer of Kroll Associates and Kroll Holdings since their foundings. Mr. Kroll also is a director of United Auto Group, Inc. He has been a director of Kroll-O'Gara since December 1997.

     THOMAS M. O'GARA has been Vice Chairman of the Board of Kroll-O'Gara since the Kroll Holdings merger. He served as Chairman of the Board of Kroll-O'Gara from August 1996 until December 1997. Mr. O'Gara has also been Chairman of the Board of OHE since 1990 and was OHE's Chief Executive Officer from 1990 until 1995. He has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1988. Mr. O'Gara has held numerous executive officer and director positions with Kroll-O'Gara, its subsidiaries and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

     WILFRED T. O'GARA has been President and Chief Operating Officer of Kroll-O'Gara since the Kroll Holdings merger prior to which he had served as Kroll-O'Gara's Chief Executive Officer since August 1996. Mr. O'Gara has been associated with Kroll-O'Gara, its subsidiaries and its predecessors since 1983 and has held numerous executive officer and director positions, including serving as Chief Executive Officer of OHE since January 1996, President and Chief Operating Officer of OHE from 1991 through 1995 and Vice
President -- Sales and Marketing of OHE from 1988 until 1991. Mr. O'Gara has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1991. Mr. O'Gara also is a director of LSI Industries, Inc.

     NICHOLAS P. CARPINELLO has been Controller and Treasurer of Kroll-O'Gara since the Kroll Holdings merger. From August 1996 until December 1997 he served as Kroll-O'Gara's Executive Vice President, Chief Financial Officer and Treasurer, positions he also has held with OHE since 1993. Mr. Carpinello has been associated with Kroll-O'Gara and its predecessors since 1984. From 1975 until 1984, he was employed by Arthur Andersen LLP where he served as a manager in the audit and small business consulting divisions.

     MICHAEL G. CHERKASKY became Chief Operating Officer of Kroll-O'Gara's Investigations and Intelligence Group in December 1997. Prior to the Kroll Holdings merger he had been an Executive Managing Director of Kroll Holdings since April 1997 and Chief Operating Officer of Kroll Holdings since January 1997. From November 1995 to January 1997, he was the head of Kroll Holdings' North American Region and from February 1994 to November 1995 he was the head of Kroll Holdings' Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He became a director of Kroll-O'Gara in December 1997.

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

     RAYMOND E. MABUS is President of International Management and Development Group Ltd., a provider of workforce analysis, foreign investment planning and resource generation services, and of counsel to the law firm of Baker, Donaldson, Bearman and Caldwell. He also manages a family timber business. He served as the United States Ambassador to the Kingdom of Saudi Arabia from 1994 until 1996, as a consultant to Mobil Telecommunications Technology from 1992 until 1994 and as Governor of the State of Mississippi from 1988 until 1992. Mr. Mabus has been a director of Kroll-O'Gara since November 1996.

     NAZZARENO E. PACIOTTI has been Chief Financial Officer of Kroll-O'Gara since the Kroll Holdings merger. Prior to the Kroll Holdings merger he had been the Chief Financial Officer of Kroll Holdings since 1992. From 1990 to 1992, he was a Managing Director and the Controller of the Henley Group (the parent of PneumoAbex Inc. and Fisher Scientific, a laboratory supply company) and from 1988 to 1990, he was a Vice President and the Controller of PneumoAbex Inc., an aerospace contractor specializing in the manufacture of landing gear and flight actuating systems.

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires Kroll-O'Gara's executive officers and directors, and persons who beneficially own more than ten percent of Kroll-O'Gara's equity securities, to file reports of security ownership and changes in that ownership with the Securities and Exchange Commission. These persons also are required by SEC regulations to furnish Kroll-O'Gara with copies of all Section 16(a) forms they file. Based upon a review of copies of these forms and written representations from its executive officers and directors, Kroll-O'Gara believes that all Section 16(a) forms were filed on a timely basis during and for 1998, except that a Form 4 reporting shares sold was filed after its due date by Mr. Cherkasky and amended Forms 5 are being filed after their due date by Messrs. Cogan, Ritter, Sessions and Smith reporting phantom stock units credited under Kroll-O'Gara's new Outside Directors' Deferred
Compensation Plan.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by Kroll-O'Gara and its subsidiaries, for services in all capacities, to Jules B. Kroll, Kroll-O'Gara's Chief Executive Officer, and each of the four other most highly compensated executive officers during 1998. These persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                   ANNUAL COMPENSATION          COMPENSATION AWARDS
                                --------------------------   -------------------------
                                                    OTHER                  SECURITIES
                                                   ANNUAL    RESTRICTED    UNDERLYING
                                                   COMPEN-     STOCK      STOCK OPTION    ALL OTHER
       NAME AND                 SALARY    BONUS    SATION      AWARDS        GRANTS      COMPENSATION
  PRINCIPAL POSITION     YEAR     ($)      ($)       ($)        ($)           (#)            ($)
-----------------------  ----   -------   ------   -------   ----------   ------------   ------------
Jules B. Kroll(1)        1998   375,000       --      --         --              --         31,915(2)
Chairman and Chief       1997   489,583       --      --         --              --         32,965
Executive Officer        1996   500,000   75,000      --         --              --         31,715

Thomas M. O'Gara         1998   275,000       --      --         --              --          3,909(3)
Vice Chairman            1997   252,083       --      --         --          23,150          4,568
                         1996   379,081    7,000      --         --              --          4,912

Wilfred T. O'Gara        1998   350,000      --       --         --              --          2,292(3)
President and Chief      1997   240,000   45,000      --         --          98,150          4,898
Operating Officer        1996   200,231   45,000      --         --          17,000          4,240

Michael G. Cherkasky(1)  1998   400,000       --      --         --              --         25,930(2)
Chief Operating
  Officer --             1997   400,000       --      --         --          25,000         28,914
Investigations and       1996   300,000   75,000     898         --          68,647         26,767
Intelligence Group

Michael J. Lennon        1998   185,000   74,000      --         --              --          2,237(3)
Chief Operating
  Officer --             1997   148,333   70,000      --         --          20,000          5,401
Security Products and    1996   128,334   60,317      --         --          17,000          4,258
Services Group

Nazzareno E.
  Paciotti(1)            1998   275,520   66,667      --         --              --         19,813(2)
Chief Financial Officer  1997   275,520   66,667      --         --          15,000         26,984
                         1996   225,520   50,000      --         --          68,647         24,984

---------------
(1) Messrs. Kroll, Cherkasky and Paciotti were unaffiliated with Kroll-O'Gara prior to the merger with Kroll Holdings in December 1997; however, their compensation information is given on a pooling of interests basis, as if they had been executive officers of Kroll-O'Gara throughout the periods presented.
(2) Represents pension contributions of $14,000 for Mr. Kroll, $16,000 for Mr. Cherkasky and $9,662 for Mr. Paciotti as well as profit-sharing contributions of $500 for each person, supplemental disability plan benefits of $12,465 for Mr. Kroll, $7,516 for Mr. Cherkasky and $6,483 for Mr. Paciotti and group term life insurance benefits of $4,950 for Mr. Kroll, $1,914 for Mr. Cherkasky and $3,168 for Mr. Paciotti.
(3) Represents profit-sharing contributions to the Company's 401(k) Plan of $2,691 for Mr. Thomas M. O'Gara, $1,578 for Mr. Wilfred T. O'Gara and $1,747 for Mr. Lennon as well as executive disability insurance plan benefits of $1,218 for Mr. Thomas M. O'Gara, $714 for Mr. Wilfred T. O'Gara and $490 for Mr. Lennon.

     EMPLOYMENT AGREEMENTS. Commencing December 1, 1997, Kroll-O'Gara has employment agreements, or amendments to existing employment agreements, which expire on November 30, 2000, with each of its executive officers except Mr. Cherkasky providing for annual base salaries in the following amounts: Jules B. Kroll, $375,000; Thomas M. O'Gara, $275,000; Wilfred T. O'Gara, $350,000;
Michael J. Lennon, $185,000; Nazzareno E. Paciotti, $275,000; Nicholas P. Carpinello, $180,000; Abram S. Gordon, $150,000. Each executive officer, including Mr. Cherkasky, also is entitled to participate in an annual bonus plan established by the Compensation Committee of the Board of Directors and to receive up to 50% of his bonus in shares of Kroll-O'Gara's common stock. Pursuant to these employment agreements, employment may be terminated by Kroll-O'Gara at any time with or without cause, except that, in a case of termination without cause, the employee is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. The agreements also provide that if Kroll-O'Gara does not renew the agreement for one year or more at the end of the term, the employee will receive an amount equal to one year's base salary. Each employment agreement restricts the executive officer from competing with Kroll-O'Gara during the term of the agreement, and for two years thereafter if termination of employment is for cause or at the volition of the employee. Each of Messrs. Thomas M. and Wilfred
T. O'Gara has further agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "O'Gara" as a business or trade name and competes with Kroll-O'Gara. Additionally, Mr. Kroll has agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "Kroll" as a business or trade name and competes with Kroll-O'Gara.

     STOCK OPTIONS. No stock options were granted to the named executive officers during 1998. With respect to each named executive officer, the following table sets forth information concerning stock options exercised during 1998 and unexercised stock options held at December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                      NUMBER OF
                                                                     SECURITIES          VALUE OF
                                                                     UNDERLYING         UNEXERCISED
                                                      VALUE          UNEXERCISED       IN-THE-MONEY
                                                   REALIZED ($)      OPTIONS AT         OPTIONS AT
                                                 ----------------    FY-END (#)         FY-END ($)
                                                 (MARKET PRICE ON   -------------   -------------------
                               SHARES ACQUIRED    EXERCISE LESS     EXERCISABLE/       EXERCISABLE/
            NAME               ON EXERCISE (#)   EXERCISE PRICE)    UNEXERCISABLE      UNEXERCISABLE
            ----               ---------------   ----------------   -------------   -------------------
Jules B. Kroll...............          --                 --                   --                    --
Thomas M. O'Gara.............          --                 --         7,716/15,434       210,940/421,935
Wilfred T. O'Gara............       5,000             77,500        44,716/65,434   1,139,384/1,548,312
Michael G. Cherkasky.........          --                 --        98,862/16,667     3,450,378/369,807
Michael J. Lennon............       5,365             98,582        18,301/13,334       512,464/316,692
Nazzareno E. Paciotti........          --                 --        95,529/10,000     3,376,425/221,880

DIRECTORS' COMPENSATION

     Directors who are not employees of Kroll-O'Gara receive annually a $15,000 fee, plus options to purchase 2,000 shares of common stock, for serving as directors. These directors also are paid $1,000 for each Board of Directors meeting attended in person and $750 for Board meetings held by telephone. Each committee Chairman receives an annual fee of $1,600 and committee members, including the Chairman, receive $750 per meeting attended, whether in person or by telephone, unless the meeting occurs on the same day as a Board meeting, in which case no separate fee is paid. Employee directors are not separately compensated for their services as directors.

     Under Kroll-O'Gara's Outside Directors' Deferred Compensation Plan, each nonemployee director is entitled to defer all or a portion of his director's fee into a bookkeeping account. The account is credited with "phantom" Kroll-O'Gara common stock units equivalent in value to the amount of each fee deferred, at the time earned. Unless a later time is selected by a director, the value of the units in the director's account will be paid in cash when the director's service on Kroll-O'Gara's Board terminates or at the time of a "change in control" of Kroll-O'Gara as defined in the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Kroll-O'Gara's common stock on March 31, 1999 by each beneficial owner of more than five percent of the common stock, each director and each named executive officer individually and all directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares.

                                                                  BENEFICIAL
                                                                 OWNERSHIP(1)
                                                              -------------------
                            NAME                               NUMBER     PERCENT
                            ----                              ---------   -------
Jules B. Kroll(2)(3)........................................  2,879,991    13.8
Thomas M. O'Gara(2).........................................  2,433,652    11.7
Wilfred T. O'Gara...........................................    280,772     1.3
Michael G. Cherkasky........................................    127,272       *
Marshall S. Cogan...........................................         --      --
Michael J. Lennon...........................................     25,434       *
Raymond E. Mabus............................................      2,000       *
Nazzareno E. Paciotti.......................................    108,845       *
Hugh E. Price...............................................      8,889       *
Jerry E. Ritter.............................................      2,000       *
William S. Sessions.........................................      2,000       *
Howard I. Smith(2)(4).......................................  1,444,212     6.9
All directors and executive officers as a group
(14 persons)(5).............................................  7,401,365    35.0
American International Group, Inc.(2).......................  1,444,212     6.9

---------------
 *  Less than 1%.
(1) Included in the shares listed are the following numbers of shares of common stock which may be acquired through the exercise of currently exercisable stock options or stock options which become exercisable within 60 days after March 31, 1999; Mr. Kroll, none; Mr. Thomas M. O'Gara, 15,433 shares; Mr. Wilfred T. O'Gara, 37,730 shares; Mr. Cherkasky, 98,862 shares; Mr. Cogan, none; Mr. Lennon, 14,636 shares; Mr. Mabus, 2,000 shares; Mr. Paciotti, 95,529 shares; Mr. Price, 8,889 shares; Mr. Ritter, 1,000 shares; Mr. Sessions, 2,000 shares; Mr. Smith, none; and all directors and executive officers as a group, 305,411 shares.
(2) Mr. Kroll's address is 900 Third Avenue, New York, New York 10022. Mr. O'Gara's address is 9113 LeSaint Drive, Fairfield, Ohio 45014. Mr. Smith's and AIG's address is 70 Pine Street, New York, New York 10270.
(3) Does not include 192,560 shares held by trusts for the benefit of Mr. Kroll's adult children, in which Mr. Kroll disclaims any beneficial interest.
(4) Consists of 1,444,212 shares held by AIG. Mr. Smith disclaims any beneficial interest in these shares.
(5) Includes 1,444,212 shares held by AIG which are deemed to be owned by Mr. Smith and in which he disclaims any beneficial interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with Kroll-O'Gara's initial public offering, the Board of Directors adopted a policy requiring that any future transactions, including loans, between Kroll-O'Gara and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to Kroll-O'Gara than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Board of Directors.

     Described below are certain transactions and relationships between Kroll-O'Gara and its officers, directors and shareholders which have occurred during the last fiscal year. Except with respect to interest rates charged on certain of the intercompany notes and accounts payable/receivable, Kroll-O'Gara believes that the material terms of the various transactions were as favorable as could have been obtained from unrelated third parties.

VICTORY AVIATION

     Victory Aviation Services, Inc. is a Delaware corporation of which Messrs. Thomas M. O'Gara, Wilfred T. O'Gara and Carpinello own approximately 92%, 1% and 1%, respectively, of the outstanding capital stock.

     LEASE AGREEMENTS. Kroll-O'Gara has a Master Equipment Lease with Victory Aviation, entered into in July 1995, under which Kroll-O'Gara leases various items of equipment from Victory Aviation. As of December 31, 1998, Kroll-O'Gara had approximately $1,250,000 of equipment under lease for terms up to 36 months, beginning on various dates between July 1995 and April 1996. Rental expenses were $396,005 for the year ended December 31, 1998.

     SUPPLIER ARRANGEMENTS. During 1995 and 1996, Kroll-O'Gara purchased the dual-hard steel required for its vehicle armoring from Victory Aviation, which distributed the steel for an unrelated third party. At December 31, 1998, Kroll-O'Gara had receivables of $282,345 from Victory Aviation in connection with the prior arrangement, which sum is guaranteed by the shareholders of Victory Aviation. All other aspects of the arrangement have been terminated.

     CORPORATE AIRCRAFT. In February 1995, Kroll-O'Gara entered into a lease for a Gulfstream G-II aircraft owned by Victory Aviation. Effective June 1, 1998, Kroll-O'Gara reached an agreementto amend the corporate aircraft lease.
The terms of the aircraft lease addendumprovide Kroll-O'Gara with a hourly discount from the normal commercial hourlyrate on future charters of corporate aircrafts from Victory Aviation in order toamortize the remaining portion of existing lease deposits from the originalaircraft lease. Kroll-O'Gara had approximately $484,000 in unamortized leasedeposits with Victory Aviation as of December 31, 1998. Rental expense related to the Gulfstrean lease, including amortization of the deposit, was $292,000 in 1998.

     In 1998, Kroll-O'Gara paid Victory Aviation $296,000 relating to use of the G-II aircraft during the roadshow for a stock offering and $270,000 relating to use of another corporate aircraft in connection with the merger with Securify. Kroll-O'Gara believes that the rate paid was equivalent to that charged by Victory Aviation to other unrelated companies for similar services during 1998 and compared favorably to rates charged by another unrelated charter service for similar aircraft.

INTERCOMPANY NOTES AND ACCOUNTS PAYABLE/RECEIVABLE AND CERTAIN LOANS

     In 1998, Mr. Thomas M. O'Gara repaid a $120,191 advance made by OHE prior to Kroll-O'Gara's initial public offering. This amount was not represented by a promissory note. Also in 1998, Mr. Kroll was repaid $332,490 in principal and interest owed him on a promissory note issued by a subsidiary of Kroll Holdings at the time of the merger into Kroll-O'Gara. There were no principal payments made with respect to this note prior to 1998. During 1998, Kroll-O'Gara and Messrs. Thomas M. O'Gara and Kroll agreed to reimburse Kroll-O'Gara for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred for the benefit of both Kroll-O'Gara and the individuals. Amounts due to Kroll-O'Gara at December 31, 1998 pursuant to this agreement were $429,953 from Mr. Thomas M. O'Gara and, after repayment of the promissory note referred to above, $85,672 from Mr. Kroll.

     During 1998, Kroll-O'Gara rendered risk management services, including marketing support, and claims investigations services to AIG and its subsidiaries. Kroll-O'Gara billed AIG and its subsidiaries $4,877,478 in 1998 for these services. The year-end accounts receivable balance for AIG was $1,290,558 at December 31, 1998. Since 1995, Kroll-O'Gara has purchased some of its liability insurance, including Professional Errors and Omissions and Directors and Officers liability insurance, from AIG's subsidiaries. AIG's subsidiaries billed Kroll-O'Gara $474,800 for this insurance during 1998. Kroll-O'Gara obtains the coverage through an independent insurance broker and where possible obtains competitive proposals from unrelated third parties.

BUILDING LEASE

     OLG, Limited, an Ohio limited liability company of which Messrs. Thomas M. O'Gara, Wilfred T. O'Gara, Carpinello and Lennon own approximately 91%, 5%, 1% and 1% of the outstanding capital stock, was formed in March 1996 for the purpose of acquiring and leasing to Kroll-O'Gara a facility located at 4175 Muhlhauser Road, Fairfield, Ohio. OLG sold the building in August 1998. Total lease payments made in 1998 by Kroll-O'Gara to OLG, prior to its sale of the building, were $150,837.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of April, 1999.

                                          THE KROLL-O'GARA COMPANY

                                          By /s/ NICHOLAS P. CARPINELLO
                                            ------------------------------------
                                             Nicholas P. Carpinello
                                             Controller and Treasurer