Form 10-K/A
period 1998-12-31
KROLL O GARA CO
filed 1999-05-10
CIK 1020476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 2)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT of 1934

       For the transition period from              to
                                     -------------    -------------

                        COMMISSION FILE NUMBER 000-21629

                            THE KROLL-O'GARA COMPANY
             (Exact name of registrant as specified in its charter)

                          OHIO                                                  31-1470817
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

                                     PART I

ITEM 1.  BUSINESS


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


     Kroll-O'Gara's operations are divided among the following three business segments:


INVESTIGATIONS AND INTELLIGENCE. Kroll-O'Gara's Investigations and Intelligence Group provides:


     - financial services, including forensic accounting, asset tracing services and pre-acquisition due diligence;



     - business investigations and intelligence services, including litigation support, monitoring, and intellectual property infringement investigations;



     - corporate services, including pre-employment background checking, drug testing, surveillance and vendor integrity programs;



     - corporate security services, including security architecture and planning; and



     - computer forensics services, including data recovery and litigation support.


SECURITY PRODUCTS AND SERVICES. Kroll-O'Gara's Security Products and Services Group provides:


     - armored products, including ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components; and



     - security services, including advanced driver training, force protection training and risk and crisis management.



INFORMATION SECURITY. Kroll-O'Gara's Information Security Group provides objective information security services, including:



     - network and system security assessment;



     - product evaluation and assessment;



     - security policy creation and implementation;



     - security architecture and design; and



     - security training.



     Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous acquisitions, particularly during 1997 and 1998. Some of these acquisitions have been accounted for as poolings of interest. Kroll-O'Gara's consolidated financial statements and the other financial information presented in this annual report have been restated to include these businesses as if they always had been a part of Kroll-O'Gara. As a result, period-to-period comparability is not affected by these acquisitions. Other acquisitions have been accounted for as purchases. The financial results of these businesses are included in Kroll-O'Gara's results from the effective date of each acquisition forward. Therefore, period-to-period comparability is affected by these acquisitions. Further information on the development of Kroll-O'Gara's business, including a chart of acquisitions during 1997 and 1998, is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DISCONTINUED OPERATIONS



     On April 28, 1999, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of Kroll-O'Gara's Voice and Data Communications Group. The Voice and Data Communications Group was engaged in reselling satellite communication and navigation equipment, selling airtime for satellite telephones and designing and installing integrated satellite communications systems in vehicles. Kroll-O'Gara received an outside expression of interest for this business in April 1999 and intends to make the assets of the segment available for sale immediately and expects to complete the disposal of this segment within the next twelve months. As a result of the plan to discontinue operations, the historical financial statements of Kroll-O'Gara, as well as other affected financial information contained in this annual report, have been restated for all periods presented to reflect the discontinued operation's impact on those periods.



PRODUCTS AND SERVICES



     The following table presents the net sales of Kroll-O'Gara's products and services by Group for the periods indicated.



                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Security Products and Services Group........................  $ 79,156   $105,557   $136,844
Investigations and Intelligence Group.......................    77,992     83,108    110,232
Information Security Group..................................        --         --        116
                                                              --------   --------   --------
                                                              $157,148   $188,665   $247,192
                                                              ========   ========   ========


     In addition to the information presented above, see the Notes to Kroll-O'Gara's Consolidated Financial Statements, included elsewhere in this annual report, for business segment data and for information concerning foreign and domestic operations and export sales.

SECURITY PRODUCTS AND SERVICES GROUP


     The following table presents the aggregate net sales for each of the three product categories in Kroll-O'Gara's Security Products and Services Group for the periods indicated.



                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Commercial products.........................................  $ 18,304   $ 54,541   $ 67,594
Military products...........................................    54,596     43,719     59,839
Security services...........................................     6,256      7,297      9,411
                                                              --------   --------   --------
                                                              $ 79,156   $105,557   $136,844
                                                              ========   ========   ========


Commercial Products


     Kroll-O'Gara armors a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and money transport vehicles, to protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, also may be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The types of commercial products produced by Kroll-O'Gara are described below. During 1998, Kroll-O'Gara shipped approximately 990 commercial armored vehicles.

     ARMORED VEHICLES. Kroll-O'Gara produces fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s and from certain underbody explosives. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast-protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000 exclusive of the cost of the base vehicle.



     Fully armored vehicles also include Parade Cars, which are formal limousines used predominantly for official functions by a president or other head of state. These vehicles are usually customized based upon a commercially available chassis which Kroll-O'Gara essentially rebuilds from the ground up. Because the threat of organized assassination attempts is greater for heads of state, these vehicles normally incorporate more advanced armor and sophisticated protection features. These features can include supplemental air and oxygen systems, air purification systems to protect against chemical or biological contamination, underbody fire suppressant systems, tear gas launchers, anti-explosive self-sealing fuel tanks, electric deadbolt door locks, gun ports and bomb scanners. Parade Cars normally sell for $300,000 to in excess of $1.0 million inclusive of the cost of the base vehicle.



     Light armored vehicles are similar in all respects to fully armored vehicles except that substantially less total weight of armoring is added. Therefore, it is possible to armor smaller vehicles such as the Volkswagen Jetta and the General Motors Omega, as well as larger vehicles such as the Mercedes Benz S600 and the Jeep Cherokee. Light armored vehicles are designed to protect against attacks from handguns, such as a 9 mm or .357 Magnum. The price of a light armored vehicle ranges from $5,000 to $60,000 exclusive of the cost of the base vehicle.



     OTHER VEHICLES. Kroll-O'Gara also produces specialty vehicles, Cash-in-Transit money transport vehicles and commercial truck bodies. Specialty vehicles are custom built for a specific mission. Examples of specialty vehicles are Escort Cars, usually convertibles, and Chase Cars, usually closed-top vehicles, in which security personnel ride while in a head of state motorcade. Cash-in-Transit vehicles are used by banks or other businesses to transport currency and other valuables. After starting with a van or small truck, Kroll-O'Gara modifies the base vehicle to provide protection for the cargo and passengers from ballistic and blast threats. Kroll-O'Gara believes that conditions in many emerging growth countries will promote high demand for these vehicles. Kroll-O'Gara also builds commercial truck bodies. The truck bodies are manufactured primarily for 3.5 ton trucks and are installed on chassis produced by a variety of manufacturers.


Military Products


     UP-ARMORED HMMWVS. Kroll-O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for High Mobility Multi-Purpose Wheeled Vehicles, commonly known as HMMWVs. The HMMWV chassis are produced by AM General Corporation and shipped directly to Kroll-O'Gara's facility in Fairfield, Ohio where armor and blast protection components are added. A number of these components are purchased from single source suppliers. The Up-Armored HMMWVs provide exterior protection against various levels of armor-piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, Kroll-O'Gara installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. Kroll-O'Gara charges $70,000 to $110,000 for these ballistic and blast protective systems, which is in addition to the cost of the vehicle. During 1998, Kroll-O'Gara shipped 460 Up-Armored HMMWVs. Kroll-O'Gara also supplies engineering design and prototype services in support of the Up-Armored HMMWV Program, supplies spare parts and logistic support and produces field-installable armoring kits.



     OTHER ARMOR SYSTEMS. Kroll-O'Gara markets armor sub-systems for other tactical wheeled vehicles, such as 0.5 ton and 5.0 ton trucks. Kroll-O'Gara also produces various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation and The Boeing Company. These products include armor for containers for fuels and missile launchers and for pilot protection, and typically involve the use of materials or methods which are unique to Kroll-O'Gara.

Security Services

     Kroll-O'Gara provides a variety of services designed to protect and help its clients manage risks and respond to crisis situations. These services include training and risk and crisis management.


     TRAINING. Kroll-O'Gara offers comprehensive training programs in advanced driving, ballistics, security and counterintelligence, and surveillance. Kroll-O'Gara utilizes various facilities around the world, including its Force Protection Institute in San Antonio, Texas and its newest facility in Mexico City. Kroll-O'Gara offers ballistics training in a progressive and realistic shooting house, encompassing 6,800 square feet of training space, at its facility near Washington, DC. Ballistics training consists of a wide spectrum of combat marksmanship skills which focuses on realistic situations, exposing students to stress while under difficult firing situations. Kroll-O'Gara also offers security and counterintelligence training courses for both U.S. Government agencies and clients in the private sector. These courses provide a history of U.S. counterintelligence efforts and current issues in the field. The training includes instruction on methods of recognizing and deterring political and business intelligence risks. Additionally, Kroll-O'Gara provides training in the detection of, and responses to, surveillance. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.


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

INVESTIGATIONS AND INTELLIGENCE GROUP


     The following table presents the aggregate net sales for each of the Investigations and Intelligence Group's five product categories for the periods indicated.



                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Financial services..........................................  $15,959   $20,955   $ 29,044
Business investigations and intelligence....................   44,077    40,295     46,442
Corporate services..........................................    8,774    14,251     24,215
Corporate security..........................................    9,182     7,607     10,531
Computer forensics..........................................       --        --         --
                                                              -------   -------   --------
                                                              $77,992   $83,108   $110,232
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


Business Investigations and Intelligence Services


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


     PRE-EMPLOYMENT BACKGROUND CHECKS. Kroll-O'Gara verifies job applicant background information for employers. The background investigations are made through the use of databases and independent contractors. The searches include reviews of credit histories, reference checks, criminal records, workers' compensation histories and driving records as well as education and credential verification.


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

Corporate Security Services



     Kroll-O'Gara's corporate security offerings include security architecture and design as well as security planning.


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


Computer Forensics Services


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

INFORMATION SECURITY GROUP


     The Information Security Group has five service categories:



     NETWORK AND SYSTEM SECURITY ASSESSMENT. Kroll-O'Gara can determine categories of threats and risks to the critical systems, services (including e-commerce) and information resources of clients and recommend cost-effective countermeasures. Kroll-O'Gara has leading industry experts on-staff who analyze design strengths and weaknesses in secure protocols and cryptographic algorithms.


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


     SECURITY POLICY CREATION AND IMPLEMENTATION. Kroll-O'Gara has specialists who focus on the development of corporate policies that pertain to computer security. A comprehensive security policy is as unique as the organization that owns it because every organization has different requirements. A security policy not only addresses specific systems, but also describes the organization structure, guidelines and procedures necessary to support the policy.


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


CUSTOMERS


SECURITY PRODUCTS AND SERVICES GROUP


     COMMERCIAL PRODUCTS. Kroll-O'Gara's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. Kroll-O'Gara's private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost, of which import duties and taxes may be a substantial part, and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Kroll-O'Gara's customers for Cash-in-Transit vehicles are generally financial institutions. Purchasing decisions for Cash-in-Transit vehicles depend on many criteria including whether the financial institution is private or governmental, insurance requirements and cost. The geographic distribution of 1998 sales of Kroll-O'Gara's commercial armored vehicles, as a percentage of total 1998 sales for those products, was as follows:


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


     TRAINING. Kroll-O'Gara offers advanced driver training, firearms training and surveillance detection training courses. Many private sector clients are drawn to Kroll-O'Gara's training courses due to Kroll-O'Gara's reputation of providing these services to various governmental agencies. Kroll-O'Gara markets its various courses to its armored commercial vehicle customers and vice versa.



     RISK AND CRISIS MANAGEMENT. A significant portion of Kroll-O'Gara's customers for investigating and negotiating ransom demands in connection with kidnappings and for investigating incidents of product tampering or disparagement arise from a contract with American International Group, Inc., an international multi-risk insurance company, under which Kroll-O'Gara investigates claims by AIG's insureds. Although

Kroll-O'Gara is paid by AIG after claims are made, Kroll-O'Gara's customer is the affected person or entity. Kroll-O'Gara's customers for its information services relating to travel safety are multinational corporations and individuals. Kroll-O'Gara markets its information services to many of its customers for other products and services.

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
                                                                =====


     Kroll-O'Gara's most recent contract with the U.S. Military covers 738 Up-Armored HMMWVs for the U.S. Army and the U.S. Air Force, to be delivered from August 1998 through December 1999. The contract for 378 of those vehicles for the U.S. Air Force was signed in March 1998, with the remaining amount contracted for in April 1998. The award includes an option for an additional 216 vehicles, which was exercised on April 30, 1999. As the Up-Armored HMMWV fleet grows, Kroll-O'Gara is experiencing continued growth in sales of spare parts and related fleet management activity, including a $2.0 million annual contract to support field requirements. This contract was most recently renewed in March 1998.



     In January 1997, Kroll-O'Gara signed a Systems Technical Support contract with the U.S. Military to support continued research and development on the Up-Armored HMMWV program. The four year contract, three of which are option years, was budgeted for $2.5 million in 1997, with $2.5 million options in each of 1998 and 1999 and a $2.0 million option in 2000. In September 1997, the U.S. Military exercised its options for 1998 and 1999. The contract, in part, allows Kroll-O'Gara to make design improvements, to conduct additional testing of materials, components and vehicles and to explore alternate and more advanced armor configurations. The contract requires Kroll-O'Gara to provide 25,000 hours per year of engineering and development time to the U.S. Military. Kroll-O'Gara believes that the knowledge gained from work on the contract also has been of value to its commercial manufacturing programs.


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


     With regard to the security services provided by this Group, Kroll-O'Gara competes with numerous local integrators and small consultant-type businesses, such as Control Risks Group Ltd., and also with large suppliers of security-related equipment such as Western Resources, Inc., Securitas AB, The Wackenhut Corporation, Borg-Warner Security Corporation, Pittway Corporation, Armor Holdings, Inc., ICTS International, N.V. and Tyco International Ltd. The principal competitive factors are the best approach to solving the problems, expertise, price, trust, availability and the company or individual reputation.


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


SEASONALITY, BACKLOG AND RELATED MATTERS



     Approximately 25% of Kroll-O'Gara's net sales during 1998 were derived from U.S. Military contracts and an additional 5% were derived from commercial contracts with U.S. governmental agencies or foreign governments. For 1997, these percentages were 23% and 5%, respectively. Military and governmental contracts generally are awarded on a periodic or sporadic basis. Kroll-O'Gara frequently receives substantial orders in one quarter, the revenues from which are not recognized until one or more subsequent quarters. As a result, Kroll-O'Gara has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. Kroll-O'Gara does not believe that its business is seasonal overall, although historically the first quarter has been weaker than the other three. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.



     Kroll-O'Gara's backlog at December 31, 1997 and 1998 was approximately $50.0 million and $29.3 million, respectively. Backlog consists of net sales value for firm orders not previously included in net sales on the basis of percentage-of-completion accounting. Because many timing and cost factors affect the production and delivery of Kroll-O'Gara's products, there is no certainty as to when net sales will be recognized from Kroll-O'Gara's backlog. However, Kroll-O'Gara expects to ship all of its 1998 backlog in 1999. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.


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


EMPLOYEES





     As of February 28, 1999, Kroll-O'Gara had 2,446 employees, comprised of 110 in marketing and sales, 1,192 in operations, 506 in professional services, 65 in engineering and 573 in general and administrative. Kroll-O'Gara's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. Approximately 134 employees of Kroll-O'Gara's French subsidiary Labbe are employed under agreements with the Confederation Francaise Democratique du Travail. Wage increase parameters are set twice a year by Kroll-O'Gara's local management in consultation with the union. Kroll-O'Gara has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.



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


RISK FACTORS



KROLL-O'GARA MAY NOT BE ABLE TO MANAGE THE GROWTH THAT RESULTS FROM ITS AGGRESSIVE GROWTH STRATEGY.



     Kroll-O'Gara has made multiple acquisitions since January 1, 1997 and currently intends to continue an aggressive acquisition and internal growth strategy. When companies are acquired, Kroll-O'Gara may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Additionally, issues relating to new acquisitions may divert the attention of Kroll-O'Gara's management from existing operations. Kroll-O'Gara also will need to enhance the capabilities of its operational and financial systems and will require additional employees, management and operational and financial resources to support its growth strategy. If Kroll-O'Gara cannot manage its growth for any of these reasons, its operations and earnings could be adversely affected.



THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, KROLL-O'GARA'S U.S. MILITARY BUSINESS WOULD HAVE A MATERIAL ADVERSE EFFECT ON KROLL-O'GARA'S RESULTS OF OPERATIONS.



     U.S. Military contracts account for a significant portion of Kroll-O'Gara's business, representing 33%, 23% and 25% of net sales for 1996, 1997 and 1998, respectively. The U.S. Military funds these contracts in annual increments, and the contracts require subsequent authorization and appropriation which may not occur or which may provide less than the total amount of the contract. Fluctuations in spending by the U.S. Government for national defense could adversely affect Kroll-O'Gara's ability to receive future contracts. Also, the U.S. Government generally may cancel its contracts unilaterally, at its convenience.



KROLL-O'GARA IS DEPENDENT ON SINGLE SOURCE SUPPLIERS OF COMPONENTS FOR ITS UP-ARMORED HMMWVS, WHICH ACCOUNT FOR ALMOST 25% OF ITS NET SALES.



     HMMWVs armored by Kroll-O'Gara are manufactured by AM General Corporation under separate U.S. Military contracts. Should deliveries of HMMWVs to Kroll-O'Gara be significantly interrupted, or should other single source suppliers significantly interrupt deliveries of components for the Up-Armored HMMWV, Kroll-O'Gara probably would not be able to deliver Up-Armored HMMWVs to the U.S. Military on schedule, which could have a material adverse effect on Kroll-O'Gara.



KROLL-O'GARA'S SIGNIFICANT BUSINESS OUTSIDE THE UNITED STATES EXPOSES IT TO NUMEROUS RISKS WHICH, SINGLY OR TOGETHER, COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS.



     In addition to its U.S. facilities, Kroll-O'Gara has operations and assets in Argentina, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, Switzerland and the United Kingdom. Kroll-O'Gara also sells its products and services in other foreign countries and is seeking to increase its level of international business activity. Kroll-O'Gara's international business exposes it to various risks. Currently, the most significant risks relate to regional economic downturns in Central and South America and in Asia. Although the impact of these downturns has been offset to date with growth in other areas of Kroll-O'Gara's business, these results may not continue. Other risks of foreign business include exchange rate fluctuations, foreign currency restrictions, expropriation of assets, war, civil uprisings and riots, government instability, the vagaries of foreign legal systems, and unanticipated taxes, duties or other governmental assessments. Any of these risks could result in a loss of business, significant unexpected write-offs of assets or other unexpected costs which could have a material adverse effect on Kroll-O'Gara.



KROLL-O'GARA'S INABILITY OR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS AND LICENSING REQUIREMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.



     The services provided by Kroll-O'Gara's Investigations and Intelligence Group are subject to various federal, state, local and foreign laws, including privacy laws. Subsidiaries of Kroll-O'Gara hold private investigative licenses from, and their investigative activities are regulated by, government agencies in various jurisdictions. Kroll-O'Gara also utilizes certain data from outside sources, including data from third party vendors and various government and public record services, in performing its services. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll-O'Gara obtains information and conducts its operations, including Kroll-O'Gara's access to data used in its business. However, changes in these laws and regulations, particularly those relating to privacy, could interfere with Kroll-O'Gara's method of operations and access to data and, as a result, have a material adverse effect on Kroll-O'Gara.

     Additionally, the laboratory of Kroll-O'Gara's drug testing subsidiary is certified on the federal level and licensed in a number of states. If the subsidiary fails to continue to meet all applicable requirements, its certification could be suspended or lost, which would result in Kroll-O'Gara not being eligible to perform testing for various clients and would have a material adverse effect on this aspect of Kroll-O'Gara's business.



     Moreover, as a government contractor, Kroll-O'Gara's operations are subject to routine audit to assure compliance with a variety of regulations. Adverse findings in an audit or other investigation, including violations of environmental or labor laws, could result in fines or other penalties up to and including disqualification as a U.S. Government contractor.



KROLL-O'GARA DEPENDS ON THE SERVICES OF MANY OF ITS PROFESSIONAL AND TECHNICAL EMPLOYEES. COMPETITION FOR THESE EMPLOYEES IS INTENSE.



     Kroll-O'Gara is highly dependent on the quality and efforts of the senior managers and professional and technical staff in its Investigations and Intelligence Group and its Information Security Group. Kroll-O'Gara relies heavily on these employees for continued business development. Also, personnel in Kroll-O'Gara's new Information Security Group must be fully up-to-date, and -- indeed -- "ahead of the curve," in the rapidly evolving areas of e-commerce and computer security. Competition for these employees is intense. Kroll-O'Gara's business could be materially and adversely affected if a number of its senior managers and professional and technical employees were to leave and if Kroll-O'Gara were unable to attract and retain qualified replacements.



DUE TO THE NATURE OF ITS BUSINESS, KROLL-O'GARA IS SUSCEPTIBLE TO POTENTIALLY SIGNIFICANT LIABILITY CLAIMS.



     The very nature of Kroll-O'Gara's business exposes it to potential liability claims in instances in which its clients suffer losses in spite of Kroll-O'Gara's efforts to mitigate their risks. Kroll-O'Gara maintains product liability insurance with a maximum per occurrence and annual aggregate limit of $25 million and professional liability insurance with a maximum per occurrence and annual aggregate limit of $15 million. If one or more successful claims substantially exceeded coverage limits, it would have a material adverse effect on Kroll-O'Gara. Also, in the ordinary course of its business, Kroll-O'Gara is subject to claims of third parties other than clients alleging trespass, invasion of privacy and other tortious conduct by its investigators and other personnel, which are not covered by insurance. Although Kroll-O'Gara endeavors to minimize the risk of these claims, a substantial successful claim could have a material adverse effect on Kroll-O'Gara.



THE FAILURE OF THIRD PARTIES TO RESOLVE THEIR YEAR 2000 ISSUES COULD HAVE A MATERIAL ADVERSE EFFECT ON KROLL-O'GARA.



     Although Kroll-O'Gara currently expects to complete its own Year 2000 conversions on a timely basis and without costs that are material to its financial condition or results of operations, many of Kroll-O'Gara's operations, especially in the Investigations and Intelligence Group, rely on third party computer systems and databases. The failure of third parties to address adequately their Year 2000 issues could deprive Kroll-O'Gara of access to information necessary to its business and thereby have a material adverse effect on Kroll-O'Gara's operations and results.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Kroll-O'Gara's common stock trades on the Nasdaq National Market under the symbol "KROG." On March 31, 1999, there were approximately 197 record owners of Kroll-O'Gara common stock.


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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)



     The following selected financial data reflects mergers during 1997 and 1998 which were accounted for as poolings of interest. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll-O'Gara. The selected financial data also includes the completion of other acquisitions in 1997 and 1998 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 1997 and 1998 and for each of the three years ended December 31, 1998, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara presented elsewhere in this annual report. The consolidated financial data as of December 31, 1994, 1995 and 1996 and for the years ended December 31, 1994 and 1995 are derived from Kroll-O'Gara's unaudited consolidated financial statements not included in this annual report. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1994      1995       1996       1997       1998
                                                -------   -------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................................  $91,338   $92,955   $157,148   $188,665   $247,192
Cost of sales.................................   57,990    65,106    111,640    125,453    159,187
                                                -------   -------   --------   --------   --------
     Gross profit.............................   33,348    27,849     45,508     63,212     88,005
Selling, general and administrative expenses,
  including amortization......................   32,227    30,836     36,138     44,589     57,901
Asset impairment..............................       --        --        125         --         --
Merger related expenses.......................       --        --         --      7,205      5,339
                                                -------   -------   --------   --------   --------
  Operating income (loss).....................    1,121    (2,987)     9,245     11,418     24,765
Interest expense..............................   (2,599)   (2,827)    (3,002)    (4,726)    (4,194)
Other income (expense), net...................      533        36        332       (325)     1,310
                                                -------   -------   --------   --------   --------
     Income (loss) from continuing operations
       before minority interest, provision
       (benefit) for income taxes,
       extraordinary item and cumulative
       effect of change in accounting
       principle..............................     (945)   (5,778)     6,575      6,367     21,881
Minority interest.............................       --        --         --       (156)        --
                                                -------   -------   --------   --------   --------
     Income (loss) from continuing operations
       before provision (benefit) for income
       taxes, extraordinary item and
       cumulative effect of change in
       accounting principle...................     (945)   (5,778)     6,575      6,211     21,881
Provision (benefit) for income taxes..........   (1,540)     (824)       365      3,305      7,466
                                                -------   -------   --------   --------   --------
     Income (loss) from continuing operations
       before extraordinary item and
       cumulative effect of change in
       accounting principle...................      595    (4,954)     6,210      2,906     14,415
Income (loss) from operations of discontinued
  Voice and Data Communications Group, net....      (44)     (676)       332       (305)    (1,326)
Loss from operations and disposal of
  discontinued clinical business, net of
  tax.........................................       --        --     (1,274)        --         --
                                                -------   -------   --------   --------   --------
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle...................      551    (5,630)     5,268      2,601     13,089
Extraordinary item, net of tax benefit........       --        --         --       (194)        --
                                                -------   -------   --------   --------   --------
     Income (loss) before cumulative effect of
       change in accounting principle.........      551    (5,630)     5,268      2,407     13,089
Cumulative effect of change in accounting
  principle, net of tax benefit...............       --        --         --       (360)        --
                                                -------   -------   --------   --------   --------
Net income (loss).............................  $   551   $(5,630)  $  5,268   $  2,047   $ 13,089
                                                =======   =======   ========   ========   ========
Basic earnings (loss) per share from
  continuing operations.......................  $  0.07   $ (0.46)  $   0.54   $   0.21   $   0.78
                                                =======   =======   ========   ========   ========
Basic weighted average shares outstanding.....    8,926    10,884     11,607     14,007     18,439
                                                =======   =======   ========   ========   ========
Diluted earnings (loss) per share from
  continuing operations.......................  $  0.02   $ (0.46)  $   0.50   $   0.20   $   0.76
                                                =======   =======   ========   ========   ========
Diluted weighted average shares outstanding...    9,384    10,884     12,161     14,799     18,965
                                                =======   =======   ========   ========   ========

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1994      1995     1996      1997      1998
                                                    -------   ------   -------   -------   -------
BALANCE SHEET DATA:
Working capital...................................  $17,261   $5,130   $11,991   $35,278   $83,370
Net property, plant, and equipment................    7,752    8,305    10,763    17,435    23,825
Total assets......................................   70,772   71,871    89,998   143,869   243,722
Long-term debt, including current portion.........   28,010   29,072    27,939    54,239    41,223
Shareholders' equity..............................   16,926   11,471    23,117    38,468   141,095



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1997 and 1998 (see below), financial results from period-to-period may lack comparability. Additionally, effective December 31, 1998, Kroll-O'Gara established the Information Security Group and, on April 28, 1999, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical revenue amounts have been reclassified to conform to the current categories.



GENERAL



     Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara reports its revenue from continuing operations through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services and the Investigations and Intelligence Group offers business intelligence and investigation services. With the acquisition of Securify Inc., Kroll-O'Gara established a new Information Security Group. The Information Security Group offers information and computer security services, including network and system security review and repair. On April 28, 1999, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group. Accordingly, these operations have been reclassified and reported as discontinued operations.



     On May 5, 1998, Kroll-O'Gara completed a public offering of 3,200,000 shares of its common stock at $20.50 per share, resulting in net proceeds to Kroll-O'Gara of $60.4 million. A portion of the net proceeds was used to repay $14.8 million of indebtedness, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by Kroll-O'Gara, certain shareholders sold 1,860,000 shares of Kroll-O'Gara common stock in conjunction with the offering. The offering followed Kroll-O'Gara's initial public offering, which was completed on November 15, 1996 and resulted in the issuance of 2,048,000 shares of common stock.



     Merger with Kroll Holdings. The merger with Kroll Holdings, Inc. was completed on December 1, 1997. In the Kroll Holdings merger, 6,098,561 shares of common stock were issued and an aggregate of $14.5 million in outstanding indebtedness of Kroll Holdings was repaid. Approximately 550,000 additional shares of Kroll-O'Gara common stock were reserved for issuance upon the exercise of options held by Kroll Holdings employees, which were assumed by Kroll-O'Gara.



     Other Acquisitions. Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous other acquisitions in 1997 and 1998, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases. These acquisitions are listed in the chart which follows.

POOLINGS(1)



       COMPANY                  BUSINESS                  GROUP             DATE ACQUIRED              PRICE
       -------                  --------                  -----             -------------              -----
Laboratory Specialists  Drug testing               Investigations and     December 7, 1998    1,209,053 shares
of America, Inc.(2)                                Intelligence
Securify Inc.           Information security       Information Security   December 31, 1998   1,430,936 shares
                        services
Schiff & Associates,    Security architectural     Investigations and     December 31, 1998   169,521 shares
Inc.                    services                   Intelligence



PURCHASES(3)



       COMPANY                  BUSINESS                  GROUP             DATE ACQUIRED              PRICE
       -------                  --------                  -----             -------------              -----
Labbe, S.A.             Armors commercial          Security Products      January 1, 1997     $10.7 million in cash
                        vehicles and builds        and Services                               and 376,597 shares
                        truck bodies in France
Next Destination,       Distributes high           Voice and Data         February 1, 1997    170,234 shares and $1.6
Limited                 technology products for    Communications                             million in financing
                        the global positioning
                        satellite and satellite
                        communications markets
International           Advanced security          Security Products      March 1, 1997       $0.5 million in cash,
Training, Incorporated  training                   and Services                               68,086 shares and $1.2
                                                                                              million in financing
ZAO IMEA                Armors cash-in transit     Security Products      December 2, 1997    $0.6 million in cash and
                        vehicles and distributes   and Services                               138,889 shares
                        commercial bank
                        equipment in Russia
Corplex, Inc.           Investigative and          Investigations and     March 1, 1998       29,207 shares
                        executive protection       Intelligence
                        services
Lindquist Avey          Forensic and               Investigations and     June 1, 1998        $4.7 million in cash and
MacDonald Baskerville,  investigative accounting   Intelligence                               278,340 shares
Inc.                    services; headquartered
                        in Canada
Kizorek, Inc.           Video surveillance         Investigations and     July 1, 1998        $0.8 million in cash and
                        services                   Intelligence                               352,381 shares
Protec S.A.             Armors cars in Colombia    Security Products      September 30,       $3.2 million in cash and
                                                   and Services           1998                38,788 shares
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



     On January 21, 1999, Kroll-O'Gara entered into a definitive agreement to acquire all of the capital stock of Background America, Inc. of Nashville, Tennessee, in exchange for approximately 900,000 shares of Kroll-O'Gara common stock. Background America provides background investigation services to government, corporate, not-for-profit, professional and other clients. The transaction is expected to be accounted for as a pooling of interests. Background America will report revenue through the Investigations and Intelligence Group.



     On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. of Fort Washington, Pennsylvania, in exchange for 101,553 shares of Kroll-O'Gara common stock valued at approximately $3.3 million, or $32.49 per share. The acquisition has been accounted for as a pooling of interests. Financial Research provides business valuation and economic damage analysis services throughout the United States. It reports revenue through the Investigation and Intelligence Group.



     Revenue recognition. Kroll-O'Gara recognizes net sales from government and most commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara accrues estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.



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

RESULTS OF OPERATIONS



     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:



                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Security products and services
  Commercial................................................   15.6%    32.8%    31.2%
  Military..................................................   34.7     23.2     24.2
Investigations and intelligence.............................   49.6     44.1     44.6
Information security........................................     --       --       --
                                                              -----    -----    -----
  Total net sales...........................................  100.0%   100.0%   100.0%
Cost of sales...............................................   71.0     66.5     64.4
                                                              -----    -----    -----
  Gross profit..............................................   29.0     33.5     35.6
Operating expenses:
  Selling and marketing.....................................    6.3      6.8      7.7
  General and administrative................................   16.7     16.8     15.7
  Asset impairment..........................................    0.1       --       --
  Merger related costs......................................     --      3.8      2.2
                                                              -----    -----    -----
Operating income............................................    5.9      6.1     10.0
Other income (expense):
  Interest expense..........................................   (1.9)    (2.5)    (1.7)
  Interest income...........................................    0.0      0.0      0.5
  Other, net................................................    0.2     (0.3)     0.1
                                                              -----    -----    -----
Income from continuing operations before provision for
  income taxes, extraordinary item and cumulative effect of
  accounting change.........................................    4.2      3.3      8.9
Provision for income taxes..................................    0.2      1.8      3.0
                                                              -----    -----    -----
Income from continuing operations before extraordinary item
  and cumulative effect of accounting change................    4.0      1.5      5.8
Income (loss) from operations of discontinued Voice and Data
  Communications Group, net.................................    0.2     (0.2)    (0.5)
Loss from operations and disposal of discontinued clinical
  business, net of tax......................................   (0.8)      --       --
                                                              -----    -----    -----
Income before extraordinary item and cumulative effect of
  accounting change.........................................    3.4      1.4      5.3
Extraordinary item..........................................     --     (0.1)      --
Cumulative effect of accounting change......................     --     (0.2)      --
                                                              -----    -----    -----
Net income..................................................    3.4%     1.1%     5.3%
                                                              =====    =====    =====



1998 COMPARED TO 1997



     NET SALES. Net sales for the year ended December 31, 1998 increased $58.5 million, or 31%, from $188.7 million in 1997 to $247.2 million in 1998.



     Security Products and Services Group. For the year ended December 31, net sales for the Security Products and Services Group increased $31.3 million, or 30%, from $105.6 million in 1997 to $136.8 million in 1998. The increase includes net sales of commercial products and security services, which increased $15.2 million, or 25%, from $61.8 million in 1997 to $77.0 million in 1998. The increase in commercial net sales was primarily due to continued growth in Kroll-O'Gara's international armoring divisions. During 1996, 1997, and 1998, Kroll-O'Gara initiated start-up armoring operations in Mexico, Brazil and the Philippines, and acquired Labbe, IMEA and the assets of Protec. Kroll-O'Gara will continue its efforts to expand the operations of its existing foreign subsidiaries along with evaluating new acquisition opportunities and opportunities for entry into new markets.



     Increases in net sales for security services also contributed to the increase in commercial net sales for the Security Products and Services Group. Net sales of these services increased $2.1 million, or 29%, for the year ended December 31, 1998 in comparison with 1997.



     Net sales for the Security Products and Services Group include sales of military products and services, which increased $16.1 million, or 37%, from $43.7 million in 1997 to $59.8 million in 1998. In April 1998, Kroll-O'Gara began work on a new contract with the U.S. Military to supply 738 Up-Armored HMMWVs to the U.S. Army and the U.S. Air Force (the "738 Contract"). Production on Kroll-O'Gara's previous contract with the U.S. Military for 360 Up-Armored HMMWVs continued through July 1998. The combination of production on the two contracts was a factor in the increase in net sales. Currently, HMMWV production is based only on the 738 Contract.



     The U.S. Air Force has dictated an aggressive delivery schedule for the 738 Contract. This delivery schedule required Kroll-O'Gara to maintain an increased level of production in 1998 for the Up-Armored HMMWV in comparison with production levels in previous periods. Management expects the level of production and net sales in 1999 to more nearly approximate those of 1997.



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



     COST OF SALES AND GROSS PROFIT. For the year ended December 31, cost of sales increased $33.7 million, or 27%, from $125.5 million in 1997 to $159.2 million in 1998. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales was 33.5% and 35.6% for 1997 and 1998, respectively. This increase is primarily due to an increase in gross profit as a percent of net sales experienced in the Investigations and Intelligence Group. This increase, approximately 5%, was due to high margin engagements booked during the year which are historically infrequent in nature.



     The gross profit percents for the Security Products and Services Group were 28.5% and 28.4% in 1998 and 1997, respectively.



     Because the high margin engagements booked in 1998 are historically infrequent, management does not expect to maintain the level of gross profit as a percent of net sales reflected in the results of the Investigations and Intelligence Group for the year ended December 31, 1998. As always, the gross profit percent will vary on the mix of sales from the three Groups. Kroll-O'Gara historically has experienced its highest levels of gross profit as a percent of net sales in the Investigations and Intelligence Group. As revenue from the Investigations and Intelligence Group increases as a percent of total net sales, the gross profit percent should increase as well.



     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1998, increased $11.4 million, or 22%, to $63.2 million from $51.8 million for the same period in 1997. Included in operating expenses in 1997 were approximately $7.2 million in expenses related to the merger with Kroll Holdings. In 1998 Kroll-O'Gara recorded approximately $5.3 million in merger related expenses associated with the Laboratory Specialists, Schiff and Securify mergers.



     Before merger related expenses, operating expenses increased $13.3 million, or 30%, from $44.6 million in 1997 to $57.9 million in 1998. The increase was primarily attributable to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara in 1998.



     As a percent of net sales, operating expenses, before merger related costs, were 24% in 1997 and 23% in 1998. As a result of investments made by Kroll-O'Gara in facilities and personnel in previous periods, Kroll-O'Gara did not require additional commitment of fixed cost relative to the level of net sales in 1998. As sales increase further, Kroll-O'Gara will be required to commit additional amounts of fixed cost to secure increased incremental net sales.



     INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 decreased $0.5 million, or 11%, to $4.2 million, compared to $4.7 million in 1997. With the completion of Kroll-O'Gara's May 1998 offering, a significant portion of Kroll-O'Gara's indebtedness was repaid (approximately $14.8 million). As a result, Kroll-O'Gara experienced lower interest expense starting in the third quarter of 1998 and expects interest expense to be lower in comparison with periods prior to that offering.



     On May 30, 1997, Kroll-O'Gara entered into an agreement with institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a reduction of the interest rate if specified criteria were met. Kroll-O'Gara complied with the criteria and the step down of rates commenced in the second quarter of 1998. The reduction, which changed the interest rate from 9.56% to 8.56%, contributed to the decrease in interest expense in 1998.



     INTEREST INCOME. Interest income for the year ended December 31, 1998 increased $1.1 million, or 1,377%, to $1.2 million, compared to $0.1 million in 1997. Net proceeds of the May 1998 offering that were not used to repay debt were invested in short-term instruments with maturities of three months or less. The return on these investments was responsible for the increase in interest income in 1998. Management anticipates that it will continue to have funds available for investment in the foreseeable future. As a result, Kroll-O'Gara anticipates it will continue to experience higher levels of interest income in 1999 in comparison with periods prior to the May 1998 offering.



     PROVISION FOR INCOME TAXES. The provision for income taxes was $7.5 million for the year ended December 31, 1998 in comparison with $3.3 million for the same period in 1997. The effective tax rates for the periods were 53% in 1997 and 34% in 1998. In 1997, Kroll-O'Gara booked taxes at an effective rate significantly higher than it had previously experienced largely due to the non-deductibility of some of the merger related expenses incurred in the period. In 1998, Kroll-O'Gara determined that certain of the Kroll Holdings merger expenses qualified for future deductibility which favorably impacted the effective tax rate in 1998.



     In addition, the 1998 tax provision also reflects the favorable impact of foreign locations with statutory tax rates at levels below U.S. tax rates and the reversal of the valuation allowance related to certain foreign net operating loss carryforwards. Management expects the effective tax rate to be approximately 40% in 1999.



     DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group increased $1.0 million from $0.3 million in 1997 to $1.3 million in 1998. This increase was due to increased operating expenses, primarily selling expenses, to support expected revenue growth in 1998. Revenue growth did not occur in 1998 and sales levels remained consistent with 1997 levels. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communications Group's losses, management concluded that a valuation allowance for the entire tax benefit was required in both 1997 and 1998. No provision was made for a loss on disposal of the business as management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

     NET INCOME. Net income increased $11.0 million, or 540%, from $2.0 million in 1997 to $13.1 million in 1998. The increase was due primarily to a $24.8 million increase in gross profit, offset by $11.4 million in increased operating expenses and an increased provision for income taxes, as discussed above.



1997 COMPARED TO 1996



     NET SALES. Net sales increased $31.5 million, or 20%, from $157.1 million in 1996 to $188.7 million in 1997. The primary reasons for this change were the acquisitions made in Kroll-O'Gara's Security Products and Services Group in 1997.



     Security Products and Services Group. Net sales for the Security Products and Services Group increased $26.4 million, or 33%, from $79.2 million in 1996 to $105.6 million in 1997.



     The Group's net sales for 1997 from commercial products and security services were $61.8 million, an increase of $37.3 million, or 152%, over 1996. This increase was due to several factors, including primarily the incorporation of net sales from Labbe and International Training in the Groups's results. Excluding acquisitions, net sales from commercial products and services increased $12.7 million, or 52%. Kroll-O'Gara experienced significant growth in its Brazilian and Mexican armoring subsidiaries. With the purchase of IMEA and the initiation of a start-up armoring operation in the Philippines, the Security Products and Services Group continued its expansion in existing and new markets.



     In 1996, the U.S. Military requested accelerated production of Up-Armored HMMWV's. This resulted in net sales of $54.6 million in 1996. Military net sales returned to a non-accelerated level in 1997, resulting in net sales from military products decreasing by $10.9 million, or 20%, to $43.7 million in 1997.



     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $5.1 million, or 7%, from $78.0 million in 1996 to $83.1 million in 1997. This increase was primarily due to an increase in specimens analyzed by Laboratory Specialists, Kroll-O'Gara's drug testing subsidiary. The increase in specimens analyzed was due to asset purchases made in early 1997, along with additional accounts obtained through normal sales and marketing efforts.



     Most of the revenue reported by the Investigations and Intelligence Group is generated by Kroll Holdings. Throughout 1997, Kroll Holdings was actively involved in various strategic discussions that contemplated the sale of the company. Pending the outcome of the discussions, Kroll Holdings delayed implementation of its internal growth plans. In addition, uncertainties surrounding the outcome of the discussions resulted in the departure of some managers at Kroll Holdings prior to the Kroll Holdings merger. Finally, in connection with the Kroll Holdings merger and in an effort to improve its cost structure, Kroll-O'Gara reduced personnel in some markets. As a result, revenue growth at Kroll Holdings was flat in comparison with 1996.



     COST OF SALES AND GROSS PROFIT. Cost of sales increased $13.8 million, or 12%, from $111.6 million in 1996 to $125.5 million in 1997. The increase in cost of sales was due to increases in Kroll-O'Gara's level of business activity as a result of the acquisitions made in 1997.



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

     OPERATING EXPENSES. Excluding expenses of $7.2 million related to the Kroll Holdings merger, operating expenses increased $8.3 million, or 23%, from $36.3 million in 1996 to $44.6 million in 1997. The $7.2 million in expenses related to the Kroll Holdings merger consisted of approximately $4.6 million in professional fees and expenses and approximately $2.6 million relating to the integration of the operations of the two companies. Included in the integration expenses were bonuses paid to key employees as incentives to remain with Kroll-O'Gara and severance payments made to employees who left Kroll-O'Gara in connection with the merger. Also included was a charge made as a result of the acceleration of the vesting of shares of restricted Kroll Holdings stock immediately prior to the merger. All of the costs related to the Kroll Holdings merger were recognized in 1997 and will have no effect on the earnings of Kroll-O'Gara in future periods.



     Of the $8.3 million increase in operating expenses, exclusive of expenses related to the Kroll Holdings merger, $2.9 million was attributable to the inclusion of operations from the acquisitions made in 1997. The remaining increase in operating expenses reflects Kroll-O'Gara's efforts to expand into new markets, both in the Security Products and Service Group and the Investigations and Intelligence Group. Excluding expenses related to the Kroll Holdings merger, operating expenses as a percent of net sales stayed essentially consistent between the periods at 23.6% in 1997 and 23.1% in 1996.



     Prior to the Kroll Holdings merger, Kroll Holdings was involved in merger discussions with Choicepoint, Inc., then a subsidiary of Equifax, Inc. Choicepoint and Kroll Holdings did not reach a final agreement, and as a result did not consummate the transaction. Approximately $0.5 million of professional fees associated with the Choicepoint transaction are included in Kroll-O'Gara's operating expenses in 1997.



     INTEREST EXPENSE. Interest expense for 1997 increased $1.7 million, or 57%, to $4.7 million, compared to $3.0 million in 1996. The increase in 1997 was the result of increased borrowing to finance Kroll-O'Gara's 1997 acquisitions. Kroll-O'Gara retired a portion of its debt with proceeds from the May 1998 offering.



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



     Kroll-O'Gara incurred taxes at the effective rate of 53% in 1997 due to the non-deductibility of expenses related to the Kroll Holdings merger in the period and the impact of foreign losses for which no benefit can be provided.



     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Kroll-O'Gara had previously capitalized costs related to the reengineering of some of its information systems. The capitalized amount, approximately $0.6 million before tax, was expensed in 1997 in accordance with Emerging Issues Task Force No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." The amount expensed is shown net of applicable tax benefit of $0.2 million.



     DISCONTINUED OPERATIONS. In connection with the acquisition of National Psychopharmacology Laboratory, Inc. Kroll-O'Gara's Laboratory Specialists subsidiary attempted to sell the clinical testing and analysis lines of business of National Psychopharmacology without success. In the fourth quarter of 1996, Laboratory Specialists discontinued these operations resulting in a loss from the discontinued operation of $0.5 million and a loss on the disposal of $0.8 million, after giving effect to tax benefits of $0.3 million and $0.5 million, respectively.



     In 1997, the loss from operations related to the discontinued Voice and Data Communications Group was $0.3 million compared to income from operations of this business in 1996 of $0.3 million. The $0.6 million decrease was directly related to an increase in interest and amortization expense as a result of the acquisition of Next Destination in February 1997. No tax provision was provided for in 1996 due to the S corporation status of OHE described above. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communications Group's loss in 1997, management concluded that a valuation allowance for the entire tax benefit was required.



     NET INCOME. Net income decreased $3.2 million, or 61%, from $5.3 million in 1996 to $2.0 million in 1997. This decrease was due primarily to increased operating expenses of $8.3 million, $7.2 million in merger expenses and an increased provision for income taxes of $2.9 million, offset in part by increased gross profit of $17.7 million, as discussed above.



LIQUIDITY AND CAPITAL RESOURCES



     General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.



     Credit Facility. Kroll-O'Gara's credit agreement with KeyBank National Association, entered into in May 1997, was amended effective October 30, 1998. The amendment to the credit agreement allows Kroll-O'Gara to maintain the same capacity on its revolving credit facility ($7.0 million) and its letter of credit facility (approximately $7.7 million), while reducing the applicable interest rates and revising the covenant restrictions. The interest rate on the revolving credit facility will vary based on financial ratios between prime less 1.75% to prime less 0.25%, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.50%. The covenants contained in the original credit agreement were no longer appropriate given Kroll-O'Gara's capital structure following the May 1998 offering. The covenants were adjusted to reflect the changes experienced by Kroll-O'Gara and the changes anticipated in future periods.



     As of March 31, 1999, there were no borrowings under the revolving credit agreement. The remaining proceeds from the May 1998 offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of Kroll-O'Gara for the next twelve months. In addition, Kroll-O'Gara expects to have proceeds available from the sale of its Voice and Data Communications Group.



     Kroll-O'Gara intends to pursue its strategy of acquiring risk mitigation companies in an effort to consolidate its position in the industry. To that end, Kroll-O'Gara will continue to review additional sources of capital, which may include additional bank borrowings or equity offerings, as they become necessary.



     Cash flows from operating activities. Operating activities used $10.5 million in net cash for the year ended December 31, 1998 in comparison with $11.2 million in net cash provided by operating activities in 1997. Since the inception of Kroll-O'Gara's contract with the U.S. Government to armor the HMMWV through the time of the merger with Kroll Holdings and the acquisitions completed in 1997 and the first quarter of 1998, Kroll-O'Gara was designated a Small Business according to U.S. Government procurement regulations. Thereafter, Kroll-O'Gara's designation was changed to Large Business for government procurement purposes.



     The change in designation affects progress payments made by the government to Kroll-O'Gara over the course of a contract, and Kroll-O'Gara's cash flow, in two ways. First, the progress payments are determined using a smaller percentage of total cost committed than before. Second, Kroll-O'Gara is reimbursed for vendor invoices paid instead of expenses incurred. Although these changes will not affect the total amount ultimately collected, they defer some of the amounts previously included as part of a progress payment until the vehicles are delivered.



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



     Cash flows from investing activities. Historically, Kroll-O'Gara has limited its capital expenditure requirements by leasing certain assets. Capital expenditures totaled $7.0 million for the year ended December 31, 1998, and $5.5 million for the same period in 1997. Additions to databases totaled $4.2 million and $3.9 million for the year ended December 31, 1998 and 1997, respectively.



     The levels of capital expenditures and additions to databases are in excess of the amounts permitted by the credit agreement between Kroll-O'Gara and KeyBank, due mainly to Kroll-O'Gara's mergers and acquisitions in 1998. KeyBank has provided Kroll-O'Gara a waiver from the requirements of these covenants.



     In addition to capital expenditures, 1997 investing activities included the acquisitions of Labbe, IMEA and International Training, which required a total cash outlay of $10.7 million, net of cash acquired. In 1998, the acquisitions of Lindquist Avey, InPhoto, Holder and Fact Finders as well as the assets of Protec, Pathology Laboratories, Accu-Path, Harrison Laboratories and TOXWORX Laboratories required cash of approximately $18.5 million, net of cash acquired. Management anticipates that, as Kroll-O'Gara continues to pursue strategic acquisitions, additional cash outlays will be required.



     Cash flows from financing activities. Net cash provided by financing activities was $58.3 million and $17.9 million for the year ended December 31, 1998 and 1997, respectively. Cash from financing activities in 1998 includes approximately $60.4 million in net proceeds from the May 1998 offering. In addition, Laboratory Specialists completed a private offering of its stock in June 1998 with proceeds of approximately $2.3 million. Approximately $14.8 million of the proceeds from these transactions was used to repay indebtedness of Kroll-O'Gara. The amounts not used to repay debt were invested in short-term instruments and are being used as necessary for acquisitions, working capital and other general corporate purposes.



     Cash flows from Financing Activities also include convertible preferred stock issued by Securify in 1998, which was converted to Kroll-O'Gara common stock in Kroll-O'Gara's acquisition of Securify. The net proceeds to Securify associated with these shares were approximately $5.5 million.



     Net cash provided by financing activities in 1997 largely reflects borrowing under the Senior Notes that was used to finance certain acquisitions and working capital requirements.



     Net cash used in discontinued operations was $5.3 million in 1997 compared with $1.8 million in 1998. Cash used in 1997 reflects increased working capital investments due to the acquisition of Next Destination in February 1997. Cash was used in 1998 primarily to fund the Voice and Data Communications Group's net loss.



     Foreign operations. Kroll-O'Gara attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries, maintaining reserves for credit losses, maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge Kroll-O'Gara's risk from translation gains and losses.



     Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At December 31, 1998 eight such contracts, maturing between January 1999 and December 2000, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts were

$18.3 million and $0.9 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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


     Additionally, Kroll-O'Gara is implementing a plan to prepare its remaining systems for Year 2000. Kroll-O'Gara has completed an inventory of all its computer software and embedded technology and has prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, Kroll-O'Gara now is in the process of evaluating the findings from its inventory and formulating plans of action. Kroll-O'Gara anticipates that it will have taken all the necessary steps to ensure no interruption of services as a result of the Year 2000 issue by the third quarter of 1999.



     Total Year 2000 compliance cost is estimated to be approximately $4.0 million, of which approximately $3.6 million relates to the new enterprise systems and will be capitalized. The remaining approximately $0.4 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements, and is not expected to be material to Kroll-O'Gara's results of operations or cash flows. Total costs relating to this plan paid as of December 31, 1998 were $0.2 million. There can be no assurance that the final costs of the Year 2000 program will not exceed current management estimates.



     Many of the operations of Kroll-O'Gara's largest revenue groups are manual. The manufacture of bullet resistant vehicles and some of the investigation and intelligence services provided by Kroll-O'Gara are not largely dependent on embedded technology. If, however, the databases of public records relied upon by the Investigations and Intelligence Group are not available due to lack of compliance with Year 2000, manual searches would be required, which would increase the cost and length of time as well as negatively effect the quality of investigations. Kroll-O'Gara is actively engaged in evaluating and confirming compliance in this area. To the extent that third party providers upon which Kroll-O'Gara is dependent are not Year 2000 compliant or are likely not to be compliant, contingency plans will be prepared if possible, although there currently is no timetable in place for this action. However, viable alternatives may not be available.



     Kroll-O'Gara believes that its internal computer software and systems will not experience significant disruption in connection with Year 2000. However, there can be no assurance that third-party failures to resolve the Year 2000 issue will not have an adverse effect on Kroll-O'Gara. In particular, if Kroll-O'Gara's internal computer software and systems or those of one or more third parties experience any significant disruption in connection with the Year 2000 issue, the disruption could affect Kroll-O'Gara's ability to conduct business and may have a material adverse effect on operations and results.


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


     Forward-Looking Statements. This annual report contains statements which Kroll-O'Gara believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Kroll-O'Gara's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by a number of external factors such as actions of competitors, changes in laws and regulations, customer demand, effectiveness of programs, strategic relations, fluctuations in the cost and availability of resources, and foreign economic conditions, including currency rate fluctuations. Particular risks are discussed in more detail in "Business -- Risk Factors."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign operations." In addition, the information set forth in Note 13 "Fair Value of Financial Instruments" to Kroll-O'Gara's 1998 Consolidated Financial Statements is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To The Kroll-O'Gara Company:



     We have audited the accompanying consolidated balance sheets of THE KROLL-O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Kroll Holdings, Inc., a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of The Kroll-O'Gara Company and reflect total revenues of 45 percent of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Kroll Holdings, Inc., is based solely upon the report of the other auditors.



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


  April 28, 1999

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 1997
(August 8, 1997 as to Notes 7 and 17)

                            THE KROLL-O'GARA COMPANY



                          CONSOLIDATED BALANCE SHEETS


                        AS OF DECEMBER 31, 1997 AND 1998



                                                                  1997            1998
                                                              ------------    ------------
ASSETS (NOTE 7)
CURRENT ASSETS:
     Cash and cash equivalents..............................  $  9,444,916    $ 12,716,709
     Marketable securities..................................        22,969      13,285,322
     Trade accounts receivable, net of allowance for
       doubtful accounts of approximately $2,984,789 and
       $2,375,142 in 1997 and 1998, respectively (Notes 2
       and 4)...............................................    33,044,536      47,547,106
     Unbilled revenues (Note 2).............................     3,081,481       7,766,015
     Related party receivables (Note 6).....................       920,067       2,720,464
     Costs and estimated earnings in excess of billings on
       uncompleted contracts (Note 4).......................    11,897,801      26,408,097
     Inventories (Note 4)...................................    16,665,644      18,607,062
     Prepaid expenses and other.............................     5,313,942       7,683,774
     Deferred tax asset (Note 5)............................       572,697              --
     Net current assets of discontinued operations (Note
       17)..................................................     6,026,768       6,836,920
                                                              ------------    ------------
          Total current assets..............................    86,990,821     143,571,469
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 2 and 8):
     Land...................................................     1,827,507       1,856,003
     Buildings and improvements.............................     8,081,013       8,271,967
     Leasehold improvements.................................     5,212,513       6,276,054
     Furniture and fixtures.................................     4,680,699       5,944,300
     Machinery and equipment................................    13,500,247      18,303,405
     Construction-in-progress...............................     1,037,528       2,860,011
                                                              ------------    ------------
                                                                34,339,507      43,511,740
     Less- accumulated depreciation.........................   (16,904,830)    (19,686,536)
                                                              ------------    ------------
                                                                17,434,677      23,825,204
                                                              ------------    ------------
DATABASES, net of accumulated amortization of $19,505,625
  and $22,788,857 in 1997 and 1998, respectively (Note 2)...     8,335,211       9,238,903
COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE
  ASSETS, net of accumulated amortization of $1,457,021 and
  $3,750,180 in 1997 and 1998, respectively (Notes 2 and
  3)........................................................    23,426,486      57,943,319
OTHER ASSETS:
     Other assets (Note 4)..................................     2,976,549       4,867,958
     Net non-current assets of discontinued operations (Note
       17)..................................................     4,704,972       4,274,853
                                                              ------------    ------------
                                                                39,443,218      76,325,033
                                                              ------------    ------------
                                                              $143,868,716    $243,721,706
                                                              ============    ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY



                          CONSOLIDATED BALANCE SHEETS


                        AS OF DECEMBER 31, 1997 AND 1998



                                                                  1997            1998
                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving lines of credit (Note 7).....................  $    559,112    $         --
     Current portion of long-term debt (Note 8).............     4,038,080       1,965,752
     Trade accounts payable.................................    27,321,823      32,121,642
     Related party payables (Note 6)........................       998,152         341,358
     Billings in excess of costs and estimated earnings on
       uncompleted contracts................................       250,870         182,656
     Accrued liabilities....................................    14,132,579      19,963,608
     Income taxes currently payable.........................       845,753         760,340
     Deferred income taxes (Note 5).........................            --         895,108
     Customer deposits......................................     3,566,097       3,970,607
                                                              ------------    ------------
          Total current liabilities.........................    51,712,466      60,201,071
                                                              ------------    ------------
OTHER LONG-TERM LIABILITIES.................................     1,532,730       1,542,588
DEFERRED INCOME TAXES (Note 5)..............................     2,514,606       1,625,363
LONG-TERM DEBT, net of current portion (Note 8).............    49,641,484      39,257,245
                                                              ------------    ------------
          Total liabilities.................................   105,401,286     102,626,267
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
SHAREHOLDERS' EQUITY (Note 1):
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized; none issued..............................            --              --
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 14,795,244 and 20,685,629 shares issued
       and outstanding in 1997 and 1998, respectively.......       147,952         206,856
     Additional paid-in-capital.............................    58,912,209     149,993,769
     Retained deficit.......................................   (20,208,821)     (7,119,915)
     Deferred compensation..................................            --      (1,113,936)
     Accumulated other comprehensive income (loss)..........      (383,910)       (871,335)
                                                              ------------    ------------
          Total shareholders' equity........................    38,467,430     141,095,439
                                                              ------------    ------------
                                                              $143,868,716    $243,721,706
                                                              ============    ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY



                     CONSOLIDATED STATEMENTS OF OPERATIONS


              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
NET SALES................................................     $157,148,211   $188,665,197   $247,192,113
COST OF SALES............................................      111,639,843    125,453,193    159,186,573
                                                              ------------   ------------   ------------
         Gross profit....................................       45,508,368     63,212,004     88,005,540
OPERATING EXPENSES:
  Selling and marketing..................................        9,850,385     12,872,804     19,097,474
  General and administrative.............................       26,287,618     31,716,665     38,803,521
  Asset impairment (Note 2(i))...........................          124,531             --
  Merger related costs...................................               --      7,204,926      5,339,358
                                                              ------------   ------------   ------------
         Operating expenses..............................       36,262,534     51,794,395     63,240,353
                                                              ------------   ------------   ------------
         Operating income................................        9,245,834     11,417,609     24,765,187
OTHER INCOME (EXPENSE):
  Interest expense.......................................       (3,002,496)    (4,725,540)    (4,193,823)
  Interest income........................................            6,167         79,973      1,181,579
  Other, net.............................................          326,078       (405,101)       127,898
                                                              ------------   ------------   ------------
         Income from continuing operations before
           minority interest, provision for income taxes,
           extraordinary item and cumulative effect of
           change in accounting principle................        6,575,583      6,366,941     21,880,841
  Minority interest......................................               --       (156,223)            --
                                                              ------------   ------------   ------------
         Income from continuing operations before
           provision for income taxes, extraordinary item
           and cumulative effect of change in accounting
           principle.....................................        6,575,583      6,210,718     21,880,841
  Provision for income taxes.............................          365,547      3,304,993      7,466,464
                                                              ------------   ------------   ------------
         Income from continuing operations before
           extraordinary item and cumulative effect of
           change in accounting principle................        6,210,036      2,905,725     14,414,377
  Discontinued operations (Note 2(h) and 17(b)):
         Loss from operations of discontinued clinical
           business, net of tax benefit of $257,904......         (500,636)            --             --
         Loss on disposal of clinical business, net of
           tax benefit of $489,420.......................         (773,580)            --             --
         Income (loss) from operations of discontinued
           voice and data communications group, net (Note
           17(b))........................................          332,595       (305,207)    (1,325,471)
                                                              ------------   ------------   ------------
         Income before extraordinary item and cumulative
           effect of change in accounting principle......        5,268,415      2,600,518     13,088,906
  Extraordinary loss, net of applicable tax benefit of
    $129,250 (Note 7)....................................               --       (193,875)            --
                                                              ------------   ------------   ------------
         Income before cumulative effect of change in
           accounting principle..........................        5,268,415      2,406,643     13,088,906
  Cumulative effect of change in accounting principle,
    net of applicable tax benefit of $240,000 (Note
    2(s))................................................               --       (360,000)            --
                                                              ------------   ------------   ------------
         Net income......................................     $  5,268,415   $  2,046,643   $ 13,088,906
                                                              ============   ============   ============
  Earnings per share (Note 2(p)):
         Basic...........................................     $       0.45   $       0.15   $       0.71
                                                              ============   ============   ============
         Diluted.........................................     $       0.42   $       0.14   $       0.69
                                                              ============   ============   ============
  Weighted average shares outstanding (Note 2(p)):
         Basic...........................................       11,607,329     14,006,638     18,438,919
                                                              ============   ============   ============
         Diluted.........................................       12,160,974     14,799,322     18,964,734
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

                            THE KROLL-O'GARA COMPANY


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                              ADDITIONAL
                                                  COMPREHENSIVE    COMMON      PAID-IN        RETAINED       DEFERRED
                                       SHARES        INCOME        STOCK       CAPITAL        DEFICIT      COMPENSATION
                                     ----------   -------------   --------   ------------   ------------   ------------
BALANCE, December 31, 1995, as
  previously reported..............  10,020,277                   $ 70,534   $ 22,040,722   $(17,652,332)  $        --
Adjustment for pooling of interests
  (Note 3).........................     862,846                      8,628      5,374,337      1,430,709            --
                                     ----------                   --------   ------------   ------------   -----------
BALANCE, December 31, 1995, as
  restated.........................  10,883,123                     79,162     27,415,059    (16,221,623)           --
Distributions to shareholders,
  prior to the offering............          --                         --             --       (230,000)           --
Sale of common stock between
  shareholders prior to the
  offering.........................          --                         --         39,780             --            --
Issuances of stock under employee
  benefit plans (Note 11)..........     528,308                      4,073        911,813             --            --
Initial public offering of common
  stock, net of issuance costs of
  approximately $3,550,000 (Note
  1)...............................   2,048,000                     51,359     14,820,458             --            --
Distribution of previously taxed S
  Corp earnings to S Corp
  shareholders (Note 1)............          --                         --             --     (9,000,000)           --
Forgiveness of affiliate obligation
  (Note 6).........................          --                         --             --        122,000            --
Comprehensive income:
    Net income.....................          --    $ 5,268,415          --             --      5,268,415            --
    Other comprehensive income, net
      of tax:
      Foreign currency translation
        adjustment, net of $237,000
        tax benefit................          --       (355,534)         --             --             --            --
      Unrealized appreciation of
        marketable securities, net
        of $9,000 tax provision....          --         14,167          --             --             --            --
      Other comprehensive income
        (loss).....................          --       (341,367)         --             --             --            --
      Comprehensive income.........          --    $ 4,927,048          --             --             --            --
                                     ----------    -----------    --------   ------------   ------------   -----------
BALANCE, December 31, 1996.........  13,459,431                    134,594     43,187,110    (20,061,208)           --
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 11)............     749,757                      7,497      6,296,786             --            --
Issuance of stock in conjunction
  with the acquisition of
  businesses and minority interest
  (Note 3).........................     823,371                      8,234      9,695,009             --            --
Issuance of stock in conjunction
  with the settlement of a note
  payable..........................      21,721                        217        232,282             --            --
Purchase and retirement of common
  stock (Note 11 (c))..............    (259,036)                    (2,590)      (498,978)    (2,194,256)           --
Comprehensive income:
    Net income.....................          --    $ 2,046,643          --             --      2,046,643            --
    Other comprehensive income, net
      of tax:
      Foreign currency translation
        adjustment, net of $157,000
        tax benefit................          --       (236,393)         --             --             --            --
      Unrealized depreciation of
        marketable securities, net
        of $2,400 tax benefit......          --         (3,698)         --             --             --            --
      Other comprehensive income
        (loss).....................          --       (240,091)         --             --             --            --

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                     INCOME (LOSS)      TOTAL
                                     -------------   ------------
BALANCE, December 31, 1995, as
  previously reported..............    $ 197,548     $  4,656,472
Adjustment for pooling of interests
  (Note 3).........................           --        6,813,674
                                       ---------     ------------
BALANCE, December 31, 1995, as
  restated.........................      197,548       11,470,146
Distributions to shareholders,
  prior to the offering............           --         (230,000)
Sale of common stock between
  shareholders prior to the
  offering.........................           --           39,780
Issuances of stock under employee
  benefit plans (Note 11)..........           --          915,886
Initial public offering of common
  stock, net of issuance costs of
  approximately $3,550,000 (Note
  1)...............................           --       14,871,817
Distribution of previously taxed S
  Corp earnings to S Corp
  shareholders (Note 1)............           --       (9,000,000)
Forgiveness of affiliate obligation
  (Note 6).........................           --          122,000
Comprehensive income:
    Net income.....................           --        5,268,415
    Other comprehensive income, net
      of tax:
      Foreign currency translation
        adjustment, net of $237,000
        tax benefit................           --               --
      Unrealized appreciation of
        marketable securities, net
        of $9,000 tax provision....           --               --
      Other comprehensive income
        (loss).....................     (341,367)        (341,367)
      Comprehensive income.........           --               --
                                       ---------     ------------
BALANCE, December 31, 1996.........     (143,819)      23,116,677
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 11)............           --        6,304,283
Issuance of stock in conjunction
  with the acquisition of
  businesses and minority interest
  (Note 3).........................           --        9,703,243
Issuance of stock in conjunction
  with the settlement of a note
  payable..........................           --          232,499
Purchase and retirement of common
  stock (Note 11 (c))..............           --       (2,695,824)
Comprehensive income:
    Net income.....................           --        2,046,643
    Other comprehensive income, net
      of tax:
      Foreign currency translation
        adjustment, net of $157,000
        tax benefit................           --               --
      Unrealized depreciation of
        marketable securities, net
        of $2,400 tax benefit......           --               --
      Other comprehensive income
        (loss).....................     (240,091)        (240,091)


                                                                              ADDITIONAL
                                                  COMPREHENSIVE    COMMON      PAID-IN        RETAINED       DEFERRED
                                       SHARES        INCOME        STOCK       CAPITAL        DEFICIT      COMPENSATION
                                     ----------   -------------   --------   ------------   ------------   ------------
      Comprehensive income.........          --    $ 1,806,552          --             --             --            --
                                     ----------    -----------    --------   ------------   ------------   -----------
BALANCE, December 31, 1997.........  14,795,244                    147,952     58,912,209    (20,208,821)           --
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000.......................   4,716,757                     47,168     68,289,755             --            --
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 11)....     428,625                      4,286      4,473,859             --            --
Issuance of stock in conjunction
  with the acquisition of
  businesses (Note 3)..............     745,003                      7,450     17,125,850             --            --
Deferred compensation related to
  stock options....................          --                         --      1,192,096             --    (1,113,936)
Comprehensive income:
      Net income...................          --    $13,088,906          --             --     13,088,906            --
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $764,000 tax
          benefit..................          --       (476,956)         --             --             --            --
        Reclassification adjustment
          for gain on securities
          included in net income,
          net of $7,000 tax
          benefit..................          --        (10,469)         --             --             --            --
        Other comprehensive income
          (loss)...................          --       (487,425)         --             --             --            --
        Comprehensive income.......          --    $12,601,481          --             --             --            --
                                     ----------    ===========    --------   ------------   ------------   -----------
BALANCE, December 31, 1998.........  20,685,629                   $206,856   $149,993,769   $ (7,119,915)  $(1,113,936)
                                     ==========                   ========   ============   ============   ===========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                     INCOME (LOSS)      TOTAL
                                     -------------   ------------
      Comprehensive income.........           --               --
                                       ---------     ------------
BALANCE, December 31, 1997.........     (383,910)      38,467,430
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000.......................           --       68,336,923
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 11)....           --        4,478,145
Issuance of stock in conjunction
  with the acquisition of
  businesses (Note 3)..............           --       17,133,300
Deferred compensation related to
  stock options....................           --           78,160
Comprehensive income:
      Net income...................           --       13,088,906
      Other comprehensive income,
        net of tax:
        Foreign currency
          translation adjustment,
          net of $764,000 tax
          benefit..................           --               --
        Reclassification adjustment
          for gain on securities
          included in net income,
          net of $7,000 tax
          benefit..................           --               --
        Other comprehensive income
          (loss)...................     (487,425)        (487,425)
        Comprehensive income.......           --               --
                                       ---------     ------------
BALANCE, December 31, 1998.........    $(871,335)    $141,095,439
                                       =========     ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY



                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 15)


              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                 1996          1997          1998
                                                              ----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $5,268,415   $  2,046,643   $13,088,906
  Adjustments to reconcile net income to net cash provided
    by (used in) continuing operations-
    Loss (income) from discontinued operations..............    (332,595)       305,207     1,325,471
    Depreciation and amortization...........................   5,248,788      6,285,168     8,346,384
    Bad debt expense........................................   8,508,317      2,034,151     1,199,355
    Shareholder stock compensation..........................     930,846      1,356,280            --
    Loss on write-off of notes receivable...................          --         35,434            --
    Share in net income of joint ventures...................     (19,224)      (121,650)           --
    Gain on sale of marketable securities...................    (108,646)       (14,503)      (10,469)
    Asset impairment........................................     174,531             --            --
    Disposal of clinical business...........................   1,263,000             --            --
    Noncash compensation expense............................          --             --        78,160
  Change in assets and liabilities, net of effects of
    acquisitions and dispositions-
    Receivables-trade and unbilled..........................  (6,094,993)    (5,916,021)  (11,667,459)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................  (7,237,435)     3,290,709   (14,510,296)
    Inventories, prepaid expenses and other assets..........  (2,014,575)    (5,960,074)   (4,701,950)
    Accounts payable and income taxes currently payable.....   1,393,907      8,432,316     2,618,406
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................    (653,807)      (801,365)      (68,214)
    Amounts due to/from related parties.....................    (472,124)       412,999    (2,457,191)
    Deferred taxes..........................................  (1,150,316)      (156,892)     (725,135)
    Accrued liabilities, long-term liabilities and customer
      deposits..............................................   4,551,759        (14,923)   (3,037,603)
                                                              ----------   ------------   -----------
         Net cash provided by (used in) continuing
           operations.......................................   9,255,848     11,213,479   (10,521,635)
                                                              ----------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net...........  (3,473,979)    (5,475,361)   (6,980,754)
  Additions to databases....................................  (3,250,360)    (3,856,914)   (4,186,924)
  Decrease in notes receivable -- shareholder...............     233,253             --            --
  Acquisitions, net of cash acquired (Note 3)...............  (2,139,123)   (10,710,128)  (18,462,000)
  Sale (purchases) of marketable securities, net............     200,313         35,424   (13,262,353)
  Other.....................................................     (66,711)       266,004            --
                                                              ----------   ------------   -----------
         Net cash used in investing activities of continuing
           operations.......................................  (8,496,607)   (19,740,975)  (42,892,031)
                                                              ----------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees.......................................          --       (723,727)           --
  Net repayments under revolving lines of credit............    (252,818)    (9,376,835)     (559,112)
  Proceeds from debt........................................     179,569     44,902,987       284,877
  Payments of long-term debt................................  (3,245,524)   (10,042,503)  (13,662,425)
  Proceeds from notes payable -- shareholder................   2,000,000        500,000            --
  Repayment of notes payable -- shareholder.................    (803,745)    (7,238,766)           --
  Net proceeds from issuances of common stock...............  14,871,817             --    68,336,923
  Purchase and retirement of stock..........................          --     (2,695,824)           --
  Foreign currency translation..............................     (46,185)      (189,497)     (548,602)
  Distributions to shareholders, including preferred
    dividends...............................................  (9,230,000)            --            --
  Proceeds from exercise of stock options and warrants......         445      2,776,466     4,478,145
                                                              ----------   ------------   -----------
         Net cash provided by financing activities of
           continuing operations............................   3,473,559     17,912,301    58,329,806
                                                              ----------   ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   4,232,800      9,384,805     4,916,140
Effects of foreign currency exchange rates on cash and cash
  equivalents...............................................      34,032        (75,931)      106,049
Net cash used in discontinued operations....................  (3,817,805)    (5,276,535)   (1,750,396)
                                                              ----------   ------------   -----------
CASH AND CASH EQUIVALENTS, beginning of year................   4,963,550      5,412,577     9,444,916
                                                              ----------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of year......................  $5,412,577   $  9,444,916   $12,716,709
                                                              ==========   ============   ===========



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION



     The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively the "Company"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. The Company's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services, including network and system security review and repair. See Note 17(b) for a discussion of the discontinuance of the Voice and Data Communications Group.



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



     (d) Marketable Securities -- The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) for the year ended December 31, 1996. Under SFAS 115, the Company must classify its debt and marketable securities as either trading, available-for-sale or held-to-maturity. The Company's marketable security investments consist largely of available-for-sale municipal obligations. These securities are valued at current market value, which approximates cost.



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



Buildings and improvements...........................    5-40 years
Furniture and fixtures...............................    5-10 years
Machinery and equipment..............................    5-12 years
Leasehold improvements...............................    Life of lease
Vehicles.............................................    5 years



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



     (h) Discontinued Operation -- Clinical Business -- In connection with the acquisition of a company specializing in forensic and clinical testing and analysis, the Company shut down the clinical operations effective in the fourth quarter of 1996. The Company had intended to sell the clinical business, however, negotiations with three potential buyers failed. The revenues related to the discontinued clinical operation for the year ended December 31, 1996 were approximately $3,413,000. The related operating loss and shut down expenses of the clinical business are included in the accompanying consolidated statements of operations as "loss from operations of discontinued clinical business" and "loss on disposal of clinical business," respectively.



     (i) Impairment of Long-Lived Assets -- Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

                            THE KROLL-O'GARA COMPANY

Disposed Of" (SFAS 121). This standard requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with this standard, the Company periodically reviews the carrying value of these assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Company believes no impairment exists at December 31, 1998. However, it is possible, due to a change in circumstances, that carrying values could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.



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



     (j) Costs in Excess of Assets Acquired -- Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in a purchase business combination. Amortization is recorded on a straight-line basis over periods ranging from 15 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 1996, 1997 and 1998 was $129,243, $550,156 and $1,388,077, respectively.



     (k) Other Intangible Assets -- Other intangible assets, comprised mainly of customer lists and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over a fifteen year period and the non-compete agreements are amortized over the lives of the respective agreements, which range from six months to five years. Amortization of other intangible assets for the years ended December 31, 1996, 1997 and 1998 was $138,646, $333,898 and $905,078, respectively.



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



     (n) Research and Development -- Research and development costs are expensed as incurred. The Company incurred approximately $130,000, $121,000 and $537,000 for the years ended December 31, 1996, 1997 and 1998, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.



     (o) Advertising -- The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1996, 1997 and 1998 were approximately $745,000, $984,000 and $1,798,000, respectively.

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



                                                       YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $ 5,268,415     11,607,329        $0.45
                                                                                   =====
Effect of dilutive securities:
  Options......................................           --        131,932
  Restricted stock.............................     (162,443)       287,482
  Warrants.....................................           --        101,797
  Convertible note payable.....................           --         32,434
                                                 -----------     ----------
Diluted earnings per share.....................  $ 5,105,972     12,160,974        $0.42
                                                 -----------     ----------        -----



                                                       YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $ 2,046,643     14,006,638        $0.15
                                                                                   =====
Effect of dilutive securities:
  Options......................................           --        238,570
  Restricted stock.............................           --        443,152
  Warrants.....................................           --         96,740
  Convertible note payable.....................           --         14,222
                                                 -----------     ----------
Diluted earnings per share.....................  $ 2,046,643     14,799,322        $0.14
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
                                                 ===========     ==========        =====



     Basic and diluted earnings per share based on income from continuing operations were $0.54 and $0.50, respectively, for the year ended December 31, 1996. The basic and diluted per share impact of the discontinued operations was $0.08.



     Basic and diluted earnings per share based on income from continuing operations before extraordinary item and cumulative effect of change in accounting principle were $0.21 and $0.20, respectively, for the year

                            THE KROLL-O'GARA COMPANY
ended December 31, 1997. The basic and diluted per share impact of the discontinued operation was $0.02, the extraordinary item was $0.01 and the basic and diluted per share impact of the change in accounting principle were $0.03 and $0.02, respectively.



     Basic and diluted earnings per share based on income from continuing operations were $0.78 and $0.76, respectively, for the year ended December 31, 1998. The basic and diluted per share impact of the discontinued operation was $0.07.



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



     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain

                            THE KROLL-O'GARA COMPANY
derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.



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



     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the

                            THE KROLL-O'GARA COMPANY
combined results of operations, financial position and cash flows of Kroll as though it had always been a part of the Company.



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



                                               O'GARA          KROLL         COMBINED
                                             -----------    -----------    ------------
Nine months ended September 30, 1997
  (unaudited)
  Revenue..................................  $70,206,200    $53,823,958    $124,030,158
  Loss from discontinued operation.........     (197,000)            --        (197,000)
  Extraordinary item.......................     (193,875)            --        (193,875)
  Net income...............................    4,181,387      1,796,124       5,977,511
Year ended December 31, 1996
  Revenue..................................  $75,007,589    $70,883,058    $145,890,647
  Income from discontinued operation.......      332,595             --         332,595
  Net income (loss)........................    6,658,962       (801,740)      5,857,222



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



     The mergers with LSAI, Schiff and Securify constituted tax-free reorganizations and have been accounted for as pooling of interests transactions. Accordingly, all prior period consolidated financial

                            THE KROLL-O'GARA COMPANY
statements presented have been restated to include the combined results of operations, financial position and cash flows of LSAI, Schiff and Securify as though they had always been a part of the Company.



     There were no transactions between the Company and LSAI, Schiff and Securify prior to the combination and immaterial adjustments were recorded to conform LSAI's, Schiff's and Securify's accounting policies. Certain reclassifications were made to the Company's, LSAI's, Schiff's and Securify's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:



                                      KROLL-
                                      O'GARA
                                    HISTORICAL        LSAI         SCHIFF     SECURIFY      COMBINED
                                    ----------     -----------   ----------   ---------   ------------
Nine months ended September 30,
  1998 (unaudited)
     Revenue.....................  $164,146,336    $12,039,154   $3,531,062   $  48,000   $179,764,552
     Income from discontinued
       operation.................       287,000             --           --          --        287,000
     Net income (loss)...........    11,559,576      1,440,725      582,254    (944,196)    12,638,359
Year ended December 31, 1997
  Revenue........................  $172,975,941    $12,836,953   $2,852,303   $      --   $188,665,197
  Loss from discontinued
     operation...................      (305,207)            --           --          --       (305,207)
  Extraordinary item.............      (193,875)            --           --          --       (193,875)
  Cumulative effect of change in
     accounting principle........      (360,000)            --           --          --       (360,000)
  Net income.....................       709,866      1,329,103        7,674          --      2,046,643
Year ended December 31, 1996
  Revenue........................  $145,890,647    $ 8,726,799   $2,530,765   $      --   $157,148,211
  Income (loss) from discontinued
     operations..................       332,595     (1,274,216)          --          --       (941,621)
  Net income (loss)..............     5,857,222       (585,711)      (3,096)         --      5,268,415



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



     (b) Purchase Transactions -- In addition to the merger with Kroll, the Company completed five other acquisitions in 1997 which were accounted for as purchase business combinations. Three of the 1997 purchase acquisitions have been included in the Company's Security Products and Services Group and two in the Investigations and Intelligence Group. The aggregate purchase price of these five acquisitions amounted to approximately $22.5 million and consisted of $13.4 million in cash, $2.5 million in seller-provided financing and 583,572 shares of common stock (valued at approximately $6.6 million or an average of $11.31 per share). In connection with these acquisitions, the Company entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from fifteen to thirty years. In addition to these 1997 acquisitions, the Company also exercised its option to acquire the minority interest in its O'Gara Brazilian subsidiary for approximately 69,565 shares of common stock valued at approximately $1.2 million.

                            THE KROLL-O'GARA COMPANY

     The Company made one significant acquisition in 1997 which is included above. In February 1997, Labbe, S.A. (Labbe), a company located in France specializing in vehicle armoring systems, was acquired for approximately $14.2 million, consisting of $10.7 million in cash and 376,597 shares of the Company's common stock valued at approximately $3.5 million or $9.29 per share. For accounting purposes, the acquisition was effective on January 1, 1997 and the results of operations of Labbe are included in the consolidated results of operations of the Company from that date forward. The following unaudited pro forma combined results of operations for the year ended December 31, 1996 assumes the Labbe acquisition occurred as of January 1, 1996 (in thousands, except per share data):



                                                         YEAR ENDED
                                                      DECEMBER 31, 1996
                                                      -----------------
Sales.............................................        $181,266
Income from continuing operations.................        $  6,405
Net income........................................        $  5,463
Earnings per share:
  Basic...........................................        $   0.46
  Diluted.........................................        $   0.42



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



     The Company made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed In Photo Surveillance, Inc. (In Photo), a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.0 million, consisting of $0.8 million in cash and 352,381 shares of the Company's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of In Photo are included in the consolidated results of operations of the Company from that date forward. The

                            THE KROLL-O'GARA COMPANY
following unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1998 assumes the In Photo acquisition occurred as of January 1, 1997 (in thousands, except per share data):



                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Sales.......................................................   $203,142      $253,577
Income from continuing operations before extraordinary item
  and cumulative effect of accounting change................   $  3,400      $ 14,330
Net income..................................................   $  2,541      $ 13,005
Earnings per share:
  Basic.....................................................   $   0.22      $   0.70
  Diluted...................................................   $   0.20      $   0.68



     In connection with the 1997 and 1998 purchase acquisitions, assets were acquired and liabilities were assumed as follows (dollars in thousands):



                                                              OTHER 1997                  OTHER 1998
                                                  LABBE      ACQUISITIONS    IN PHOTO    ACQUISITIONS
                                                 --------    ------------    --------    ------------
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash.........................................  $  3,501      $   125       $   192       $    701
  Accounts Receivable..........................     4,689          242         1,743          5,146
  Inventories..................................     3,392          553            --             --
  Unbilled revenue.............................        --           --           269          1,561
  Other current assets.........................       316           11           450            551
  Property, plant and equipment................     3,360          298           955          1,213
  Other non-current assets.....................     2,357            4            --            266
  Costs in excess of assets acquired and other
     intangible assets.........................     7,802        8,268         8,995         27,476
                                                 --------      -------       -------       --------
                                                   25,417        9,501        12,604         36,914
  Less: Cash paid for net assets...............   (10,730)      (2,700)         (800)       (18,555)
  Fair value of debt issued....................        --       (2,551)           --             --
  Fair value of stock issued...................    (3,431)      (3,178)       (8,228)        (8,904)
                                                 --------      -------       -------       --------
                                                 $ 11,256      $ 1,072       $ 3,576       $  9,455
                                                 ========      =======       =======       ========
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed and acquisition costs....  $  9,287      $ 1,053       $ 3,376       $  8,746
  Debt.........................................     1,969           19           200            709
                                                 --------      -------       -------       --------
                                                 $ 11,256      $ 1,072       $ 3,576       $  9,455
                                                 ========      =======       =======       ========

                            THE KROLL-O'GARA COMPANY

(4) BALANCE SHEET ACCOUNTS



     (a) Trade Accounts Receivable and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts -- The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:



                                                                 DECEMBER 31,
                                                          --------------------------
                                                             1997           1998
                                                          -----------    -----------
United States Military:
  Billed receivables....................................  $ 3,756,035    $ 3,225,664
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..............................    9,253,872     21,042,185
                                                          -----------    -----------
          Total United States Military..................  $13,009,907    $24,267,849
                                                          ===========    ===========



                                                                 DECEMBER 31,
                                                          --------------------------
                                                             1997           1998
                                                          -----------    -----------
Other contracts:
  Billed receivables....................................  $29,288,501    $44,321,442
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..............................    2,643,929      5,365,912
                                                          -----------    -----------
  Total other contracts.................................  $31,932,430    $49,687,354
                                                          ===========    ===========
  Total trade accounts receivable.......................  $33,044,536    $47,547,106
                                                          ===========    ===========
  Total costs and estimated earnings in excess of
     billings on uncompleted contracts..................  $11,897,801    $26,408,097
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



     The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:



                                                    ADDITIONS
                                       BALANCE      CHARGED TO                    BALANCE
                                      BEGINNING     COSTS AND                      END OF
                                      OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                      ----------    ----------    -----------    ----------
Year ended December 31, 1996........  $2,685,171    $3,706,684    $(3,929,718)   $2,462,137
Year ended December 31, 1997........  $2,462,137    $2,043,814    $(1,521,162)   $2,984,789
Year ended December 31, 1998........  $2,984,789    $1,199,355    $(1,809,002)   $2,375,142



     (b) Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:



                                                                 DECEMBER 31,
                                                          --------------------------
                                                             1997           1998
                                                          -----------    -----------
Raw materials...........................................  $ 8,192,678    $ 7,102,009
Vehicle costs and work-in-process.......................    8,472,966     11,505,053
                                                          -----------    -----------
                                                          $16,665,644    $18,607,062
                                                          ===========    ===========

                            THE KROLL-O'GARA COMPANY

     The following summarizes activity in valuation reserves for inventory obsolescence:



                                                 ADDITIONS
                                    BALANCE      CHARGED TO                    BALANCE
                                   BEGINNING     COSTS AND                      END OF
                                   OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                   ----------    ----------    -----------    ----------
Year ended December 31, 1996.....  $       --    $  252,114    $        --    $  252,114
Year ended December 31, 1997.....  $  252,114    $  112,000    $   (23,782)   $  340,332
Year ended December 31, 1998.....  $  340,332    $    9,668    $        --    $  350,000



     (c) Other Assets -- Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:



                                                                       DECEMBER 31,
                                                  USEFUL LIFE    ------------------------
                  DESCRIPTION                       (YEARS)         1997          1998
                  -----------                     -----------    ----------    ----------
Preoperating and start-up costs.................       --        $1,029,784    $1,185,574
Security deposits...............................       --           471,859       989,908
Pending acquisition costs.......................       --                --       573,035
Long-term receivable............................       --           380,000       380,000
Non-refundable deposit on an equipment lease
  with a related party..........................        5           297,025       537,784
Deferred financing fees.........................     7-30           876,667       906,667
Long-term investments...........................       --            21,971            --
Other long-term assets..........................       --            65,720       504,199
                                                                 ----------    ----------
                                                                  3,143,026     5,077,167
                                                                   (166,477)     (209,209)
                                                                 ----------    ----------
                                                                 $2,976,549    $4,867,958
                                                                 ==========    ==========



     Preoperating and start-up costs include costs applicable to bids in process which are deferred when management believes it is probable that future contracts will be obtained. These costs are transferred to contract costs when contracts are awarded or are expensed when the contract award is no longer considered probable. Preopening and start-up costs also include certain costs incurred in connection with establishing operations in new locations. In accordance with SOP 98-5, all such costs will be expensed in the first quarter of fiscal 1999 (see
Note 2(q)).



     (d) Accrued Liabilities -- Accrued liabilities consist of the following at December 31, 1997 and 1998:



                                                                   DECEMBER 31,
                                                            --------------------------
                       DESCRIPTION                             1997           1998
                       -----------                          -----------    -----------
Payroll and related benefits..............................  $ 8,205,962    $ 9,720,120
Property, sales and other taxes payable...................      773,846      2,160,417
Accrued professional fees.................................      385,403      3,485,486
Accrued interest..........................................      564,168        460,923
Accrued hedge contract settlement.........................           --        710,760
Accrued customer list installment payments................      510,345        515,538
Other accruals............................................    3,692,855      2,910,364
                                                            -----------    -----------
                                                            $14,132,579    $19,963,608
                                                            ===========    ===========

                            THE KROLL-O'GARA COMPANY

(5) INCOME TAXES



     Prior to October 28, 1996, OHE was an S Corporation and generally was not responsible for payment of income taxes. Rather, the OHE shareholders were taxed on OHE's taxable income at their respective individual federal and state income tax rates. Therefore, the income generated by OHE was not subject to federal, state or certain foreign income taxes prior to the date of OHE's reorganization on October 28, 1996. Schiff was also an S Corporation for all periods prior to December 31, 1998. Accordingly, the accompanying consolidated financial statements only reflect a provision (benefit) for income taxes for Kroll and LSAI, both of which were C Corporations, for all periods prior to October 28, 1996.



     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.



     The Company's provision (benefit) for income taxes on income (loss) from continuing operations for all periods is summarized as follows:



                                                            1996         1997          1998
                                                          --------    ----------    ----------
Currently payable:
  Federal...............................................  $470,479    $2,800,720    $5,530,085
  State and local.......................................   383,563       576,837       965,158
  Foreign...............................................    83,000     1,364,873     1,834,143
                                                          --------    ----------    ----------
                                                           937,042     4,742,430     8,329,386
                                                          --------    ----------    ----------
Deferred:
  Federal...............................................  (425,558)   (1,213,147)     (733,485)
  State and local.......................................  (145,937)     (224,290)     (129,437)
  Foreign...............................................        --            --            --
                                                          --------    ----------    ----------
                                                          (571,495)   (1,437,437)     (862,922)
                                                          --------    ----------    ----------
                                                          $365,547    $3,304,993    $7,466,464
                                                          ========    ==========    ==========



     A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:



                                      1996                   1997                   1998
                               -------------------    -------------------    ------------------
                                 AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                               ----------    -----    ----------    -----    ----------    ----
Provision for income taxes at
  the federal statutory
  rate.......................  $2,235,698     34.0%   $2,111,644     34.0%   $7,527,009    34.4%
State and local income taxes,
  net of federal benefit.....     156,912      2.4       295,119      4.8       637,004     2.9
Impact of S Corp income/loss,
  prior to reorganization....  (2,087,529)   (31.8)           --       --            --      --
Impact of foreign income,
  prior to reorganization....    (199,095)    (3.0)           --       --            --      --
Nondeductible expenses.......      34,766      0.5     1,338,819     21.5       163,362     0.7
Change in valuation
  allowance..................     109,303      1.7      (755,044)   (12.2)     (528,695)   (2.4)
Effect of foreign
  income/loss................     105,368      1.6       577,743      9.3       (47,924)   (0.2)
Other........................      10,124      0.2      (263,288)    (4.2)     (284,292)   (1.3)
                               ----------    -----    ----------    -----    ----------    ----
  Provision for income
     taxes...................  $  365,547      5.6%   $3,304,993     53.2%   $7,466,464    34.1%
                               ==========    =====    ==========    =====    ==========    ====

                            THE KROLL-O'GARA COMPANY

     The components of the Company's consolidated deferred income tax assets and liabilities as of December 31 are summarized below:



                                                             1997           1998
                                                          -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts.......................  $   844,101    $   432,027
  Depreciation and amortization.........................      564,262        244,693
  Net operating loss carryforwards......................    1,839,743      2,100,179
  Payroll and other benefits............................      594,401      1,721,081
  Other accruals........................................      336,817        707,708
  Acquisition costs.....................................      440,000      1,697,885
  Other.................................................      981,610        512,382
                                                          -----------    -----------
                                                            5,600,934      7,415,955
  Valuation allowance...................................   (2,126,035)    (1,742,925)
                                                          -----------    -----------
       Net deferred tax assets..........................    3,474,899      5,673,030
                                                          -----------    -----------
Deferred tax liabilities:
  Nonaccrual service fee receivable.....................     (212,079)      (156,804)
  Deferred revenue......................................   (1,908,823)    (3,540,825)
  Database capitalization...............................   (2,779,790)    (2,951,351)
  S to C conversion.....................................       (5,223)        (5,223)
  Customer lists, net of amortization...................     (344,000)      (310,667)
  Percentage of completion on foreign subsidiaries......           --       (381,917)
  Foreign leasing transactions..........................           --       (125,827)
  Other.................................................     (166,893)      (720,887)
                                                          -----------    -----------
                                                           (5,416,808)    (8,193,501)
                                                          -----------    -----------
       Net deferred tax liability.......................  $(1,941,909)   $(2,520,471)
                                                          ===========    ===========



     The Company has certain foreign and domestic net operating loss carryforwards, which approximated $1.8 million and $2.0 million at December 31, 1997 and 1998, respectively. The foreign net operating loss carryforwards relate primarily to the United Kingdom, France and the Philippines. The carryforwards expire beginning in 2001. A valuation allowance for the majority of all existing foreign carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.

                            THE KROLL-O'GARA COMPANY

(6) RELATED PARTY TRANSACTIONS



     (a) Summary of Related Party Transactions -- The following summarizes transactions with related parties:



                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Sales
     to Shareholder....................................  $5,325,559    $6,412,244    $4,877,478
     to affiliated entities............................     236,000        21,000            --
Purchases
     from Shareholder..................................     824,348       814,154       474,800
     from affiliated entities..........................   1,176,000       411,000     1,325,410
Lease expense to affiliated entities...................   1,179,000       813,000       839,000
Consulting, commission and legal services expense
     provided by affiliated entities...................     348,000            --            --
     provided by minority shareholders.................     118,000            --            --
     provided by LSAI Director.........................      30,000       170,000       190,000
Non-interest bearing advances to shareholders..........     288,829       525,996       568,213
Air charter fees included in costs of the offering or
  merger costs.........................................     327,000       576,000       566,000
Interest on shareholder notes payable..................      27,000            --            --
Forgiveness of note payable to affiliated entity.......     122,000            --            --
Noninterest bearing advances to affiliates.............          --       282,346       615,851



     (b) Notes Payable-Shareholders -- OHE had certain notes payable to shareholders, which were repaid upon the completion of the Company's initial public offering in 1996. Interest expense associated with these obligations approximated $27,000 for the year ended December 31, 1996.



     The Company has certain amounts due to/from shareholders which include the following amounts at December 31:



                                                                1997        1998
                                                              --------    --------
Amounts due from certain shareholders.......................  $525,996    $568,213
Amounts due to certain shareholders.........................  (309,500)         --
                                                              --------    --------
  Net due from (due to) shareholders........................  $216,496    $568,213
                                                              ========    ========



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

                            THE KROLL-O'GARA COMPANY

     (d) Building and Equipment Leases -- Affiliated Entities -- Effective June 1, 1998, the Company reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum will provide the Company with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $422,000, $234,000 and $292,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company also paid this affiliated entity $327,000 in fiscal 1996 for usage of the aircraft during the roadshow for the initial public stock offering and included such amount in issuance costs. The Company paid $576,000 in fiscal 1997 for usage of the aircraft to consummate the merger with Kroll and included such amount in merger-related costs. The Company paid $296,000 in 1998 for usage of the aircraft during the roadshow for a stock offering and included such amount in stock issuance costs. The Company also paid $270,000 in fiscal 1998 for usage of the aircraft to consummate the merger with Securify and included such amount in merger related costs. Management is of the opinion that the hourly rate paid by the Company was equivalent to the rate charged by the affiliated entity to other unrelated companies for similar services and it was favorably comparable to rates charged by another unrelated charter service for similar aircraft. As of December 31, 1997 and 1998, the Company had approximately $297,025 and $484,371, respectively in unamortized lease deposits with this affiliated entity.



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



     This credit agreement includes financial covenants, which among other restrictions, requires the maintenance of certain financial ratios, including fixed charge coverage and net worth, and impose limitations on foreign investment, total intangible assets, additional indebtedness and capital expenditures. The Company was not in compliance with certain of these covenants as of December 31, 1997 and 1998. These events of non-compliance were waived by the lender. Had the lender not provided a waiver, all amounts outstanding under the credit agreement would have been immediately payable.

                            THE KROLL-O'GARA COMPANY

(8) LONG-TERM DEBT



     The components of long-term debt are as follows at:



                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Senior unsecured notes payable to various institutions,
  interest at 8.56% (9.56% prior to May 1998) payable
  semi-annually, principal payable at maturity in May 2004,
  subject to prepayment penalties...........................  $35,000,000    $35,000,000
Economic Development Revenue Bonds, variable interest rate
  approximating 85% of the bond equivalent yield of 13 week
  U.S. Treasury bills (not to exceed 12%), which
  approximated 4.52% at December 31, 1998, payable in
  scheduled installments through September 2016, subject to
  optional tender by the bondholders and a corresponding
  remarketing agreement, secured by the property, plant and
  equipment of OHE and a bank letter of credit (Note 12)....    1,432,224      1,357,224
Notes payable to former shareholders of acquired companies,
  interest at fixed rates ranging from 6% to 10%, payable in scheduled installments through February 2000, certain
  notes secured by acquired assets..........................    3,345,989      2,526,361
Notes payable to banks, variable interest rates at prime to
  prime plus 0.5% or LIBOR plus 2.5%, fixed rates ranging
  from 8.65% to 10.95%, payable in scheduled installments
  through April 2003 with certain instruments subject to
  prepayment penalties, collateralized by certain real and
  personal property.........................................    9,801,780      1,001,204
Note payable to former shareholder of Kroll, non interest
  bearing, paid in full in January 1998.....................    1,255,402             --
Other notes payable, interest at 7% to 10.9%, payable in
  scheduled installments through September 2007, certain
  notes secured by various equipment........................    2,844,169      1,338,208
                                                              -----------    -----------
                                                               53,679,564     41,222,997
Less- current portion.......................................   (4,038,080)    (1,965,752)
                                                              -----------    -----------
                                                              $49,641,484    $39,257,245
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
                                                              -----------
                                                              $41,222,997
                                                              ===========

                            THE KROLL-O'GARA COMPANY

(9) OPERATING LEASES



     The Company leases office space and certain equipment and supplies under agreements with terms from one to ten years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 1998:



                                                                 TOTAL
                                                              -----------
  1999....................................................    $ 6,391,618
  2000....................................................      5,503,777
  2001....................................................      3,708,492
  2002....................................................      2,843,961
  2003....................................................      2,438,388
Thereafter................................................      8,766,311
                                                              -----------
                                                              $29,652,547
                                                              ===========



     Rental expense charged against current operations amounted to approximately $4,518,000, $4,080,000 and $6,379,000, for the years ended December 31, 1996,
1997 and 1998, respectively.



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



(11) EQUITY ARRANGEMENTS



     (a) Stock Option Plans -- In 1996, the Company adopted a stock option plan (the 1996 Plan) for employee, non-employee directors and consultants. The Company may grant options for up to 1,757,000 shares under the 1996 Plan. Options for 180,000, 482,050 and 360,000 shares were granted during 1996, 1997 and 1998, respectively. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. Additionally, effective with the mergers with Kroll, LSAI and Securify each outstanding stock option was converted at the respective exchange factor into options to purchase Company common stock. After conversion, total stock options granted under the previously existing Kroll, LSAI and Securify stock option plans in 1996, 1997 and 1998 were 209,629, 124,018 and 218,319, respectively.



     In connection with stock options granted by Securify during the year ended December 31, 1998, the Company recorded deferred compensation of $1,192,096, representing the difference between the deemed

                            THE KROLL-O'GARA COMPANY
value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable options. Approximately $78,000 was expensed during the year ended December 31, 1998, and the balance will be expensed ratably over the next four years as the options vest.



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



     Kroll also entered into other agreements with certain of its senior executives which provided additional grants. During 1996, all 144,421 of these previously granted shares fully vested and were issued. Based on a valuation of Kroll, the total value assigned to these shares on the vesting date was $318,780. As a result of the Kroll merger in December 1997, all remaining shares associated with the restricted stock plan vested and all restrictions lapsed on the merger date. In connection with this accelerated vesting the Company recognized compensation expense of approximately $800,000 in 1997, which is included with merger related costs in the accompanying consolidated statement of operations. In addition to the regular tax benefits based on compensation expense recognized, the Company also realized a tax benefit for the fair market value of all restricted shares which became fully vested in 1997. This benefit of approximately $2.2 million has been recognized as an increase to additional paid in capital in the accompanying consolidated statement of shareholders' equity. This balance represents the spread between cumulative compensation expense recognized by the Company for accounting purposes and the cumulative compensation expense recognized for tax purposes based on the fair market value of the shares. No shares were outstanding under the plan as of December 31, 1997 and effective January 2, 1998, further issuances under the plan were ceased by a board resolution.



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



     As a portion of the public offering underwriting compensation, LSAI also issued warrants to purchase 66,000 units at $7.32 per unit, consisting of .4204 shares of common stock of the Company and one warrant

                            THE KROLL-O'GARA COMPANY
for .4204 additional shares of common stock of the Company, exercisable during a four-year period commencing on October 11, 1995 (the "Underwriter Warrants"). The warrants included within each unit were exercisable under the same terms as the warrants issued in connection with the public offering as described above. As a result of the Warrant Redemption, 62,000 of these warrants were exercised for $0.12 per warrant plus $9.51 per share in September and October 1997, and the remaining 4,000 warrants were redeemed. After the Warrant Redemption, the holders of the Underwriter Warrants continue to have the right to exercise the Underwriter Warrants with respect to the .4204 shares of common stock of the Company comprising the unit for $7.20. In November 1997, 30,000 of the Underwriter Warrants were exercised with respect to the .4204 shares of common stock of the Company comprising the unit for $7.20. The remaining 36,000 of the Underwriter Warrants with respect to the .4204 shares of common stock had not been exercised and were outstanding at December 31, 1997. The proceeds from the exercise of all warrants during 1997 are included in net proceeds from exercise of stock options and warrants in the accompanying consolidated statement of cash flows and approximated $2.7 million, net of commissions and other offering expenses.



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



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998:



                                                 YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------
                                         1996            1997             1998
                                      -----------    -------------    -------------
Dividend yield......................           --               --               --
Expected volatility.................  35% - 39.3%      38% - 40.5%            41.4%
Risk-free interest rate.............    6% - 6.5%    5.96% - 6.76%    4.61% - 5.67%
                                          5 - 7.5                         1.5 - 7.5
Expected lives......................        years    5 - 7.5 years            years



     Option grants by the Company during 1996 for 218,887 shares have a weighted -- average exercise price of $9.72, a weighted-average fair value of $5.06 and remaining contractual lives, on a weighted-average basis, of 7.9 years. The remaining 170,742 options granted by the Company during 1996 were determined to have a

                            THE KROLL-O'GARA COMPANY
fair value of $0. The 606,068 options granted by the Company during 1997 have a weighted-average exercise price of $14.95, a weighted-average fair value of $7.68 per option and remaining contractual lives, on a weighted-average basis, of 9.9 years. The 578,319 options granted by the Company during 1998 have a weighted-average exercise price of $13.03, a weighted-average fair value of $9.03 and remaining contractual lives, on a weighted-average basis, of 9.7 years.



     A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998, and the change during the years then ended is presented in the table below:



                                          1996                  1997                   1998
                                   ------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                   SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                   -------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year...  407,022    $6.91       796,651    $6.72     1,306,443    $ 9.47
Granted..........................  389,629     6.52       606,069    14.95       578,319     13.03
Exercised........................       --       --        (5,777)    9.14      (477,894)     8.52
Forfeited/Expired/Cancelled......       --       --       (90,500)   11.76       (33,850)    19.11
                                   -------    -----     ---------    -----     ---------    ------
Outstanding, end of year.........  796,651    $6.72     1,306,443    $9.47     1,373,018    $12.12
                                   =======    =====     =========    =====     =========    ======
Exercisable, end of year.........  261,538    $6.14       761,825    $6.52       855,122    $ 8.31
                                   =======    =====     =========    =====     =========    ======



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



     (b) Employment Agreements -- The Company has employment agreements with its executive officers and management level personnel with annual compensation ranging in value from $57,000 to $400,000, over varying periods extending to December 2003. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also contain certain non-competition clauses and generally provide for one year's salary if the agreement is not renewed.



     As of December 31, 1998, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $32.1 million.



     (c) Legal Matters -- The Company is party to various legal proceedings arising from its operations. Management of the Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Company's financial position, results of operations or its cash flows.

                            THE KROLL-O'GARA COMPANY

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS



     The fair values of significant current assets, current liabilities and long-term debt approximate their respective historical carrying amounts.



     The Company has entered into eight foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries which are denominated in foreign currencies. By virtue of these contracts, the Company has fixed the total dollar amount which they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. As of December 31, 1998, the total notional amount of the contracts, which mature between January 1999 and December 2000, was $18.3 million. The Company's cumulative foreign currency translation adjustment component of shareholders' equity was increased by $346,000 in 1997 and decreased by $702,000 in 1998 as a result of these agreements.



     The Company has estimated the fair value of their foreign exchange contracts based on information obtained from the counterparty of the amount the Company would receive at December 31, 1998 in order to terminate the agreements. As of December 31, 1998, the Company would have paid approximately $1,031,000 upon cancellation of all contracts.



(14) CUSTOMER AND SEGMENT DATA



     Segment Data -- During 1996 and 1997, the Company operated in two business segments, the Security Products and Services Group and the Investigations and Intelligence Group. In addition, in 1998, the Company created the Information Security Group in connection with the merger with Securify.



     The following summarizes information about the Company's business segments:



                                 SECURITY
                                 PRODUCTS    INVESTIGATIONS
                                   AND            AND          INFORMATION
                                 SERVICES     INTELLIGENCE      SECURITY
                                  GROUP          GROUP            GROUP          OTHER        CONSOLIDATED
                                 --------    --------------    -----------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
1996
Net sales to unaffiliated
  customers....................  $ 79,156       $ 77,992         $    --        $    --         $157,148
                                 ========       ========         =======        =======         ========
Gross profit...................  $ 20,472       $ 25,036         $    --        $    --         $ 45,508
                                 ========       ========         =======        =======         ========
Operating income...............  $  6,954       $  2,292         $    --        $    --         $  9,246
                                 ========       ========         =======        =======         ========
Identifiable assets at
  year-end.....................  $ 39,343       $ 45,511         $    --        $    --         $ 84,854
                                 ========       ========         =======
Corporate assets...............                                                      --            1,357
Net assets of discontinued
  operation....................                                                      --            3,880
                                                                                -------         --------
          Total assets at
            year-end...........                                                 $    --         $ 90,091
                                                                                =======         ========
1997
Net sales to unaffiliated
  customers....................  $105,557       $ 83,108         $    --        $    --         $188,665
                                 ========       ========         =======        =======         ========
Gross profit...................  $ 30,006       $ 33,206         $    --        $    --         $ 63,212
                                 ========       ========         =======        =======         ========
Operating income...............  $  8,238       $  3,180         $    --        $    --         $ 11,418
                                 ========       ========         =======        =======         ========
Identifiable assets at
  year-end.....................  $ 74,283       $ 53,468         $    --        $    --         $127,751
                                 ========       ========         =======
Corporate assets...............                                                      --            5,386
Net assets of discontinued
  operation....................                                                      --           10,732
                                                                                -------         --------
          Total assets at
            year-end...........                                                 $    --         $143,869
                                                                                =======         ========

                            THE KROLL-O'GARA COMPANY

                                 SECURITY
                                 PRODUCTS    INVESTIGATIONS
                                   AND            AND          INFORMATION
                                 SERVICES     INTELLIGENCE      SECURITY
                                  GROUP          GROUP            GROUP          OTHER        CONSOLIDATED
                                 --------    --------------    -----------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
1998
Net sales to unaffiliated
  customers....................  $136,844       $110,232         $   116        $    --         $247,192
                                 ========       ========         =======        =======         ========
Gross profit (loss)............  $ 39,345       $ 49,380         $  (395)       $  (324)        $ 88,006
                                 ========       ========         =======        =======         ========
Operating income (loss)........  $ 22,822       $ 13,282         $(2,194)       $(9,145)        $ 24,765
                                 ========       ========         =======        =======         ========
Identifiable assets at
  year-end.....................  $102,294       $103,657         $ 4,288        $    --         $210,239
                                 ========       ========         =======
Corporate assets...............                                                      --           22,371
Net assets of discontinued
  operation....................                                                      --           11,112
                                                                                -------         --------
          Total assets at
            year-end...........                                                 $    --         $243,722
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



                                 SECURITY
                                 PRODUCTS    INVESTIGATIONS
                                   AND            AND          INFORMATION
                                 SERVICES     INTELLIGENCE      SECURITY
                                  GROUP          GROUP            GROUP          OTHER        CONSOLIDATED
                                 --------    --------------    -----------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
1996
Depreciation expense...........  $    841       $  1,071         $    --        $    --         $  1,912
                                 ========       ========         =======        =======         ========
Capital expenditures...........  $  2,627       $    858         $    --        $    --         $  3,485
                                 ========       ========         =======        =======         ========
1997
Depreciation expense...........  $  1,427       $  1,164         $    --        $    --         $  2,591
                                 ========       ========         =======        =======         ========
Capital expenditures...........  $  3,149       $  2,767         $    --        $    --         $  5,916
                                 ========       ========         =======        =======         ========
1998
Depreciation expense...........  $  1,282       $  1,439         $    24        $    13         $  2,758
                                 ========       ========         =======        =======         ========
Capital expenditures...........  $  3,427       $  2,619         $   186        $   647         $  6,879
                                 ========       ========         =======        =======         ========



     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, marketable securities, computer software, certain intangible assets and certain prepaid expenses.

                            THE KROLL-O'GARA COMPANY

     The following summarizes information about the Company's different geographic areas:



                                  UNITED                          OTHER
                                  STATES         FRANCE          FOREIGN      ELIMINATIONS    CONSOLIDATED
                                 --------    --------------    -----------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
1996
Net sales to unaffiliated
  customers....................  $140,547       $  2,142        $ 14,459       $      --        $157,148
Intercompany...................     3,584            316           2,804          (6,704)             --
                                 --------       --------        --------       ---------        --------
     Total net sales...........  $144,131       $  2,458        $ 17,263       $  (6,704)       $157,148
                                 ========       ========        ========       =========        ========
Operating income (loss)........  $  7,736       $   (118)       $  1,628       $      --        $  9,246
                                 ========       ========        ========       =========        ========
Identifiable assets............  $ 76,532       $  1,205        $  7,117       $      --        $ 84,854
                                 ========       ========        ========       =========
Corporate assets...............                                                                    1,357
Net assets of discontinued
  operation....................                                                                    3,880
                                                                                                --------
     Total assets at yearend...                                                                 $ 90,091
                                                                                                ========
1997
Net sales to unaffiliated
  customers....................  $134,802       $ 24,004        $ 29,859       $      --        $188,665
Intercompany...................     7,413            208           4,170         (11,791)             --
                                 --------       --------        --------       ---------        --------
     Total net sales...........  $142,215       $ 24,212        $ 34,029       $ (11,791)       $188,665
                                 ========       ========        ========       =========        ========
Operating income...............  $  6,549       $  1,382        $  3,487       $      --        $ 11,418
                                 ========       ========        ========       =========        ========
Identifiable assets............  $ 86,123       $ 23,706        $ 17,922       $      --        $127,751
                                 ========       ========        ========       =========
Corporate assets...............                                                                    5,386
Net assets of discontinued
  operation....................                                                                   10,732
                                                                                                --------
     Total assets at yearend...                                                                 $143,869
                                                                                                ========
1998
Net sales to unaffiliated
  customers....................  $157,711       $ 28,458        $ 61,023       $      --        $247,192
Intercompany...................     2,960            199           3,318          (6,477)             --
                                 --------       --------        --------       ---------        --------
     Total net sales...........  $160,671       $ 28,657        $ 64,341       $  (6,477)       $247,192
                                 ========       ========        ========       =========        ========
Operating income...............  $ 12,588       $  2,251        $  9,926       $      --        $ 24,765
                                 ========       ========        ========       =========        ========
Identifiable assets............  $135,113       $ 29,047        $ 46,079       $      --        $210,239
                                 ========       ========        ========       =========
Corporate assets...............                                                                   22,371
Net assets of discontinued
  operation....................                                                                   11,112
                                                                                                --------
     Total assets at yearend...                                                                 $243,722
                                                                                                ========



     The Company accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

                            THE KROLL-O'GARA COMPANY

     The following summarizes the Company's sales in the United States and foreign locations:



                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1997        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Sales to unaffiliated customers:
  U.S. Government..................................  $ 51,505    $ 43,719    $ 62,149
  Other United States..............................    72,337      73,848      89,853
  Middle East......................................     7,598       5,887       5,958
  Europe...........................................     4,028      26,584      35,274
  Asia.............................................     8,946      10,697      15,467
  Central & South America..........................     5,807      20,123      25,850
  Other Foreign....................................     6,927       7,807      12,641
                                                     --------    --------    --------
                                                     $157,148    $188,665    $247,192
                                                     ========    ========    ========



     Export sales by the Company's domestic operations were approximately 15%, 16% and 19% of net sales for the years ended December 31, 1996, 1997 and 1998, respectively.



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



     The Company has foreign operations and assets in Argentina, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Japan, Mexico, Russia, Saudi Arabia, Singapore, Switzerland, the Philippines and the United Kingdom. In addition, the Company sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, the Company is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.



     (b) Major Customers -- During the years ended December 31, 1996, 1997 and 1998 sales in the Security Products and Services Group to the U.S. Government approximated 33%, 23% and 25% of the Company's net sales, respectively.

                            THE KROLL-O'GARA COMPANY

(15) SUPPLEMENTAL CASH FLOWS DISCLOSURES



     The following is a summary of cash paid related to certain items:



                                                 1996          1997          1998
                                              ----------    ----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest.................  $4,460,514    $4,853,462    $ 4,581,068
                                              ==========    ==========    ===========
     Cash paid for taxes of continuing
       operations...........................  $  729,193    $3,468,474    $ 3,952,951
                                              ==========    ==========    ===========
     Cash paid for taxes of discontinued
       operation............................  $       --    $       --    $   142,398
                                              ==========    ==========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
     Issuance of restricted stock...........  $  891,066    $1,356,280    $        --
                                              ==========    ==========    ===========
     Affiliate obligation forgiven in
       connection with the reorganization...  $  122,000    $       --    $        --
                                              ==========    ==========    ===========
     Fair value of stock issued in
       connection with acquisition of
       businesses...........................  $       --    $6,608,485    $17,133,300
                                              ==========    ==========    ===========
     Fair value of stock issued in
       connection with acquisition of
       minority interest....................  $       --    $1,243,474    $        --
                                              ==========    ==========    ===========
     Notes issued in connection with
       acquisition of businesses............  $  505,834    $2,906,513    $        --
                                              ==========    ==========    ===========
     Tax benefit of restricted stock
       vesting..............................  $       --    $2,160,341    $        --
                                              ==========    ==========    ===========
     Fair value of stock issued in
       connection with acquisition of
       business of discontinued operation...  $       --    $1,851,284    $        --
                                              ==========    ==========    ===========



(16) QUARTERLY FINANCIAL DATA (UNAUDITED)-



                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Net sales................................  $52,369    $58,845    $68,551    $67,427
Gross profit.............................   18,312     21,021     24,581     24,091
Net income...............................    3,185      4,142      5,311        451
Earnings per share:
  Basic..................................  $  0.21    $  0.23    $  0.26    $  0.02
  Diluted................................  $  0.20    $  0.23    $  0.26    $  0.02
1997
Net sales................................  $41,702    $46,726    $47,092    $53,146
Gross profit.............................   14,259     16,703     15,799     16,462
Net income (loss)........................    1,665      2,640      2,701     (4,959)
Earnings (loss) per share:
  Basic..................................  $  0.12    $  0.19    $  0.19    $ (0.35)
  Diluted................................  $  0.09    $  0.16    $  0.17    $ (0.35)

                            THE KROLL-O'GARA COMPANY

(17) SUBSEQUENT EVENTS



     (a) Acquisitions -- On January 21, 1999, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Background America, Inc. (BAI) for approximately 989,000 shares of Company common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. BAI provides employment screening and compliance services to a variety of industries and will be included in the Company's Investigations and Intelligence Group. The acquisition is subject to the approval of the BAI shareholders and upon completion is expected to qualify as a pooling of interests. Included in the December 31, 1998 consolidated balance sheet is approximately $573,000 of merger costs incurred by the Company which, along with other merger costs subsequently incurred, will be expensed immediately upon consummation of the transaction on a pooling of interests basis.



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



     (b) Discontinued Operation -- Voice and Data Communications Group -- On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group, which offered secure satellite communication equipment and satellite navigation systems. The Company received an outside expression of interest for this business in April 1999 and intends to make the assets of the segment available for sale immediately and expects to complete the disposal of this segment within the next twelve months. The results of operations of this Group have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group reflect an allocation of interest expense based on the Group's average net assets. The Group does not warrant any material income tax expense or benefit for the periods presented.



     Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):



                                                         YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                        1996      1997       1998
                                                       ------    -------    -------
Net sales............................................  $7,770    $17,437    $17,653
Interest expense allocation..........................  $   --    $   367    $   288
Income (loss) from discontinued operations...........  $  333    $  (305)   $(1,325)



                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Current assets, including $398 of advances on purchase
  agreement.................................................  $12,643    $12,071
Property, plant and equipment, net..........................      125         68
Advances on purchase agreement..............................    1,275      1,130
Other assets................................................    3,305      3,077
Current liabilities.........................................   (6,616)    (5,234)
                                                              -------    -------
          Net assets of discontinued operations.............  $10,732    $11,112
                                                              =======    =======



     In June 1995, the Voice and Data Communications Group entered into a firm purchase agreement with Glocom, Inc. ("Glocom"). The agreement provided for an irrevocable purchase order for the purchase of 4,000 units of the Compact-M portable satellite telecommunication unit for approximately $12,000,000. In October 1997, the agreement was amended to provide certain pricing concessions to the Group for purchases

                            THE KROLL-O'GARA COMPANY
by the Group of products sold by Glocom and to provide a reduction in the quantity of the original units that must be purchased. The amendment also provided certain licensing rights to the Group. In November 1998, the Group entered into a purchase agreement with Glocom to acquire a new type of portable satellite telecommunication terminal. This contract provided for approximately a $3,000,000 purchase commitment. The agreement restated that the pricing concession provided on units purchased set forth in the above referenced amendment, in order to continue to amortize the remaining balance of the original advance, applies to the purchase of the new terminals. At December 31, 1998, the Group was committed to purchase approximately 240 INMARSAT B terminals at a total cost of approximately $3.0 million. In accordance with the original agreement, the Group advanced a total of $3,000,000 to Glocom for the funding of the related production costs. As of December 31, 1997 and 1998, the Group had advances to the above vendor of $1,673,123 and $1,130,361, respectively.



     In February 1997, the Company completed an acquisition in the Voice and Data Communications Group which was accounted for as a purchase business combination. The purchase price of $3.5 million consisted of approximately $1.6 million in seller-provided financing and 170,234 shares of common stock (valued at approximately $1.9 million or $10.88 per share). The resulting goodwill of approximately $3.5 million from this transaction is being amortized over fifteen years.



     One executive in the Voice and Data Communications Group has an employment agreement subject to similar terms as discussed in Note 12(b). If terminated without cause, this commitment would approximate $1.1 million as of December 31, 1998.



     The Company will continue to monitor the potential for impairment of the net assets of the discontinued Voice and Data Communications Group, if any, and will record impairment as facts and circumstances warrant. Based on its most recent analysis, the Company believes no impairment exists at December 31, 1998.

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



     Under Kroll-O'Gara's Outside Directors' Deferred Compensation Plan, each nonemployee director is entitled to defer all or a portion of his director's fees into a bookkeeping account. The account is credited with "phantom" Kroll-O'Gara common stock units equivalent in value to the amount of each fee deferred, at the time earned. Unless a later time is selected by a director, the value of the units in the director's account will be paid in cash when the director's service on Kroll-O'Gara's Board terminates or at the time of a "change in control" of Kroll-O'Gara as defined in the Plan.

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



     CORPORATE AIRCRAFT. In February 1995, Kroll-O'Gara entered into a lease for a Gulfstream G-II aircraft owned by Victory Aviation. Effective June 1, 1998, Kroll-O'Gara reached an agreement to amend the corporate aircraft lease. The terms of the aircraft lease addendum provide Kroll-O'Gara with a hourly discount from the normal commercial hourly rate on future charters of corporate aircrafts from Victory Aviation in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Kroll-O'Gara had approximately $484,000 in unamortized lease deposits with Victory Aviation as of December 31, 1998. Rental expense related to the Gulfstream lease, including amortization of the deposit, was $292,000 in 1998.



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


(c)   Exhibits: See the List of Exhibits beginning on page E-1.


(d)   Financial Statements: Not applicable

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of May, 1999.


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
10.22      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Nicholas P. Carpinello (6)*
10.23      Form of Promissory Note between Jules B. Kroll and Kroll
           Associates (6)
10.24      Supplemental Agreement Modifications to acquire 738
           additional armored HMMWVs between the United States Army
           Tank and Automotive Armaments Command and O'Gara-Hess &
           Eisenhardt Armoring Company, dated March 31, 1998 and April
           13, 1998 (7)
10.25      Stock Purchase Agreement among The Kroll-O'Gara Company, The
           Kroll-O'Gara Canada Company, Kroll Associates, Inc. and the
           shareholders of Lindquist Avey MacDonald Baskerville Inc.
           and U.S. Holdings, Inc. dated June 1, 1998 (8)
10.26      Agreement and Plan of Merger dated June 30, 1998 among The
           Kroll-O'Gara Company, Kroll-O'Gara Acquisition Co., Inc.,
           Kizorek, Inc. and William Kizorek (9)
10.27      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Oklahoma, Inc. and Laboratory
           Specialists of America, Inc. dated as of October 21, 1998
           (10)
10.28      Amended and Restated Loan Agreement, dated October 30, 1998, among The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
           Armoring Company, Kroll Holdings, Inc., Kroll Associates,
           Inc. and Keybank National Association (10)
10.29      Agreement and Plan of Merger dated as of December 31, 1998 among The Kroll-O'Gara Company, TKOG Delaware, Inc. and
           Securify Inc. (11)
10.30      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Tennessee, Inc. and Background
           America, Inc. dated as of January 21, 1999 and amended as of
           April 20, 1999 (12)
21.1       Subsidiaries of the Company**
23.1       Consent of Arthur Andersen LLP
23.2       Consent of Deloitte & Touche LLP
24.1       Power of Attorney**
27.1       Financial Data Schedules (Exhibits 27.1-27.3)


---------------

  * Executive compensation agreement


 ** Previously filed.

---------------

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