Form 10-Q
period 1999-03-31
KROLL O GARA CO
filed 1999-05-17
CIK 1020476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


     The number of shares of common stock outstanding on March 31, 1999 was 20,870,079

                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited) as of March 31, 1999 and December 31, 1998..............................................................1

          Consolidated Statements of Operations (unaudited) for the Three Months
              Ended March 31, 1999 and 1998......................................................3

          Consolidated Statements of Cash Flows (unaudited) for the Three Months
              Ended March 31, 1999 and 1998......................................................4

          Notes to Consolidated Unaudited Financial Statements...................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................12

                                 PART II

                            OTHER INFORMATION

Item 1.   Legal Proceeding......................................................................20

Item 6.   Exhibits and Reports on Form 8-K......................................................20

Signatures......................................................................................21

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                             (dollars in thousands)

                                                                           March 31,          December 31,
                                                                             1999                1998
                                                                             ----                ----
CURRENT ASSETS:
      Cash and equivalents                                                $  10,233           $  12,717
      Marketable securities                                                   9,586              13,285
      Trade accounts receivable, net of allowance for
           doubtful accounts of $2,611 and $2,375 at March 31,
           1999 and December 31, 1998, respectively                          45,042              47,547

      Unbilled revenues                                                      11,213               7,766
      Other receivables                                                       7,480               2,721
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                                 22,701              26,408
      Inventories                                                            18,468              18,607
      Prepaid expenses and other                                              6,929               7,684
      Net current assets of discontinued operations (Note 9)                  8,484               6,837
                                                                          ---------           ---------
               Total current assets                                         140,136             143,572
                                                                          ---------           ---------
PROPERTY, PLANT, AND EQUIPMENT, at cost
      Land                                                                    1,856               1,856
      Buildings and improvements                                              8,272               8,272
      Leasehold improvements                                                  6,364               6,276
      Furniture and fixtures                                                  6,146               5,944
      Machinery and equipment                                                19,660              18,304
      Construction-in-progress                                                5,022               2,860
                                                                          ---------           ---------
                                                                             47,320              43,512
      Less:  accumulated depreciation                                       (20,729)            (19,687)
                                                                          ---------           ---------
                                                                             26,591              23,825
                                                                          ---------           ---------

DATABASES, net of accumulated amortization of $23,339
      and $22,789 at March 31, 1999 and December 31,
      1998, respectively                                                      9,222               9,239
COSTS IN EXCESS OF ASSETS ACQUIRED, net of
      accumulated amortization of $4,469 and $3,750 at
      March 31, 1999 and December 31, 1998, respectively                     57,493              57,943
OTHER ASSETS:
      Other assets                                                            3,286               4,868
      Net non-current assets of discontinued operations (Note 9)              3,100               4,275
                                                                          ---------           ---------
                                                                             73,101              76,325
                                                                          ---------           ---------
                                                                          $ 239,828           $ 243,722
                                                                          =========           =========

The accompanying notes are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                             (dollars in thousands)

                                                                        March 31,          December 31,
                                                                          1999               1998
                                                                          ----               ----
CURRENT LIABILITIES:
      Revolving lines of credit                                        $    --             $    --
      Current portion of long-term debt                                    3,016               1,966
      Trade Accounts payable                                              19,193              32,122
      Related party payables                                                 921                 341
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                                 182                 183
      Accrued liabilities                                                 26,355              19,963
      Income taxes currently payable                                       1,960                 760
      Deferred income taxes                                                  895                 895
      Customer deposits                                                    2,551               3,971
                                                                       ---------           ---------
               Total current liabilities                                  55,073              60,201

OTHER LONG-TERM LIABILITIES                                                2,172               1,543
DEFERRED INCOME TAXES                                                      1,625               1,625
LONG-TERM DEBT, net of current portion                                    38,117              39,257
                                                                       ---------           ---------
               Total liabilities                                          96,987             102,626

SHAREHOLDERS' EQUITY (Note 1):
      Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued                                             --                  --
      Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,870,079, and 20,685,629 shares
        issued and outstanding in 1999 and 1998, respectively                209                 207
      Additional paid-in-capital                                         151,396             149,993
      Retained deficit                                                    (3,962)             (7,120)
      Deferred compensation                                               (2,418)             (1,114)
      Accumulated other comprehensive loss                                (2,384)               (871)
                                                                       ---------           ---------
               Total shareholders' equity                                142,841             141,095
                                                                       ---------           ---------
                                                                       $ 239,828           $ 243,721
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

                            THE KROLL-O'GARA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                               1999                1998
                                                                               ----                ----
NET SALES                                                                     $65,573            $52,369

COST OF SALES                                                                  40,867             34,057
                                                                              -------            -------
        Gross Profit                                                           24,706             18,312
OPERATING EXPENSES:
 Selling and marketing                                                          5,463              3,683
 General and administrative                                                    12,376              8,318
 Merger expenses                                                                  208               --
 Restructuring expense (Note 2)                                                   511               --
                                                                              -------            -------
      Operating income                                                          6,148              6,311
OTHER INCOME (EXPENSE):
 Interest expense                                                                (983)            (1,212)
 Other, net                                                                       286                (38)
                                                                              -------            -------
      Income from continuing operations before provision
        for income taxes and cumulative effect of change
        in accounting principle                                                 5,451              5,061
 Provision for income taxes                                                     2,084              1,983
                                                                             --------           --------
      Icome from continuing operations before cumulative
         effect of change in accounting principle                               3,367              3,078
 Discontinued operations (Note 9):
       Income (loss) from operations of discontinued
         voice and data communications group, net                                (170)               107
                                                                             --------           --------
       Income before cumulative effect of change in
         accounting principle                                                   3,196              3,185
 Cumulative effect of change in accounting principle, net
   of applicable tax benefit of $408(Note 5)                                     (778)              --
                                                                             --------           --------
       Net income                                                            $  2,418           $  3,185
                                                                             --------           --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment, net of
   $1,009 and $113 tax benefit                                                 (1,153)              (169)
  Reclassification adjustment for gain on securities
   included in net income, net of $7 tax benefit                                   --                (10)
                                                                             --------           --------
       Other comprehensive loss                                                (1,513)              (179)
                                                                             --------           --------
       Comprehensive income                                                  $    905           $  3,006
                                                                             ========           ========
Earnings per share (Note 4):
       Basic                                                                 $   0.12           $   0.21
                                                                             ========           ========
       Diluted                                                               $   0.11           $   0.20
                                                                             ========           ========
Weighted average shares outstanding (Note 4)
       Basic                                                                   20,839             15,063
                                                                             ========           ========
       Diluted                                                                 21,588             15,654
                                                                             ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL O'GARA COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 6)
                                   (unaudited)
                             (dollars in thousands)


                                                                                March 31,          March 31,
                                                                                  1999               1998
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  2,418           $  3,185
  Adjustments to reconcile net income to net cash
    used in continuing operations- Loss (income)
    from discontinued operations                                                     170               (107)
    Depreciation and amortization                                                  2,311              1,503
    Bad debt expense                                                                 430                534
    Gain from extinguishment of long term debt                                      --                  (38)
    Loss on sale of marketable securities                                           --                   (7)
    Noncash compensation expense                                                     268               --
    Loss on sale of property and equipment                                          --                   (9)
  Change in assets and liabilities, net of effects of acquisitions and dispositions -
    Receivables -trade and unbilled                                               (1,372)            (1,636)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                        3,707             (2,777)
    Income tax receivable                                                           --                  190
    Inventories, prepaid expenses and other assets                                (2,013)               805
    Accounts payable and income taxes currently payable                          (11,729)            (1,902)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                           (1)                31
    Amounts due to/from related parties                                               41               --
    Customer deposits                                                             (1,420)              (643)
    Deferred income taxes payable                                                   --                 (133)
    Accrued liabilities                                                            6,076                720
    Long term liabilities                                                            629                 (9)
                                                                                ----------------------------
        Net cash used in continuing operations                                      (485)              (293)
                                                                                ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment, net                               (3,808)              (570)
    Additions to databases                                                          (533)              (706)
    Acquisitions, net of cash acquired                                              --                   18
    Sale of marketable securities                                                  3,699                 20
                                                                                ----------------------------
        Net cash used in investing activities of
          continuing operations                                                     (642)            (1,238)
                                                                                ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving lines of credit                     --                4,653
    Proceeds from long-term debt                                                    --
    Payments of long-term debt                                                       (88)            (2,139)
    Proceeds from connon stock issuance                                             --                  168
    Proceeds from exercise of stock options                                          887                116
    Foreign currency translation                                                    (869)               (77)
                                                                                ----------------------------
        Net cash provided by (used in) financing activities of
          continuing operations                                                      (70)             2,721
                                                                                ----------------------------
NET DECREASE IN CASH AND EQUIVALENTS                                              (1,197)             1,190
Effects of foreign currency exchange rates on cash                                  (397)               (91)
Net cash used in discontinued operations                                            (890)              (863)
                                                                                ----------------------------
CASH AND EQUIVALENTS, beginning of period                                         12,717              9,445
                                                                                ----------------------------
CASH AND EQUIVALENTS, end of period                                             $ 10,233           $  9,681
                                                                                ============================

The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

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

         On May 5, 1998, the Company completed a public offering of 3,200,000 shares of its Common Stock at $20.50 per share (the "Offering"), resulting in net proceeds to the Company of $60.8 million. A portion of the net proceeds was used to repay $14.8 million of indebtedness of the Company, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by the Company, certain shareholders sold 1,860,000 shares of Common Stock in conjunction with the Offering.

         The consolidated financial statements include all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1998.

(2) RESTRUCTURING OF OPERATIONS

         In the first quarter of 1999, the Company began implementation of a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. The Company expects to complete the restructuring in the second quarter of 1999 with an additional non-recurring pre-tax restructuring charge of approximately $3.5 million to $4.5 million. The principal elements of the restructuring plan are the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge in the first quarter were severance costs all of which remain accrued at March 31, 1999.

(3) ACQUISITIONS AND MERGERS

         The Company has completed numerous business combinations in the periods presented. These transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

         On March 1, 1999, the Company acquired all of the capital stock of Financial Research, Inc. (FRI) for approximately $3.3 million, consisting of 101,553 shares of common stock. FRI provides business valuation and economic damage analysis services and will be included in the Company's Investigations and Intelligence Group. The acquisition has been accounted for as a pooling of interests. The pro forma restated results for 1998 would not be materially different from the reported results.


         In December 1998, a wholly owned subsidiary of the Company was merged with and into Laboratory Specialists of America, Inc. (LSAI). Effective upon the consummation of the merger, each then issued and outstanding share of LSAI common stock was converted into .2102 shares of common stock of the Company or 1,209,053 shares of the

Company's common stock in total. Outstanding stock options and stock warrants of LSAI were converted at the same exchange factor into options to purchase 39,094 and 24,386 shares, respectively, of the Company's common stock. The financial position and results of operations of LSAI are reported as part of the Company's Investigations and Intelligence Group.

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

                                      KROLL-
                                      O'GARA
                                    HISTORICAL        LSAI         SCHIFF       SECURIFY      COMBINED
                                    ----------        ----         ------       --------      --------
Three months ended March 31,
  1998 (unaudited)
     Revenue...................      $ 47,632         $ 3,572      $ 1,165     $       --     $ 52,369
     Income from discontinued
       operation...............           107              --           --             --          107
     Net income (loss).........      $  2,527         $   402      $   298     $      (42)     $ 3,185

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

     The Company made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed In Photo Surveillance, Inc. (In Photo), a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.0 million, consisting of $0.8 million in cash and 352,381 shares of the Company's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of In Photo are included in the consolidated results of operations of the Company from that date forward. The following unaudited pro forma combined results of operations for the period ended March 31, 1998 assumes the In Photo acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                               Three Months Ended
                                                                 March 31, 1998
                                                                 --------------
Sales.......................................................       $ 55,594
Income from continuing operations ..........................       $  2,924
Net income..................................................       $  3,031
Earnings per share:
  Basic.....................................................       $   0.20
  Diluted...................................................       $   0.19

         On January 21, 1999, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Background America, Inc. (BAI) for approximately 989,000 shares of Company common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. BAI provides employment screening and compliance services to a variety of industries and will be included in the Company's Investigations and Intelligence Group. The acquisition is subject to the approval of the BAI shareholders and upon completion is expected to qualify as a pooling of interests. Included in the March 31, 1999 consolidated balance sheet is approximately $586 of merger costs incurred by the Company which, along with other merger costs subsequently incurred, will be expensed immediately upon consummation of the transaction on a pooling of interests basis. The Company expects the BAI merger to be completed by the end of the second quarter of 1999.

 (4) EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in thousands except per share data):


                                                             THREE MONTHS ENDED MARCH 31, 1999
                                                                               Shares            Per Share
                                                 Income (Numerator)        (Denominator)           Amount
                                                 ------------------        -------------           ------
      Basic EPS                                         $2,418                 20,839              $0.12
                                                                                                   =====
      Effect of dilutive securities:
           Options                                           -                    733
           Warrants                                          -                      3
           Restricted stock                                  -                     13
                                                        ------                 ------
      Diluted EPS                                       $2,418                 21,588              $0.11
                                                        ======                 ======              =====

                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                                               Shares            Per Share
                                                 Income (Numerator)         (Denominator)          Amount
                                                 ------------------         -------------          ------
      Basic EPS                                         $3,185                 15,063              $0.21
                                                                                                   =====
      Effect of dilutive securities:
           Options                                           -                    580
           Warrants                                          -                     11
                                                        ------                 ------
      Diluted EPS                                       $3,185                 15,654              $0.20
                                                        ======                 ======              =====

         Basic and diluted earnings per share based on income from continuing operations before cumulative effect of change in accounting principle were $0.16 for the period ended March 31, 1999. The basic and diluted per share impact of the discontinued operation was $0.01 and the basic and diluted per share impact of the change in accounting principle was $0.04.

         Basic and diluted earnings per share based on income from continuing operations were $0.20 for the period ended March 31, 1998. The basic and diluted per share impact of the discontinued operation was $0.01.

(5) NEW PRONOUNCEMENTS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities in the Consolidated Statements of Operations. The Accumulated other comprehensive loss balance of $2.4 million at March 31, 1999 consists entirely of foreign currency translation adjustments.

          In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including pre-operating costs, organization costs and start-up costs to be expensed as incurred. The Company's practice was to capitalize these expenses and amortize them over periods ranging from one to five years. The Company adopted SOP 98-5 in the first quarter of 1999 and recorded a cumulative effect of an accounting change of $0.8 million net of a tax benefit of $0.4 million.

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

(6) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations which matured in 1999. These securities are valued at current market value, which approximates cost.

(dollars in thousands):

                                                                       1999         1998
                                                                       ----         ----
       Cash paid for taxes                                             $547          $117
       Cash paid for interest                                          $192          $418
Non-cash activity
       Fair value of stock issued in connection with
         acquisition of Corplex                                           -          $525



(7) INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):


                                  March 31,        December 31
                                     1999             1998
                                     ----             ----
                                          (Unaudited)
Raw materials                      $ 7,472          $ 7,102
Vehicle costs and
work-in-process                     10,996           11,505
                                   -------          -------
                                   $18,468          $18,607
                                   =======          =======


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

         The Company has entered into eight foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on a demand loan to a subsidiary which is denominated in the foreign currency. By virtue of these contracts, the Company has fixed the total dollar amount which they will receive under the aforementioned subsidiary loan through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At March 31, 1999, the total notional amount of the contracts, which mature between April 1999 and December 2000, is $18.0 million. The Company's foreign currency translation adjustment component of shareholder's equity was increased by $1.1 million in the first quarter of 1999 as a result of these agreements.

(9) SEGMENT DATA

         During 1998 and 1999, the Company operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group.

         The following summarizes information about the Company's business segments:

                                SECURITY
                                PRODUCTS        INVESTIGATIONS
                                  AND                AND          INFORMATION
                                SERVICES         INTELLIGENCE      SECURITY
                                 GROUP              GROUP            GROUP        OTHER       CONSOLIDATED
                                 -----              -----            -----        -----       ------------
                                                         (DOLLARS IN THOUSANDS)
1999
Net sales to unaffiliated
  customers.............       $  28,721           $ 35,643         $ 1,209      $    --         $ 65,573
                               =========           ========         =======      ========        ========
Gross profit............       $   8,576           $ 15,511         $   619      $    --         $ 24,706
                               =========           ========         =======      ========        ========
Operating income (loss).       $   3,225           $  4,700         $   164      $(1,941)        $  6,148
                               =========           ========         =======      ========        ========
Identifiable assets at
  March 31, 1999........       $  94,651           $112,037         $ 1,224      $    --         $207,912
                                ========           ========         =======
Corporate
assets.........                                                                       --           20,332
Net assets of discontinued
  operation...............                                                            --           11,584
                                                                                 -------         --------
          Total assets at
          March 31, 1999..                                                       $    --         $239,828
                                                                                 =======         ========
1998
Net sales to unaffiliated
  customers...............     $ 30,217           $ 22,152         $    --       $    --         $ 52,369
                               =========           ========         =======      ========        ========
Gross profit..............     $  8,360           $  9,952         $    --       $    --         $ 18,312
                               =========           ========         =======      ========        ========
Operating income (loss)...     $  4,011           $  3,903         $   (42)      $(1,561)        $  6,311
                               =========           ========         =======      ========        ========


(9) DISCONTINUED OPERATIONS

         On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group, which offered secure satellite communication equipment and satellite navigation systems. The Company received an outside expression of interest for this business in April 1999 and intends to make the assets of the segment available for sale immediately and expects to complete the disposal of this segment within the next twelve months. The results of operations of this Group have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group include an allocation of interest expense based on the Group's average net assets. The Group does not warrant any material income tax expense or benefit for the periods presented.

     Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                                       Three Months Ended March 31,
                                                             1999       1998
                                                             ----       ----
Net sales............................................      $ 3,434    $ 4,826
Interest expense allocation..........................      $    45    $   115
Income (loss) from discontinued operations...........      $  (170)   $   107

                                                                March 31,
                                                                  1999
                                                                  ----
Current assets..............................................     $14,745
Property, plant and equipment, net..........................         112
Other assets................................................       2,988
Current liabilities.........................................      (6,261)
                                                                 -------
          Net assets of discontinued operations.............     $11,584
                                                                 =======

     The Company will continue to monitor the potential for impairment of the net assets of the discontinued Voice and Data Communications Group, if any, and will record impairment as facts and circumstances warrant. Based on its most recent analysis, the Company believes no impairment exists at March 31, 1999.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1998, financial results from period-to-period may lack comparability. Additionally, effective December 31, 1998, Kroll-O'Gara established the Information Security Group and, on April 28, 1999, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical revenue amounts have been reclassified to conform to the current categories.

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

     On May 5, 1998, Kroll-O'Gara completed a public offering (the "Offering") of 3,200,000 shares of its common stock at $20.50 per share, resulting in net proceeds to Kroll-O'Gara of $60.4 million. A portion of the net proceeds was used to repay $14.8 million of indebtedness, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by Kroll-O'Gara, certain shareholders sold 1,860,000 shares of Kroll-O'Gara common stock in conjunction with the Offering.

     Other Acquisitions. Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous other acquisitions in 1998, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases. These acquisitions are listed in the following chart.

POOLINGS(1)


  COMPANY                    BUSINESS                  GROUP                    DATE ACQUIRED         PRICE
  -------                    --------                  -----                    -------------         -----
Laboratory                   Drug testing              Investigations and       December 7, 1998      1,209,053 shares
Specialists of                                         Intelligence
America, Inc.(2)
Securify Inc.                Information security      Information Security     December 31, 1998     1,430,936 shares
                             services
Schiff & Associates,         Security architectural    Investigations and       December 31, 1998       169,521 shares
Inc.                         services                  Intelligence

PURCHASES(3)


    COMPANY                  BUSINESS                     GROUP                    DATE ACQUIRED         PRICE
    -------                  --------                     -----                    -------------         -----
Corplex, Inc.                Investigative and            Investigations and       March 1, 1998         29,207 shares
                             executive protection         Intelligence
                             services
Lindquist Avey               Forensic and                 Investigations and       June 1, 1998          $4.7 million in cash
MacDonald                    investigative accounting     Intelligence                                   and 278,340 shares
Baskerville, Inc.            services; headquartered
                             in Canada
Kizorek, Inc.                Video surveillance           Investigations and       July 1, 1998          $0.8 million in cash
                             services                     Intelligence                                   and 352,381 shares
Protec S.A.                  Armors cars in Colombia      Security Products        September 30,         $3.2 million in cash
                                                          and Services             1998                  and 38,788 shares
Holder Associates,           Security services in         Investigations and       October 1, 1998       $4.5 million in cash
S.A.                         Argentina                    Intelligence                                   and 46,287 shares
Fact Finders Limited         Investigates                 Investigations and       November 1, 1998      $3.2 million in cash,
                             intellectual property        Intelligence                                   plus a 3-year earn-
                             infringement cases in                                                       out based on profits
                             Hong Kong and the
                             Peoples Republic of
                             China

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

     On January 21, 1999, Kroll-O'Gara entered into a definitive agreement to acquire all of the capital stock of Background America, Inc. of Nashville, Tennessee, in exchange for approximately 900,000 shares of Kroll-O'Gara common stock. Background America provides background investigation services to government, corporate, not-for-profit, professional and other clients. The transaction is expected to be accounted for as a pooling of interests. Background America will report revenue through the Investigations and Intelligence Group. Kroll-O'Gara expects this transaction to close late in the second quarter of 1999.

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

RESTRUCTURING OF OPERATIONS

      Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations has become a strategic initiative for Kroll-O'Gara's management. As part of this initiative, management continuously evaluates its business segments to ensure that its core businesses within the segments are operating efficiently. In 1998, most of the businesses acquired were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses. In 1997, the Security Products and Services Group completed several acquisitions as well. In evaluating the operations of this Group, management concluded that a cost savings initiative was required and would be achieved largely through operating process improvements and a corresponding decrease in personnel.

      In the first quarter of 1999, Kroll-O'Gara began implementation of such a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. Kroll-O'Gara expects to complete the restructuring in the second quarter of 1999 with an additional non-recurring pre-tax restructuring charge of approximately $3.5 million to $4.5 million. The principal elements of the restructuring plan are the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge in the first quarter were severance costs.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                     1999               1998
                                                     ----               ----
Security Products and Services
   Military                                           16.5%              21.6%
   Commercial                                         27.3               36.1
Investigations and Intelligence                       54.4               42.3
Information Security                                   1.8                0.0
                                                     ------             ------
    Total net sales                                  100.0%             100.0%
Cost of sales                                         62.3               65.0
                                                     ------             ------
    Gross profit                                      37.7               35.0
Operating expenses:
    Selling and marketing                              8.3                7.0
    General and administrative                        18.9               15.9
    Merger expenses                                    0.3                0.0
    Restructuring charge                               0.8                0.0
                                                     ------             ------
Operating income                                       9.4               12.1
Other income (expense):
    Interest expense                                  (1.5)              (2.3)
    Other, net                                         0.4               (0.1)
                                                     ------             ------
Income from continuing operations before
 provision for income taxes and cumulative
 effect of accounting change                           8.3                9.7
    Provision for income taxes                         3.2                3.8
                                                     ------             ------
Income from continuing operations before
 cumulative effect of accounting change                5.1                5.9

Income (loss) from operations of
 discontinued Voice and Data Communications
 Group, net                                           (0.3)               0.2
                                                     ------             ------
Income before cumulative effect of
 accounting change                                     4.9                6.1
Cumulative effect of accounting change,
 net of tax benefit                                    1.2                0.0
                                                     ------             ------
Net income                                             3.7%               6.1%
                                                     ======             ======


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         NET SALES. Net sales for the three months ended March 31, 1999 increased $13.2 million, or 25%, from $52.4 million in 1998 to $65.6 million in 1999.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended March 31, 1999 decreased $1.5 million, or 5%, from $30.2 million in 1998 to $28.7 million in 1999. The decrease includes a decrease in net sales of commercial armoring products and services of $1.0 million, or 5%, from $18.9 million in 1998 to $17.9 million in 1999. The decrease in commercial revenue was primarily due to decreased sales in the Company's international divisions. In particular, the devaluation associated with Brazil's currency early in the first quarter of 1999 and Russia's continuing financial crisis negatively impacted sales in these markets in the early part of the quarter. Subsequent to the end of the first quarter of 1999, Kroll-O'Gara received a large contract from the U.S. government to produce over 200 light armored vehicles. As a result, sales in future periods should increase over first quarter 1999 levels.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which decreased $0.5 million, or 5%, from $11.3 million in 1998 to $10.8 million in 1999. The decrease in sales was due to a decrease in revenues from the Systems Technical Support contract for engineering services signed with the U.S. Military in 1997. Due to a temporary decline in service requests from the U.S. Military, services performed in the first quarter of 1999 associated with this contract were at decreased levels from the same period in 1998. However, Kroll-O'Gara anticipates that revenues from this contract will return to 1998 levels in future periods.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $13.5 million, or 61%, from $22.2 million in the first quarter of 1998 to $35.6 million in 1999. A substantial portion of this increase is a result of the acquisitions completed for the Group in 1998. Excluding acquisitions, sales increased $1.2 million. This increase is a result of internal growth achieved by new offices in the United States as well as increased services performed in an international office related to a new client.

         Information Security Group. Net sales in the first quarter of 1999 for the Information Security Group were $1.2 million. The Information Security Group initiated operations in February 1998 but had no sales in the first quarter of 1998.

         COST OF SALES. Cost of sales for the three months ended March 31, 1999 increased $6.8 million, or 20%, from $34.1 million in 1998 to $40.9 million in 1999. As a percentage of net sales, cost of sales decreased from 65% in 1998 to 62.3% in 1999. The increase in cost of sales was due to the acquisitions completed in 1998. Excluding acquisitions, cost of sales decreased $0.2 million. Gross profit as a percentage of net sales was 37.7%, as compared with 35.0% for the same period in 1998. The overall increase in gross profit as a percent of net sales is primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence net sales increased as a percentage of total net sales. In addition, gross margin increased due to high margin engagements booked by the Information Security Group as well as shipments of higher margin spare parts by the Security Products and Services Group.

         As a percentage of net sales, gross margin for the Security Products and Services Group increased approximately 2% from 27.7% in 1998 to 29.9% in 1999. Gross profit as a percentage of net sales decreased approximately 1% from 44.9% in 1998 to 43.5% in 1999 for the Investigations and Intelligence Group, primarily due to decreases in the average case sizes and the corresponding increase in indirect labor to administer the higher volume of cases. Gross margin at the Information Security Group was 51.2%.

         Historically, the Company has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group or the Information Security Group increases as a percentage of total net sales as occurred in the first quarter of 1999, consolidated gross profit as a percentage of net sales may increase as well.

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1999 increased $6.6 million, or 55%, from $12.0 million in 1998 to $18.6 million in 1999. The increase is primarily due to the acquisitions completed after the first quarter of 1998. Excluding acquisitions, operating expenses increased $1.9 million. Included in this increase were merger related costs of $0.2 million for the mergers completed in December 1998 and a restructuring charge of $0.5 million. The remaining increase relates to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara after the end of the first quarter in 1998.

         As a percent of net sales, operating expenses, before merger related costs and the restructuring charge, increased from 23% in 1998 to 27% in 1999. This increase was a direct result of the acquisitions made in 1998. As mentioned previously in Restructuring of Operations, Kroll-O'Gara continues to evaluate the different segments of its business and recently concluded that a plan to reduce costs and improve operating efficiencies was needed. As a result, a restructuring plan was implemented which management believes will reduce operating expenses as a percentage of net sales in future periods. However, there was no such reduction in the first quarter as the plan began implementation late in the quarter.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 decreased $0.2 million, or 19%, from $1.2 million in 1998 to $1.0 million in 1999. This decrease was the result of the Offering, in which a portion of the Company's debt was repaid. In addition, in the second quarter of 1998, Kroll-O'Gara received a 1% step down in interest rate on its $35.0 million senior notes (the "Senior Notes") as a result of achieving the specified criteria outlined in the Senior Notes purchase agreement.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1999 was $2.1 million compared to $2.0 million in 1998. The effective tax rate for the first quarter of 1999 was 38% compared to 41% in 1998. The effective tax rate in the first quarter of 1998 was higher due to the fact that Kroll-O'Gara did not book a tax benefit on certain foreign losses. Certain of these foreign subsidiaries generated income in the first quarter of 1999 and, as such, Kroll-O'Gara was able to utilize net operating loss carryforwards. This had a favorable impact on the effective tax rate in the first quarter of 1999.

         DISCONTINUED OPERATIONS. In 1999, the loss from operations related to the discontinued Voice and Data Communications Group was $0.2 million compared to income from operations of this business in 1998 of $0.1 million.

The decrease in income was attributable to a $1.4 million decrease in sales and a related decrease in gross profit of $0.4 million. The decrease in sales was a result of the slower than anticipated introduction of a new product into the market to replace an existing product and softness in the market for the Group's products. Kroll-O'Gara continues to evaluate the need for a provision for a loss on disposal of this business. However, management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Kroll-O'Gara had previously capitalized costs associated with the start-up of activities, including pre-operating costs, organization costs and other start-up costs. These capitalized costs were amortized over periods ranging from one to five years. The capitalized amount, $1.2 million before tax, was expensed in 1999 in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities". The amount expensed is shown net of applicable tax benefit of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

         Credit Facility. Kroll-O'Gara's credit agreement with KeyBank
National Association as amended effective October 30, 1998 allows Kroll-O'Gara to maintain a $7.0 million revolving credit facility and a $7.7 million letter of credit facility. The interest rate on the revolving credit facility will vary based on financial ratios between prime less 1.75% to prime less 0.25%, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.50%. The credit agreement includes financial covenants, which among other restrictions, require the maintenance of certain financial ratios, including fixed charge coverage and net worth, and impose limitations on foreign investment, total intangible assets, and capital expenditures. Kroll-O'Gara was in compliance with these covenants as of March 31, 1999. There were no borrowings on the revolving credit facility at March 31, 1999.

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

         Cash flows from operating activities. Cash used in operating activities increased from $0.3 million in the first quarter of 1998 to $0.5 million in the first quarter of 1999. In both periods, cash was used primarily to fund working capital investments offset by income from continuing operations and depreciation and amortization.

         Cash flows from investing activities. Historically, the Company has limited its capital expenditure requirements by leasing certain assets. However, in 1999, the Company incurred $3.8 million of capital expenditures primarily related to the acquisition of two new enterprise systems at its Security Products and Services Group and Investigation and Intelligence Group. These new enterprise systems were acquired as part of the Company's plan to be Year 2000 compliant and to enhance the information systems capabilities of these Groups. Capital expenditures totaled $0.5 million for the three months ended March 31, 1998. In 1999, the Company sold $3.7 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $0.5 million and $0.7 million for the three months ended March 31, 1999 and 1998, respectively.

         Cash flows from financing activities. Cash provided by financing activities for the first quarter of 1998 was $2.7 million. Cash was provided primarily by borrowings under the revolving lines of credit net of repayments of long term debt. In the first quarter of 1999, cash used in financing activities was $0.1 million as no borrowings under the revolving lines of credit were necessary.

         Foreign operations. Kroll-O'Gara attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses; maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge the Company's risk from translation gains and losses.

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At March 31, 1999 eight such contracts, maturing between April 1999 and December 2000, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $18.0 million. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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

     Total Year 2000 compliance cost is estimated to be approximately $4.0 million, of which approximately $3.6 million relates to the acquisition of new enterprise systems and will be capitalized. The remaining approximately $0.4 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements, and is not expected to be material to Kroll-O'Gara's results of operations or cash flows. Total costs paid relating to this plan as of March 31, 1999 were $1.2 million. There can be no assurance that the final costs of the Year 2000 program will not exceed current management estimates.

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


     Forward-Looking Statements. This quarterly report contains statements which Kroll-O'Gara believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Kroll-O'Gara's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by a number of external factors such as actions of competitors, changes in laws and regulations, customer demand, effectiveness of programs, strategic relations, fluctuations in the cost and availability of resources, and foreign economic conditions, including currency rate fluctuations.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, the Company does not believe that there is any pending litigation, individually or in aggregate, that is likely to have a material adverse effect on its business or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      27       Financial Data Schedule (Edgar version only)

               (b) Reports on Form 8-K.

                               During the quarter ended March 31, 1999,
                               Kroll-O'Gara filed the following current reports on Form 8-K.

                               a.) Announcing the signing of a definitive
                                   agreement to acquire Background America, Inc. (Date of Report: January 21, 1999) filed January 29, 1999; amended to provide financial information on March 11, 1999 (Item
                                   7).


                               b.) Announcing the completion of the acquisition
                                   of Securify, Inc. and Schiff & Associates,
                                   Inc. (Date of Report: December 31,1998) filed January 15, 1999; amended to provide financial statements on March 11, 1999 (Items 2, 5 and 7).

                               c.) To provide Background America, Inc. financial
                                   statements, supplemental and proforma
                                   financial information (Date of Report March
                                   9, 1999) filed March 11, 1999 (Items 5 and
                                   7).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 17th day of May, 1999.


                                         THE KROLL-O'GARA COMPANY



                                         By   /s/ Nicholas P. Carpinello

                                             Nicholas P. Carpinello
                                             Controller and Treasurer