Form 10-Q
period 1999-06-30
KROLL O GARA CO
filed 1999-08-16
CIK 1020476

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        Commission File Number: 000-21629

                            THE KROLL-O'GARA COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                  31-1470817
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (IRS EMPLOYER IDENTIFICATION NO.)


                               9113 LESAINT DRIVE
                              FAIRFIELD, OHIO 45014
                                 (513) 874-2112
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE OF
                          PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.


                                   22,150,823
                         ------------------------------
             (SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 1, 1999)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

         ITEM 1:           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets (unaudited) as of
                           June 30, 1999 and December 31, 1998..................................      1

                           Consolidated Statements of Operations (unaudited) for
                           the three and six months ended June 30, 1999 and 1998................      3

                           Consolidated Statements of Cash Flows (unaudited)
                           for the six months ended June 30, 1999 and 1998......................      4

                           Notes to Consolidated Unaudited Financial Statements.................      5

         ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS..................................     15

PART II - OTHER INFORMATION.....................................................................     26

         ITEM 1:  LEGAL PROCEEDINGS.............................................................     26

         ITEM 2:  CHANGES IN SECURITIES.........................................................     26

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..............................................     26

         SIGNATURES.............................................................................     27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                             1999             1998
                                                                                          ----------       ----------
ASSETS
------
Current Assets:
     Cash and equivalents                                                                $     16,852    $      13,895
     Marketable securities                                                                      1,278           13,285
     Trade accounts receivable, net of allowance for doubtful accounts of $2,758
       and $2,427 at June 30, 1999 and December 31, 1998, respectively                         53,494           48,937
     Unbilled revenues                                                                         19,137            7,766
     Other receivables                                                                          3,956            2,763
     Income tax receivable                                                                      1,002                -
     Costs and estimated earnings in excess of billings on uncompleted contracts               22,895           26,408
     Inventories (Note 8)                                                                      22,695           18,607
     Prepaid expenses and other                                                                 6,883            7,748
     Net current assets of discontinued operations (Note 11)                                    8,672            6,837
                                                                                           ----------       ----------
                  Total current assets                                                        156,864          146,246
                                                                                           ----------       ----------

Property, Plant and Equipment, at cost
     Land                                                                                       2,137            1,856
     Buildings and improvements                                                                 8,419            8,272
     Leasehold improvements                                                                     6,658            6,330
     Furniture and fixtures                                                                     7,981            6,007
     Machinery and equipment                                                                   23,662           19,655
     Construction-in-progress                                                                   6,657            2,915
                                                                                           ----------       ----------
                                                                                               55,514           45,035
     Less: accumulated depreciation                                                           (22,964)         (20,463)
                                                                                           ----------       ----------

                                                                                               32,550           24,572
                                                                                           ----------       ----------

Databases, net of accumulated amortization of $24,426 and $22,789 at June 30, 1999
     and December 31, 1998, respectively                                                        9,445            9,239

Costs in Excess of Assets Acquired and Other Intangible Assets, net of accumulated
      amortization  of $5,752 and $3,986 at June 30,  1999 and December 31, 1998,              78,929           59,154
      respectively

 Other Assets:
     Other assets                                                                               2,747            4,882
     Net non-current assets of discontinued operations (Note 11)                                3,062            4,275
                                                                                           ----------       ----------

                                                                                               94,183           77,550
                                                                                           ----------       ----------

                                                                                           $  283,597       $  248,368
                                                                                           ==========       ==========

                  The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                           1999              1998
                                                                                        ---------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Bank lines of credit (Note 5)                                                       $  23,128       $        -
     Current portion of other debt                                                           2,717            2,001
     Trade accounts payable                                                                 23,710           32,557
     Related party payables                                                                    101              353
     Billings in excess of costs and estimated earnings on uncompleted contracts                89              183
     Accrued liabilities                                                                    32,813           20,751
     Customer deposits                                                                       2,947            3,971
     Income taxes currently payable                                                              -              760
     Deferred income taxes                                                                     895              895
                                                                                        ----------       ----------
                  Total current liabilities                                                 86,400           61,471
                                                                                        ----------       ----------

Other Long-Term Liabilities                                                                  3,405            1,543

Deferred Income Taxes                                                                        1,625            1,625

Long-Term Debt, net of current portion                                                      37,749           39,346
                                                                                        ----------       ----------

                  Total liabilities                                                        129,179          103,985

Shareholders' Equity (Note 1):
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $.01 par value, 50,000,000 shares authorized, 22,150,823 and
       21,584,872 shares issued and outstanding at June 30, 1999 and
       December 31, 1998, respectively                                                         222              216
     Additional paid-in capital                                                            168,448          157,230
     Retained deficit                                                                       (8,038)         (11,078)
     Deferred compensation                                                                  (2,172)          (1,114)
     Accumulated other comprehensive loss                                                   (4,042)            (871)
                                                                                        ----------       ----------
                  Total shareholders' equity                                               154,418          144,383
                                                                                        ----------       ----------
                                                                                        $  283,597       $  248,368
                                                                                        ==========       ==========

                  The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------   ---------------------------
                                                                               1999           1998           1999           1998
                                                                          ------------   ------------   ------------   ------------

NET SALES                                                                 $     76,513   $     60,605   $    144,578   $    114,255
COST OF SALES                                                                   44,546         39,109         86,913         74,139
                                                                          ------------   ------------   ------------   ------------
         Gross profit                                                           31,967         21,496         57,665         40,116

OPERATING EXPENSES:
      Selling and marketing expenses                                             6,609          4,066         12,413          7,652
      General and administrative                                                16,048         10,361         29,011         19,438
      Merger expenses (Note 3)                                                   2,886           --            3,094           --
      Restructuring expense (Note 2)                                             3,856           --            4,365           --
                                                                          ------------   ------------   ------------   ------------

         Operating income                                                        2,568          7,069          8,782         13,026
                                                                          ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
      Interest expense                                                            (802)        (1,081)        (1,785)        (2,298)
      Other, net                                                                  (245)           412             71            339
                                                                          ------------   ------------   ------------   ------------
         Income from continuing operations before provision for income
           taxes and cumulative effect of change in accounting principle         1,521          6,400          7,068         11,067


      Provision for income taxes                                                   920          2,655          2,990          4,638
                                                                          ------------   ------------   ------------   ------------
         Income from continuing operations before cumulative effect of
            change in accounting principle                                         601          3,745          4,078          6,429

      Discontinued operations (Note 11):
         Income (loss) from operations of discontinued
           voice and data communications group, net                               (336)           210           (507)           317
                                                                          ------------   ------------   ------------   ------------

         Income before cumulative effect of change in accounting
           principle                                                               265          3,955          3,571          6,746

      Cumulative effect of change in accounting principle,
           net of applicable tax benefit of $408 (Note 6)                         --             --              778           --
                                                                          ------------   ------------   ------------   ------------

         Net income                                                       $        265   $      3,955   $      2,793   $      6,746
                                                                          ------------   ------------   ------------   ------------

Other comprehensive income, net of tax:
      Foreign currency translation adjustment, net of
           $1,784 and $39 tax benefit, respectively                                                           (3,171)           (98)
      Reclassification adjustment for gain on securities
           included in net income, net of $7 tax benefit                                                        --              (10)
                                                                                                        ------------   ------------

         Other comprehensive loss                                                                             (3,171)          (108)
                                                                                                        ------------   ------------

         Comprehensive income (loss)                                                                    $       (378)  $      6,638
                                                                                                        ============   ============

PER SHARE DATA:
BASIC EARNINGS PER SHARE (Note 4)
     Earnings per share                                                   $       0.01   $       0.21   $       0.13   $       0.39
                                                                          ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                         21,891,216     18,677,454     21,815,388     17,320,181
                                                                          ============   ============   ============   ============

DILUTED EARNINGS PER SHARE (Note 4)
     Earnings per share                                                   $       0.01   $       0.21   $       0.12   $       0.38
                                                                          ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                         22,480,451     19,287,135     22,547,934     17,862,716
                                                                          ============   ============   ============   ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 7)
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                           1999       1998
                                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $  2,793   $  6,746
     Adjustments to reconcile net income to net cash used in continuing operations-
         Loss (income) from discontinued operations                                           507       (317)
         Depreciation and amortization                                                      5,904      3,649
         Bad debt expense                                                                     806      1,066
         Gain from extinguishment of long-term debt                                          --          (38)
         Loss on sale of marketable securities                                               --           (7)
         Noncash compensation expense                                                         514         15
     Change in assets and liabilities, net of effects of acquisitions and dispositions-
         Receivables - trade and unbilled                                                 (10,119)    (5,969)
         Costs and estimated earnings in excess of billings on uncompleted contracts        3,513     (7,724)
         Income tax receivable                                                               (327)       190
         Inventories, prepaid expenses and other assets                                      (841)       437
         Accounts payable and income taxes currently payable                              (11,168)    (6,354)
         Billings in excess of costs and estimated earnings on uncompleted contracts          (94)       111
         Amounts due to/from related parties                                               (1,027)      (144)
         Customer deposits                                                                 (1,024)    (1,213)
         Deferred income taxes payable                                                       --         (143)
         Accrued liabilities                                                                6,163        606
         Long-term liabilities                                                              1,862        328
                                                                                         --------   --------
                  Net cash used in continuing operations                                   (2,538)    (8,761)
                                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                       (9,246)    (2,490)
     Additions to databases                                                                (1,843)    (2,407)
     Cash paid for non-compete agreements                                                    --         (134)
     Acquisitions, net of cash acquired                                                   (12,015)    (4,466)
     Sale of marketable securities                                                         12,007         30
                                                                                         --------   --------
                  Net cash used in investing activities of continuing operations          (11,097)    (9,467)
                                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank lines of credit                                20,808     (1,106)
     Payments of long-term debt                                                              (881)   (10,639)
     Proceeds from common stock issuance                                                     --       68,390
     Proceeds from exercise of stock options                                                  964      2,115
     Foreign currency translation                                                          (2,551)        (4)
                                                                                         --------   --------
                  Net cash provided by financing activities of continuing operations       18,340     58,756
                                                                                         --------   --------

NET INCREASE IN CASH AND EQUIVALENTS                                                        4,705     40,528

Effects of foreign currency exchange rates on cash                                           (450)       (74)

Net cash used in discontinued operations                                                   (1,298)      (733)
                                                                                         --------   --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  13,895     12,371
                                                                                         --------   --------

CASH AND EQUIVALENTS, END OF PERIOD                                                      $ 16,852   $ 52,092
                                                                                         ========   ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


(1) GENERAL

      The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services, including network and system security review and repair.

      On May 5, 1998, Kroll-O'Gara completed a public offering of 3,200,000 shares of its common stock at $20.50 per share (the "Offering"), resulting in net proceeds to Kroll-O'Gara of $60.8 million. A portion of the net proceeds was used to repay $14.8 million of indebtedness of Kroll-O'Gara, with the balance available for potential acquisitions, working capital and other general corporate purposes. In addition to the shares sold by Kroll-O'Gara, certain shareholders sold 1,860,000 shares of common stock in conjunction with the Offering.

      The consolidated financial statements include all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K/A for the year ended December 31, 1998.

(2) RESTRUCTURING OF OPERATIONS

      In the second quarter of 1999, Kroll-O'Gara completed its restructuring plan (the "Plan") to reduce costs and improve operating efficiencies with an additional non-recurring pre-tax restructuring charge of approximately $3.9 million. Including the first quarter charge of $0.5 million, the total non-recurring pre-tax restructuring charge associated with the Plan was $4.4 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The principal elements of the restructuring plan are the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. Of the 82 eliminated employees, 35 were direct labor and 47 were management and professional staff. The primary components of the restructuring charge including accrued balances as of June 30, 1999 are as follows:

                                   DESCRIPTION                                                 EXPENSE     ACCRUAL
         ----------------------------------------------------------------------------------   --------    ----------
                                                                                              (DOLLARS IN THOUSANDS)

         Severance and related costs                                                            $3,129      $1,474
         Writedown of property, plant and equipment                                                142         -
         Lease termination costs                                                                   966         847
         Other                                                                                     128         -
                                                                                              --------    --------
                                                                                                $4,365      $2,321
                                                                                              ========    ========

(3) ACQUISITIONS AND MERGERS

      Kroll-O'Gara has completed numerous business combinations in the periods presented. These transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

      On June 16, 1999, Kroll-O'Gara acquired all of the outstanding capital stock of Background America, Inc. for approximately 989,000 shares of Kroll-O'Gara common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. Background America provides employment screening and compliance services to a variety of industries and is included in the Kroll-O'Gara's Investigations and Intelligence Group.

      On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of Buchler Phillips, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and is effective on April 1, 1999. Goodwill related to this transaction was approximately $20.7 million which will be amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group. In connection with the Buchler Phillips purchase acquisition, assets were acquired and liabilities were assumed as follows (dollars in thousands):

          FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
            Cash                                           $      1
            Accounts receivable                                 457
            Inventories                                       2,119
            Other current assets                                332
            Property, plant and equipment                       480
            Other non-current assets                            124
            Costs in excess of assets acquired               20,700
                                                           --------
                                                             24,213
            Less: Cash paid for net assets                  (12,018)
            Fair Value of stock issued                       (8,011)
                                                           --------
                                                           $  4,184
                                                           ========

          LIABILITIES ASSUMED INCLUDING:
            Liabilities assumed and acquisition costs      $  3,280
            Debt                                                904
                                                           --------
                                                           $  4,184
                                                           ========

      On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. for approximately $3.3 million, consisting of 101,555 shares of common stock. Financial Research provides business valuation and economic damage analysis services and is included in Kroll-O'Gara's Investigations and Intelligence Group. The acquisition has been accounted for as a pooling of interests. The pro forma restated results for 1998 would not be materially different from the reported results.

      In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Laboratory Specialists of America, Inc. Effective upon the consummation of the merger, each then issued and outstanding share of Laboratory Specialists common stock was converted into .2102 shares of common stock of Kroll-O'Gara or 1,209,053 shares of Kroll-O'Gara's common stock in total. Outstanding stock options and stock warrants of Laboratory Specialists were converted at the same exchange factor into options to purchase 39,094 and 24,386 shares, respectively, of Kroll-O'Gara's common stock. The financial position and results of operations of Laboratory Specialists are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

      In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Schiff & Associates, Inc. Effective upon the consummation of the merger, each then issued and outstanding share of Schiff common stock was converted into approximately 131.41 shares of common stock of Kroll-O'Gara or 169,521 shares of Kroll-O'Gara's common stock in total. The financial position and results of operations of Schiff are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

      In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Securify Inc. Effective upon the consummation of the merger, all of the outstanding stock of Securify was converted to shares of Kroll-O'Gara's common stock at a rate of .110793 for Series A Preferred, .118273 for Series B Preferred and .0955252 for Securify common stock. In total, Kroll-O'Gara issued 1,430,936 shares of common stock. In addition, outstanding employee stock options of Securify were converted at the same exchange factor as Securify common stock into options to purchase 179,877 shares of Kroll-O'Gara's common stock. Effective with the consummation of the merger, Kroll-O'Gara created the Information Security Group and Securify's results of operations and financial position are reported in this group.

      The mergers with Laboratory Specialists, Schiff, Securify and Background America constituted tax-free reorganizations and have been accounted for as pooling of interests transactions. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Laboratory Specialists, Schiff, Securify and Background America as though they had always been a part of Kroll-O'Gara.

      There were no transactions between Kroll-O'Gara and Laboratory Specialists, Schiff, Securify and Background America prior to the combination and immaterial adjustments were recorded to conform Laboratory Specialists', Schiff's, Securify's and Background America's accounting policies. Certain reclassifications were made to Kroll-O'Gara's, Laboratory Specialists', Schiff's, Securify's and Background America's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                 KROLL-O'GARA   LABORATORY                                BACKGROUND
                                  HISTORICAL    SPECIALISTS      SCHIFF       SECURIFY     AMERICA      COMBINED
                                 ------------   ----------     ---------     ----------    --------    ----------
Three months ended June 30,
1998
(unaudited)
Revenue                             $53,644       $ 4,088        $ 1,113     $      -      $ 1,760      $ 60,605
Income from
discontinued                            210             -             -             -            -           210
operation
Net income (loss)                   $ 3,780       $   552        $   120     $    (310)    $  (187)     $  3,955


                                 KROLL-O'GARA   LABORATORY                                BACKGROUND
                                  HISTORICAL    SPECIALISTS      SCHIFF       SECURIFY     AMERICA      COMBINED
                                 ------------   ----------     ---------     ----------    --------     ---------
Six months ended June 30, 1998
(unaudited)
Revenue                            $101,275       $ 7,660        $ 2,278     $        -      $ 3,042      $114,255
Income from
discontinued                            317             -             -               -            -           317
operation
Net income (loss)                  $  6,307       $   954        $   418     $      (352)    $  (581)     $  6,746

      Through June 30, 1999, Kroll-O'Gara recorded a charge to operating expenses of approximately $3.1 million for direct and other merger and integration related costs. Merger transaction costs are non-recurring and include $0.2 million for stay bonuses, $0.4 million for compensation related to variable plan accounting for options which vest upon a change in control and $2.1 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the mergers completed in December 1998 and were approximately $0.4 million.

      Kroll-O'Gara completed eight other acquisitions in 1998, all of which were accounted for as purchase business combinations. Seven of the 1998 purchase acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group and the eighth has been included in the Security Products and Services Group. The aggregate purchase price of these eight acquisitions amounted to approximately $36.5 million and consisted of $19.4 million in cash and 745,003 shares of common stock (valued at approximately $17.1 million or an average of $22.95 per share). The $36.5 million aggregate purchase price for the 1998 acquisitions excludes a potential earnout of $3.25 million applicable to one of the acquired companies, which is payable over three years and is contingent upon the achievement of specified operating income targets. In addition, in connection with these acquisitions, Kroll-O'Gara entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from fifteen to twenty-five years.

      Kroll-O'Gara made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed InPhoto Surveillance, Inc., a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.0 million, consisting of $0.8 million in cash and 352,381 shares of Kroll-O'Gara's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of InPhoto are included in the consolidated results of operations of Kroll-O'Gara from that date forward. The following unaudited pro forma combined results of operations for the three and six months ended June 30, 1998 assumes the InPhoto acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                               THREE MONTHS ENDED         SIX MONTHS
                                                                  JUNE 30, 1998       ENDED JUNE 30, 1998
                                                               -----------------      -------------------

         Sales                                                     $  63,765              $  120,640
         Income from continuing operations                         $   3,815              $    6,345
         Net income                                                $   4,025              $    6,662
         Earnings per share:
           Basic                                                   $    0.21              $     0.38
           Diluted                                                 $    0.20              $     0.37

(4) EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 (in thousands, except per share data):

                                                                           THREE MONTHS ENDED JUNE 30, 1999
                                                                   ----------------------------------------------
                                                                      INCOME            SHARES          PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                   -----------       -------------     -----------

               Basic EPS                                             $   265              21,891          $0.01
                                                                                                        ==========

               Effect of dilutive securities:
                 Options                                                   -                 570
                 Warrants                                                  -                   1
                 Restricted Stock                                          -                  18
                                                                   -----------       -----------

               Diluted EPS                                           $   265              22,480          $0.01
                                                                   ===========       ============       ==========

                                                                           THREE MONTHS ENDED JUNE 30, 1999
                                                                   ----------------------------------------------
                                                                      INCOME            SHARES          PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                   -----------       -------------     -----------

               Basic EPS                                           $   3,955              18,677          $0.21
                                                                                                          =====
               Effect of dilutive securities:
                 Options                                                   -                 589
                 Warrants                                                  -                  21
                                                                   ---------              ------
               Diluted EPS                                         $   3,955              19,287          $0.21
                                                                   =========              ======          =====

                                                                          SIX MONTHS ENDED JUNE 30, 1999
                                                                   ----------------------------------------------
                                                                      INCOME            SHARES          PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                   -----------       -------------     -----------

               Basic EPS                                           $   2,793              21,815          $0.13
                                                                                                        ==========

               Effect of dilutive securities:
                 Options                                                   -                 708
                 Warrants                                                  -                   3
                 Restricted Stock                                          -                  22

               Diluted EPS                                         $   2,793              22,548          $0.12
                                                                   =========              ======          =====

                                                                          SIX MONTHS ENDED JUNE 30, 1998
                                                                   ----------------------------------------------
                                                                      INCOME            SHARES          PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                   -----------       -------------     -----------

               Basic EPS                                           $   6,746              17,320          $0.39
                                                                                                        =======
               Effect of dilutive securities:
                 Options                                                   -                 522
                 Warrants                                                  -                  21
                                                                   ---------              ------
               Diluted EPS                                         $   6,746              17,863          $0.38
                                                                   =========              ======        =======

      Basic and diluted earnings per share based on income from continuing operations were $0.03 for the three months ended June 30, 1999. The basic and diluted per share impact of the discontinued operation was $0.02.

      Basic and diluted earnings per share based on income from continuing operations before cumulative effect of change in accounting principle were $0.19 and $0.18, respectively, for the six months ended June 30, 1999. The basic and diluted per share impact of the discontinued operation was $0.02 and the basic and diluted per share impact of the change in accounting principle was $0.04.

      Basic and diluted earnings per share based on income from continuing operations were $0.20 and $0.19, respectively, for the three months ended June 30, 1998. The basic and diluted per share impact of the discontinued operation was $0.01 and $0.02, respectively.

      Basic and diluted earnings per share based on income from continuing operations were $0.37 and $0.36, respectively, for the six months ended June 30, 1998. The basic and diluted per share impact of the discontinued operation was $0.02.

 (5) BANK LINES OF CREDIT

      On June 25, 1999, Kroll-O'Gara amended its credit agreement to increase its revolving line of credit to $25 million. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $19.1 million at June 30, 1999. There were no outstanding borrowings pursuant to line of credit agreements at December 31, 1998.

      This credit agreement includes financial covenants, which among other restrictions, requires the maintenance of certain financial ratios, including interest coverage and net worth, and impose limitations on goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with its capital expenditure covenant as of June 30, 1999. However, Kroll-O'Gara did receive a waiver of this noncompliance.

      Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of pound 2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted and borrowings outstanding pursuant to this demand note were approximately $4.0 million as translated at June 30, 1999.

(6) NEW PRONOUNCEMENTS

      In 1998, Kroll-O'Gara adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities in the Consolidated Statements of Operations. The accumulated other comprehensive loss balance of $4.0 million at June 30, 1999 consists entirely of foreign currency translation adjustments.

      In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including pre-operating costs, organization costs and start-up costs to be expensed as incurred. Kroll-O'Gara's practice was to capitalize these expenses and amortize them over periods ranging from one to five years. Kroll-O'Gara adopted SOP 98-5 in the first quarter of 1999 and recorded a cumulative effect of an accounting change of $0.8 million net of a tax benefit of $0.4 million.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Kroll-O'Gara has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

(7) SUPPLEMENTAL CASH FLOW DISCLOSURE

      Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations that matured in 1999. These securities are valued at current market value, which approximates cost.

                                                                                     1999        1998
                                                                                    ------     -------
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
         Cash paid for taxes                                                         $3,680     $1,532
         Cash paid for interest                                                      $1,949     $2,439
         Non-cash activity:
         Fair value of stock issued in connection with  acquisition of Buchler       $8,011     $    -
         Phillips
         Fair value of stock issued in connection with acquisition of                $    -     $5,989
         Lindquist Avey
         Fair value of stock issued in connection with acquisition of Corplex        $    -     $  525

(8) INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):


                                                                        JUNE 30,             DECEMBER 31,
                         INVENTORY CATEGORY                               1999                   1998
               -----------------------------------------------      -----------------     -----------------
                                                                                  (UNAUDITED)
                Raw materials                                            $11,053                $ 7,102
                Vehicle costs and work-in-process                         11,642                 11,505
                                                                         -------                -------
                         Total inventory                                 $22,695                $18,607
                                                                         =======                =======

(9) DERIVATIVE FINANCIAL INSTRUMENTS

      Financial instruments in the form of foreign currency exchange contracts are utilized by Kroll-O'Gara to hedge its exposure to movements in foreign currency exchange rates. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge accounting standards. The fair value of foreign currency exchange contracts is not recognized in the consolidated financial statements since they are accounted for as hedges.

      Kroll-O'Gara has entered into eight foreign currency exchange contracts to hedge effectively its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries that are denominated in the foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount that they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At June 30, 1999, the total notional amount of the contracts, which mature between July 1999 and June 2001, is $18.0 million. Kroll-O'Gara's foreign currency translation adjustment component of shareholder's equity was reduced by $0.1 million in the six months ended June 30, 1999 as a result of these agreements.

(10) SEGMENT DATA

      During 1999 and 1998, Kroll-O'Gara operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group.

      The following summarizes information about the Company's business segments:

                                       SECURITY     INVESTIGATIONS
                                     PRODUCTS AND       AND           INFORMATION
                                       SERVICES     INTELLIGENCE       SECURITY
                                         GROUP         GROUP             GROUP         OTHER        CONSOLIDATED
                                     -----------    ------------      -----------    ----------     ------------
                                                                 (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 1999

Net sales to unaffiliated              $ 28,755      $ 46,487         $  1,271        $   --          $ 76,513
customers                              ========      ========         ========        ========        ========

Gross profit                           $ 10,001      $ 21,319         $    647        $   --          $ 31,967
                                       ========      ========         ========        ========        ========
Operating income (loss)                $  5,799      $  1,572         $    (41)       $ (4,762)       $  2,568
                                       ========      ========         ========        ========        ========

THREE MONTHS ENDED JUNE 30, 1998
Net sales to unaffiliated              $ 33,910      $ 26,695         $   --          $   --          $ 60,605
customers                              ========      ========         ========        ========        ========

Gross profit                           $  9,913      $ 11,583         $   --          $   --          $ 21,496
                                       ========      ========         ========        ========        ========
Operating income (loss)                $  5,226      $  3,947         $   (319)       $ (1,785)       $  7,069
                                       ========      ========         ========        ========        ========

SIX MONTHS ENDED JUNE 30, 1999
Net sales to unaffiliated              $ 57,475      $ 84,623         $  2,480        $   --          $144,578
customers                              ========      ========         ========        ========        ========

Gross profit                           $ 18,576      $ 37,822         $  1,267        $   --          $ 57,665
                                       ========      ========         ========        ========        ========
Operating income (loss)                $  9,544      $  5,818         $    123        $ (6,703)       $  8,782
                                       ========      ========         ========        ========        ========
Identifiable assets at June 30, 1999   $103,219      $147,575         $  2,445        $   --          $253,239
                                       ========      ========         ========
Corporate assets                                                                          --            18,624
Net assets of discontinued                                                                --            11,734
operation                                                                             --------        --------

     Total assets at June 30, 1999                                                    $   --          $283,597
                                                                                      ========        ========
SIX MONTHS ENDED JUNE 30, 1998
Net sales to unaffiliated              $ 64,128      $ 50,127         $   --          $   --          $114,255
customers                              ========      ========         ========        ========        ========

Gross profit                           $ 18,274      $ 21,842         $   --          $   --          $ 40,116
                                       ========      ========         ========        ========        ========
Operating income (loss)                $  9,207      $  7,527         $   (362)       $ (3,346)       $ 13,026
                                       ========      ========         ========        ========        ========

(11) DISCONTINUED OPERATIONS

      On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group, which offers secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara received an outside expression of interest for this business in April 1999 and intends to make the assets of the segment available for sale immediately and expects to complete the disposal of this segment within the next twelve months. The results of operations of this Group have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group include an allocation of interest expense based on the Group's average net assets. The Group does not warrant any material income tax expense or benefit for the periods presented.

      Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                        THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                                              1999       1998
                                             -------    -------
Net Sales                                    $ 4,029    $ 5,714
Interest expense allocation                  $    45    $    89
Income (loss) from discontinued operations   $  (336)   $   210


                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------
                                               1999       1998
                                             -------    -------
Net Sales                                    $ 7,463    $10,540
Interest expense allocation                  $    90    $   204
Income (loss) from discontinued operations   $  (507)   $   317

                                                     JUNE 30, 1999
                                                     -------------
Current assets                                          $ 14,475
Property, plant and equipment, net                           132
Other assets                                               2,930
Current liabilities                                       (5,803)
                                                        --------
                Net assets of discontinued operations   $ 11,734
                                                        ========


      Kroll-O'Gara will continue to monitor the potential for impairment of the net assets of the discontinued Voice and Data Communications Group, if any, and will record impairment as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes no impairment exists at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1999 and 1998, financial results from period-to-period may lack comparability. Additionally, effective December 31, 1998, Kroll-O'Gara established the Information Security Group and, on April 28, 1999, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical revenue amounts have been reclassified to conform to the current categories.

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

     OTHER ACQUISITIONS. Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous acquisitions in 1999 and 1998, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases.

     On June 16, 1999, Kroll-O'Gara acquired all of the capital stock of Background America, Inc. of Nashville, Tennessee, in exchange for 899,243 shares of Kroll-O'Gara common stock. Background America provides background investigation services to a variety of industries. The transaction was accounted for as a pooling of interests. Background America's revenues are included in the Investigations and Intelligence Group.

     On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of Buchler Phillips, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and is effective on April 1, 1999. Goodwill related to this transaction was approximately $20.7 million which will be amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

     On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. of Fort Washington, Pennsylvania, in exchange for 101,555 shares of Kroll-O'Gara common stock valued at approximately $3.3 million, or $32.49 per share. The acquisition has been accounted for as a pooling of interests. Financial Research provides business valuation and economic damage analysis services throughout the United States. Its revenues are included in the Investigations and Intelligence Group.

     The acquisitions completed in 1998 are listed in the following chart.


POOLINGS(1)
        COMPANY                  BUSINESS                  GROUP              DATE ACQUIRED              PRICE
---------------------     ---------------------    ---------------------   ------------------       -----------------
Laboratory                Drug testing             Investigations and      December 7, 1998         1,209,053 shares
Specialists of                                     Intelligence
America, Inc. (2)
Securify, Inc.            Information security     Information Security    December 31, 1998        1,430,936 shares
                          services
Schiff & Associates,      Security architectural   Investigations and      December 31, 1998        169,521 shares
Inc.                      services                 Intelligence
-------------------------


PURCHASES(3)
        COMPANY                  BUSINESS                  GROUP              DATE ACQUIRED              PRICE
---------------------     ---------------------    ---------------------   ------------------       -----------------
Corplex, Inc.             Investigative and        Investigations and      March 1, 1998            29,207 shares

                          executive protection     Intelligence
                          services
Lindquist Avey            Forensic and             Investigations and      June 1, 1998             $4.7 million in cash
MacDonald Baskerville,    investigative            Intelligence                                     and 278,340 shares
Inc.                      accounting services;
                          headquartered in Canada
Kizorek, Inc.             Video surveillance       Investigations and      July 1, 1998             $0.8 million in cash
                          services                 Intelligence                                     and 352,381 shares
Protec S.A.               Armors cars in Colombia  Security Products and   September 30, 1998       $3.2 million in cash
                                                   Services                                         and 38,788 shares
Holder Associates, S.A.   Security services in     Investigations and      October 1, 1998          $4.5 million in cash
                          Argentina                Intelligence                                     and 46,287 shares
Fact Finders Limited      Investigates             Investigations and      November 1, 1998         $3.2 million in cash,
                          intellectual property    Intelligence                                     plus a 3-year earn-out
                          infringement cases in                                                     based on profits
                          Hong Kong and the
                          Peoples Republic of
                          China

--------------

(1) Pooling of interests accounting requires the restating of all prior period consolidated financial information as though the acquired entity had always been a part of Kroll-O'Gara.

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

     REVENUE RECOGNITION. Kroll-O'Gara recognizes net sales from government and most commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara recognizes estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.

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

RESTRUCTURING OF OPERATIONS

     Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations has become a strategic initiative for Kroll-O'Gara's management. As part of this initiative, management continuously evaluates its business segments to ensure that its core businesses within the segments are operating efficiently. In 1998, most of the businesses were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses. In 1997, the Security Products and Services Group completed several acquisitions as well. In evaluating the operations of this Group, management concluded that a cost savings initiative was required and would be achieved largely through operating process improvements and a corresponding decrease in personnel.

      In the first quarter of 1999, Kroll-O'Gara began implementation of such a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. In the second quarter of 1999, Kroll-O'Gara completed the restructuring plan with an additional non-recurring pre-tax restructuring charge of $3.9 million. The principal elements of the restructuring plan are the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs. See Note 2 to the Notes to Financial Statements for more information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED JUNE
                                                       JUNE 30,                           30,
                                            -----------------------------    ---------------------------
                                                1999            1998            1999            1998
                                            -----------     -------------    ----------      -----------

Security Products and Services
   Military                                       9.2%           25.0%           12.4%           23.2%
   Commercial                                    28.4%           31.0%           27.4%           33.0%
Investigations and Intelligence                  60.8%           44.0%           58.5%           43.9%
Information Security                              1.7%             -              1.7%            -
                                             ----------     -------------    ------------    ----------

               Total net sales                  100.0%          100.0%          100.0%          100.0%
Cost of sales                                    58.2            64.5            60.1            64.9
                                             ----------     -------------    ------------    ----------
        Gross profit                             41.8            35.5            39.9            35.1

Operating expenses:
     Selling and marketing                        8.6             6.7            8.6              6.7
     General and administrative                  21.0            17.1           20.1             17.0
     Merger expenses                              3.8              -             2.1              -
     Restructuring charge                         5.0              -             3.0              -
                                             ----------     -------------    ------------    ----------
        Operating income                          3.4            11.7            6.1             11.4
Other income (expense):
     Interest expense                            (1.0)           (1.8)          (1.2)            (2.0)
     Other, net                                  (0.3)            0.7             -               0.3
                                             ----------     -------------    ------------    ----------
Income from continuing operations before
provision for income taxes and cumulative
effect of accounting change                       2.0            10.6            4.9              9.7

     Provision for income taxes                   1.2             4.4            2.1              4.1
                                             ----------     -------------    ------------    ----------

Income from continuing operations before
cumulative effect of accounting change            0.8             6.2            2.8              5.6
Income (loss) from operations of
discontinued Voice and Data                      (0.4)            0.3          (0.4)              0.3
                                             ----------     -------------    ------------    ----------
Communications Group, net
Income before cumulative effect of
accounting change                                 0.3             6.5           2.5               5.9
Cumulative effect of accounting change,
net of tax benefit                                 -               -            0.5               -
                                             ----------     -------------    ------------    ----------

Net income                                        0.3%            6.5%           1.9%            5.9%
                                             ==========     =============    ============    ==========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     NET SALES. Net sales for the three months ended June 30, 1999 increased $15.9 million, or 26%, from $60.6 million in 1998 to $76.5 million in 1999.

     SECURITY PRODUCTS AND SERVICES GROUP. Net sales for the Security Products and Services Group for the three months ended June 30, 1999 decreased $5.2 million, or 15%, from $33.9 million in 1998 to $28.8 million in 1999. The decrease results from a decrease in net sales of military products and services of $8.1 million, or 53%, from $15.1 million in 1998 to $7.1 million in 1999. In April 1998, Kroll-O'Gara began work on a new contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998. In 1999, levels of production and net sales more nearly approximated those of 1997 as production was based solely on the 738 Contract.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $2.9 million, or 15%, from $18.8 million in 1998 to

$21.7 million in 1999. The increase in sales was due to increased production resulting from a large contract from the U.S. government to produce over 300 light armored vehicles which Kroll-O'Gara received at the end of the first quarter of 1999.

     INVESTIGATIONS AND INTELLIGENCE GROUP. Net sales for the Investigations and Intelligence Group increased $19.8 million, or 74%, from $26.7 million in the second quarter of 1998 to $46.5 million in 1999. A substantial portion of this increase is a result of the acquisitions completed for the Group in the second half of 1998 and the first half of 1999. Excluding purchase acquisitions, sales increased $3.5 million. This increase primarily stems from internal growth in the Group's business intelligence and investigations as well as corporate services practices.

     INFORMATION SECURITY GROUP. Net sales in the second quarter of 1999 for the Information Security Group were $1.3 million. The Information Security Group initiated operations in February 1998 but had no sales in the second quarter of 1998.

     COST OF SALES. Cost of sales for the three months ended June 30, 1999 increased $5.4 million, or 14%, from $39.1 million in 1998 to $44.5 million in 1999. The increase in cost of sales was due to the acquisitions completed in the second half of 1998 and the first half of 1999. Excluding acquisitions, cost of sales decreased $5.9 million. Gross profit as a percentage of net sales was 41.8%, as compared with 35.5% for the same period in 1998. The overall increase in gross profit as a percent of net sales is primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group net sales increased as a percentage of total net sales. In addition, gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group where commercial armoring sales as well as military spare parts sales, both with higher margins, increased as a percentage of total Security Products and Services Group sales.

     As a percentage of net sales, gross margin for the Security Products and Services Group increased approximately 5.6% from 29.2% in 1998 to 34.8% in 1999. Gross profit as a percentage of net sales increased approximately 2.5% from 43.4% in 1998 to 45.9% in 1999 for the Investigations and Intelligence Group, primarily due to the contribution of higher margins from the completed acquisition of Buchler Phillips in the second quarter of 1999. Gross margin at the Information Security Group was 50.9%.

     Historically, Kroll-O'Gara has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group or the Information Security Group increases as a percentage of total net sales as occurred in the second quarter of 1999, consolidated gross profit as a percentage of net sales may increase as well.

     OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1999 increased $15.0 million, or 104%, from $14.4 million in 1998 to $29.4 million in 1999. The increase is partially due to the acquisitions completed after the second quarter of 1998. Excluding acquisitions, operating expenses increased $9.9 million. Included in this increase were merger related costs of $2.9 million primarily for the Background America merger completed on June 16, 1999 and a restructuring charge of $3.8 million. The remaining increase relates to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara after the end of the first quarter in 1998.

     As a percent of net sales, operating expenses, before merger related costs and the restructuring charge, increased from 23.8% in 1998 to 29.6% in 1999. As mentioned previously in Restructuring of Operations, Kroll-O'Gara continues to evaluate the different segments of its business and recently concluded that a plan to reduce costs and improve operating efficiencies was needed. As a result, a restructuring plan was implemented which management believes will reduce operating expenses as a percentage of net sales in future periods. However, there was no such reduction in the second quarter as much of the cost savings actions did not occur until late in the quarter.

     INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 decreased $0.3 million, or 26%, from $1.1 million in 1998 to $0.8 million in 1999. This decrease was the result of the Offering, in which a portion of the Company's debt was repaid. In addition, in May 1998, Kroll-O'Gara received a 1% step down in interest rate on its $35.0 million senior notes (the "Senior Notes") as a result of achieving the specified criteria outlined in the Senior Notes purchase agreement.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 1999 was $0.9 million compared to $2.7 million in 1998. The effective tax rate for the second quarter of 1999 was 60% compared to 41% in 1998. The effective tax rate in the second quarter of 1999 was higher due to the non-deductibility of some merger-related expenses incurred in the period related to the Background America, Inc. merger.

     DISCONTINUED OPERATIONS. In the second quarter of 1999, the loss from operations related to the discontinued Voice and Data Communications Group was $0.3 million compared to income from operations of this business in 1998 of $0.2 million. The decrease in income was attributable to a $1.7 million decrease in sales and a related decrease in gross profit of $0.7 million. The decrease in sales was a result of the slower than anticipated introduction of a new product into the market to replace an existing product and softness in the market for the Group's products. Kroll-O'Gara does expect sales performance and profitability to improve in the third quarter as a large contract was received at the end of the second quarter for approximately $3.0 million of equipment. Kroll-O'Gara continues to evaluate the need for a provision for a loss on disposal of this business. However, management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     NET SALES. Net sales for the six months ended June 30, 1999 increased $30.3 million, or 27%, from $114.3 million in 1998 to $144.6 million in 1999.

     SECURITY PRODUCTS AND SERVICES GROUP. Net sales for the Security Products and Services Group for the six months ended June 30, 1999 decreased $6.7 million, or 10%, from $64.1 million in 1998 to $57.5 million in 1999. The decrease results from a decrease in net sales of military products and services of $8.6 million, or 33%, from $26.5 million in 1998 to $17.9 million in 1999. In April 1998, Kroll-O'Gara began work on the 738 Contract. In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998. In 1999, levels of production and net sales more nearly approximated those of 1997 as production was based solely on the 738 Contract.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $1.9 million, or 5%, from $37.7 million in 1998 to $39.6 million in 1999. The increase in sales was due to increased production resulting from a large contract from the U.S. government to produce over 300 light armored vehicles which Kroll-O'Gara received at the end of the first quarter of 1999.

     INVESTIGATIONS AND INTELLIGENCE GROUP. Net sales for the Investigations and Intelligence Group increased $34.5 million, or 69%, from $50.1 million in 1998 to $84.6 million in 1999. A substantial portion of this increase is a result of the acquisitions completed for the Group in the second half of 1998 and the first half of 1999. Excluding purchase acquisitions, sales increased $5.6 million. This increase primarily stems from internal growth in the Group's business intelligence and investigations as well as corporate services practices.

     INFORMATION SECURITY GROUP. Net sales for the six months ended June 30, 1999 for the Information Security Group were $2.5 million. The Information Security Group initiated operations in February 1998 but had no sales in the first half of 1998.

     COST OF SALES. Cost of sales for the six months ended June 30, 1999 increased $12.8 million, or 17%, from $74.1 million in 1998 to $86.9 million in 1999. The increase in cost of sales was due to the acquisitions completed in the second half of 1998 and the first half of 1999. Excluding acquisitions, cost of sales decreased $5.7 million. Gross profit as a percentage of net sales was 39.9%, as compared with 35.1% for the same period in 1998. The overall increase in gross profit as a percent of net sales is primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group net sales increased as a percentage of total net sales. In addition, gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group where commercial armoring sales as well as military spare parts sales, both with higher margins, increased as a percentage of total Security Products and Services Group sales.

     As a percentage of net sales, gross margin for the Security Products and Services Group increased approximately 3.8% from 28.5% in 1998 to 32.3% in 1999. Gross profit as a percentage of net sales increased approximately 1.1% from 43.6% in 1998 to 44.7% in 1999 for the Investigations and Intelligence Group, primarily due to the contribution of higher margins from the completed acquisition of Buchler Phillips in the second quarter of 1999. Gross margin at the Information Security Group was 51.0%.

     Historically, Kroll-O'Gara has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group or the Information Security Group increases as a percentage of total net sales as occurred in the first six months of 1999, consolidated gross profit as a percentage of net sales may increase as well.

     OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1999 increased $21.8 million, or 80%, from $27.1 million in 1998 to $48.9 million in 1999. The increase is partially due to the acquisitions completed after the second quarter of 1998. Excluding acquisitions, operating expenses increased $12.6 million. Included in this increase were merger-related costs of $3.1 million primarily for the Background America merger completed on June 16, 1999 and a restructuring charge of $4.4 million. The remaining increase relates to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara after the end of the first quarter in 1998.

         As a percent of net sales, operating expenses, before merger related costs and the restructuring charge, increased from 23.7% in 1998 to 28.7% in 1999. As mentioned previously in Restructuring of Operations, Kroll-O'Gara continues to evaluate the different segments of its business and recently concluded that a plan to reduce costs and improve operating efficiencies was needed. As a result, a restructuring plan was implemented which management believes will reduce operating expenses as a percentage of net sales in future periods. However, there was no such reduction in the first six months of 1999 as much of the cost savings actions did not occur until late in the quarter.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 decreased $0.5 million, or 22%, from $2.3 million in 1998 to $1.8 million in 1999. This decrease was the result of the Offering, in which a portion of the Company's debt was repaid. In addition, in May 1998, Kroll-O'Gara received a 1% step down in interest rate on the Senior Notes as a result of achieving the specified criteria outlined in the Senior Notes purchase agreement.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1999 was $3.0 million compared to $4.6 million in 1998. The effective tax rate for the first six months of 1999 was 42% compared to 42% in 1998. In 1998, the effective tax rate was negatively impacted by recording valuation allowances on certain foreign net operating losses. In 1999, the effective tax rate was negatively impacted by the non-deductibility of some merger-related expenses incurred in the period related to the Background America merger.

         DISCONTINUED OPERATIONS. In 1999, the loss from operations related to the discontinued Voice and Data Communications Group was $0.5 million compared to income from operations of this business in 1998 of $0.3 million. The decrease in income was attributable to a $3.1 million decrease in sales and a related decrease in gross profit of $1.1 million. The decrease in sales was a result of the slower than anticipated introduction of a new product into the market to replace an existing product and softness in the market for the Group's products. Kroll-O'Gara does expect sales performance and profitability to improve in the third quarter as a large contract was received at the end of the second quarter for approximately $3.0 million of equipment. Kroll-O'Gara continues to evaluate the need for a provision for a loss on disposal of this business. However, management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

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

LIQUIDITY AND CAPITAL RESOURCES

         General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations and other financing activities, excluding non-cash charges such as depreciation and amortization.

     CREDIT FACILITY. On June 25, 1999, Kroll-O'Gara amended and restated its credit agreement with KeyBank National Association to provide for a revolving line of credit of $25 million and a letter of credit facility of approximately $7.6 million which matures on May 31, 2000. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. The credit agreement includes financial covenants, which among other restrictions, requires the maintenance of certain financial ratios, including interest coverage and net worth, and impose limitations on goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with its capital expenditure covenant as of June 30, 1999. However, Kroll-O'Gara did receive a waiver of this noncompliance. Borrowings under this line of credit were approximately $19.1 million at June 30, 1999.

         The remaining proceeds from the Offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of Kroll-O'Gara for the next twelve months. In addition, Kroll-O'Gara expects to have proceeds available upon the sale of its Voice and Data Communications Group.

         Kroll-O'Gara will continue to review additional sources of capital, which may include additional bank borrowings or equity offerings, as they become necessary to meet needs other than working capital.

         CASH FLOWS FROM OPERATING ACTIVITIES. Cash used in operating activities decreased from $8.8 million in the first six months of 1998 to $2.5 million in 1999. In both periods, cash was used primarily to fund working capital investments offset by income from continuing operations.

         CASH FLOWS FROM INVESTING ACTIVITIES. Historically, Kroll-O'Gara has limited its capital expenditure requirements by leasing certain assets. Through June 30, 1999, Kroll-O'Gara incurred $9.2 million of capital expenditures primarily related to the acquisition of two new enterprise systems at its Security Products and Services Group and Investigation and Intelligence Group as well as upgrades of general information systems unrelated to Kroll-O'Gara's Year 2000 compliance efforts. Additional capital expenditures were made for machinery and equipment. Capital expenditures totaled $2.5 million for the six months ended June 30, 1998. In 1999, Kroll-O'Gara sold $12.0 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $1.8 million and $2.4 million for the six months ended June 30, 1999 and 1998, respectively.

         CASH FLOWS FROM FINANCING ACTIVITIES. Cash provided by financing activities for the first six months of 1998 was $58.8 million. Cash provided by financing activities was a result of the Offering in May 1998. In 1999, cash provided by financing activities was $18.3 million and was provided by borrowings under the bank lines of credit.

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

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At June 30, 1999, eight such contracts, maturing between July 1999 and December 2000, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $18.0 million. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

     YEAR 2000 ISSUES. Kroll-O'Gara has initiated a program to prepare for the year 2000. During 1997, Kroll-O'Gara began the process of replacing the enterprise systems at its two largest subsidiaries, both for the purpose of making the systems Year 2000 compliant and to enhance the information systems capabilities of these subsidiaries. One of the new systems became operational early in the third quarter and the other is scheduled to be operational by the middle of the fourth quarter of 1999.

     Additionally, Kroll-O'Gara is implementing a plan to prepare its remaining systems for Year 2000. Kroll-O'Gara has completed an inventory of all its computer software and embedded technology and has prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, Kroll-O'Gara now is in the process of acting to resolve any potential problems which were previously identified. Kroll-O'Gara anticipates that it will have taken all the necessary steps to ensure no interruption of services as a result of the Year 2000 issue by the end of the third quarter of 1999.

     Total Year 2000 compliance cost is estimated to be approximately $5.5 million, of which approximately $4.9 million relates to the acquisition of new enterprise systems and will be capitalized. The remaining approximately $0.6 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements, and is not expected to be material to Kroll-O'Gara's results of operations or cash flows. Total costs paid relating to this plan as of June 30, 1999 were $4.4 million. There can be no assurance that the final costs of the Year 2000 program will not exceed current management estimates.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any pending litigation, individually or in aggregate, that is likely to have a material adverse effect on its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES

         On March 1, 1999, Kroll-O'Gara issued 101,555 shares of common stock in the acquisition of Financial Research, Inc. On June 3, 1999, the Kroll-O'Gara Company issued 366,469 shares of common stock in the acquisition of Buchler Phillips. On June 16, Kroll-O'Gara issued 899,243 shares of common stock in the acquisition of Background America. In each case, the shares were issued to a limited number of investors and the issuance was exempt from registration on the basis of Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

             10.1  Employment Agreement between Kroll Associates, Inc.,
                   The Kroll-O'Gara Company and Michael G. Cherkasky, dated May 17, 1999

             10.2 Amended Loan Agreement, dated June 25, 1999, among The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, Kroll Holdings, Inc., Kroll Associates, Inc. and Keybank National Association

               27  Financial Data Schedule (Edgar version only)

         (b)   Reports on Form 8-K.

         During the quarter ended June 30, 1999, Kroll-O'Gara filed the following current reports on Form 8-K.

               a.) Announcing the acquisition of assets of Buchler Phillips (Date of Report: June 3, 1999) filed June 18, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of August, 1999.


                                 THE KROLL-O'GARA COMPANY



                                 By   /s/ Nicholas P. Carpinello

                                     Nicholas P. Carpinello
                                     Controller and Treasurer