Form 10-Q
period 1999-09-30
KROLL O GARA CO
filed 1999-11-16
CIK 1020476

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number: 000-21629

                            THE KROLL-O'GARA COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                         31-1470817
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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

                                   22,212,440
                         ------------------------------
           (SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 1999)

================================================================================

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets (unaudited) as of
                           September 30, 1999 and December 31, 1998 .........................................  1

                           Consolidated Statements of Operations (unaudited) for
                                    the three and nine months ended September 30, 1999
                                    and 1998.................................................................  3

                           Consolidated Statements of Cash Flows (unaudited)
                           for the nine months ended September 30, 1999 and 1998 ............................  4

                           Notes to Consolidated Unaudited Financial Statements .............................  5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ....................................................... 15

PART II - OTHER INFORMATION ................................................................................. 26

         ITEM 1:  LEGAL PROCEEDINGS ......................................................................... 26

         ITEM 2:  CHANGES IN SECURITIES ..................................................................... 26

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .......................................................... 26

         SIGNATURES.......................................................................................... 27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                    1999         1998
                                                                                                  ---------    ---------
ASSETS
------
Current Assets:
     Cash and equivalents                                                                         $  10,902    $  13,895
     Marketable securities                                                                              528       13,285
     Trade accounts receivable, net of allowance for doubtful accounts of $3,592 and $2,427 at
       September 30, 1999 and December 31, 1998, respectively                                        58,483       48,937
     Unbilled revenues                                                                               17,494        7,766
     Other receivables                                                                                1,289        2,763
     Costs and estimated earnings in excess of billings on uncompleted contracts                     27,796       26,408
     Inventories (Note 8)                                                                            25,732       18,607
     Prepaid expenses and other                                                                      10,440        7,748
     Net current assets of discontinued operations (Note 11)                                          7,043        6,837
                                                                                                  ---------    ---------
                  Total current assets                                                              159,707      146,246
                                                                                                  =========    =========
Property, Plant and Equipment, at cost
     Land                                                                                             2,137        1,856
     Buildings and improvements                                                                       8,414        8,272
     Leasehold improvements                                                                           6,634        6,330
     Furniture and fixtures                                                                           8,389        6,007
     Machinery and equipment                                                                         26,642       19,655
     Construction-in-progress                                                                         9,008        2,915
                                                                                                  ---------    ---------
                                                                                                     61,224       45,035
     Less: accumulated depreciation                                                                 (25,754)     (20,463)
                                                                                                  ---------    ---------
                                                                                                     35,470       24,572
                                                                                                  ---------    ---------
Databases, net of accumulated amortization of $25,425 and $22,789 at September 30, 1999 and
     December 31, 1998, respectively                                                                  9,725        9,239
                                                                                                  ---------    ---------
Costs in Excess of Assets Acquired and Other Intangible Assets, net of
      accumulated amortization of $7,218 and $3,986 at September 30, 1999 and
      December 31, 1998, respectively                                                                79,114       59,154
 Other Assets:
     Other assets                                                                                     3,770        4,882
     Net non-current assets of discontinued operations (Note 11)                                      3,029        4,275
                                                                                                  ---------    ---------
                                                                                                     95,638       77,550
                                                                                                  ---------    ---------
                                                                                                  $ 290,815    $ 248,368
                                                                                                  =========    =========



                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                     1999         1998
                                                                                     ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank lines of credit (Note 5)                                                 $  22,170    $    --
     Current portion of other debt                                                     2,315        2,001
     Trade accounts payable                                                           22,949       32,557
     Related party payables                                                               93          353
     Billings in excess of costs and estimated earnings on uncompleted contracts         119          183
     Accrued liabilities                                                              33,602       20,751
     Customer deposits                                                                 4,324        3,971
     Income taxes currently payable                                                      808          760
     Deferred income taxes                                                               782          782
                                                                                   ---------    ---------
                  Total current liabilities                                           87,162       61,358
                                                                                   ---------    ---------
Other Long-Term Liabilities                                                            3,765        1,543

Deferred Income Taxes                                                                  1,625        1,625

Long-Term Debt, net of current portion                                                38,046       39,346
                                                                                   ---------    ---------
                  Total liabilities                                                  130,598      103,872

Shareholders' Equity (Note 1):
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued            --           --
     Common stock, $.01 par value, 50,000,000 shares authorized, 22,179,510 and
       21,584,872 shares issued and outstanding at September 30, 1999 and
       December 31, 1998, respectively                                                   222          216
     Additional paid-in capital                                                      168,585      157,230
     Retained deficit                                                                 (4,271)     (10,965)
     Deferred compensation                                                            (1,901)      (1,114)
     Accumulated other comprehensive loss                                             (2,418)        (871)
                                                                                   ---------    ---------
                  Total shareholders' equity                                         160,217      144,496
                                                                                   ---------    ---------
                                                                                   $ 290,815    $ 248,368
                                                                                   =========    =========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------  -------------------------------
                                                                     1999            1998              1999             1998
                                                                  ------------    ------------      ------------    ------------
 NET SALES                                                        $     80,980    $     70,537      $    225,558    $    184,792
 COST OF SALES                                                          49,517          45,261           136,430         119,400
                                                                  ------------    ------------      ------------    ------------
         Gross profit                                                   31,463          25,276            89,128          65,392
 OPERATING EXPENSES:
      Selling and marketing expenses                                     3,698           4,519            16,111          12,171
      General and administrative                                        19,841          11,526            48,853          30,964
      Merger expenses (Note 3)                                             443            --               3,537            --
      Restructuring expense (Note 2)                                      --              --               4,364            --
                                                                  ------------    ------------      ------------    ------------
         Operating income                                                7,481           9,231            16,263          22,257
                                                                  ------------    ------------      ------------    ------------
 OTHER INCOME (EXPENSE):
      Interest expense                                                  (1,150)           (974)           (2,936)         (3,272)
      Other, net                                                          (110)            931               (39)          1,270
                                                                  ------------    ------------      ------------    ------------
         Income from continuing operations before provision for
           income taxes and cumulative effect of change
           in accounting principle                                       6,221           9,188            13,288          20,255
      Provision for income taxes                                         2,119           3,866             5,108           8,504
                                                                  ------------    ------------      ------------    ------------
         Income from continuing operations before
           cumulative effect of change in accounting
           principle                                                     4,102           5,322             8,180          11,751

      Discontinued operations (Note 11):
         Income (loss) from operations of discontinued
           voice and data communications group, net                       (448)            (30)             (954)            287
                                                                  ------------    ------------      ------------    ------------
         Income before cumulative effect of change in
           accounting principle                                          3,654           5,292             7,226          12,038

      Cumulative effect of change in accounting principle,
           net of applicable tax benefit of $408 (Note 6)                 --              --                (778)           --
                                                                  ------------    ------------      ------------    ------------
         Net income                                               $      3,654    $      5,292      $      6,448    $     12,038
                                                                  ------------    ------------      ------------    ------------
 Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment, net of $948
           tax benefit and $85 tax  provision, respectively                                               (1,547)            127
      Reclassification adjustment for gain on securities
           included in net income, net of $4 tax benefit                                                      --             (10)
                                                                                                    ------------    ------------
         Other comprehensive income (loss)                                                                (1,547)            117
                                                                                                    ------------    ------------
         Comprehensive income                                                                       $      4,901    $     12,155
                                                                                                    ============    ============
PER SHARE DATA:
BASIC EARNINGS PER SHARE (Note 4)
     Earnings per share                                           $       0.16    $       0.25      $       0.29    $       0.65
                                                                  ============    ============      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                 22,169,133      21,105,379        21,934,599      18,595,808
                                                                  ============    ============      ============    ============
DILUTED EARNINGS PER SHARE (Note 4)
     Earnings per share                                           $       0.16          $0 .24      $       0.29    $       0.63
                                                                  ============    ============      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                 22,664,716      21,700,192        22,595,018      19,226,426
                                                                  ============    ============      ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 7)
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            1999        1998
                                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  6,448    $ 12,038
     Adjustments to reconcile net income to net cash used in continuing operations-
         Loss (income) from discontinued operations                                            954        (287)
         Depreciation and amortization                                                      10,028       6,160
         Bad debt expense                                                                     (298)      1,226
         Gain from extinguishment of long-term debt                                           --           (38)
         Gain on sale of marketable securities                                                --            (7)
         Noncash compensation expense                                                          785          33
     Change in assets and liabilities, net of effects of acquisitions and dispositions-
         Receivables - trade and unbilled                                                  (12,361)    (20,338)
         Costs and estimated earnings in excess of billings on uncompleted contracts        (1,387)     (9,190)
         Income tax receivable                                                                --           190
         Inventories, prepaid expenses and other assets                                     (9,412)     (1,272)
         Accounts payable and income taxes currently payable                               (11,121)     (1,513)
         Billings in excess of costs and estimated earnings on uncompleted contracts           (64)        (95)
         Amounts due to/from related parties                                                 2,157        (353)
         Customer deposits                                                                     353         110
         Deferred income taxes payable                                                        --           (80)
         Accrued liabilities                                                                 6,225       1,086
         Long-term liabilities                                                               2,221       1,427
                                                                                          --------    --------
                  Net cash used in continuing operations                                    (5,472)    (10,903)
                                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                       (13,868)     (4,381)
     Additions to databases                                                                 (3,122)     (6,226)
     Cash paid for non-compete agreements                                                     (450)       (134)
     Acquisitions, net of cash acquired                                                    (12,015)     (8,262)
     Sale of marketable securities                                                          12,757          20
                                                                                          --------    --------
                  Net cash used in investing activities of continuing operations           (16,698)    (18,983)
                                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank lines of credit                                 19,850      (1,101)
     Payments of long-term debt                                                               (986)    (10,865)
     Proceeds from common stock issuance                                                      --        68,358
     Payments to retire common stock                                                          --          (211)
     Proceeds from exercise of stock options and warrants                                    1,775       3,071
     Foreign currency translation                                                           (1,193)         11
                                                                                          --------    --------
                  Net cash provided by financing activities of continuing operations        19,446      59,263
                                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                             (2,724)     29,377
Effects of foreign currency exchange rates on cash                                            (354)         77
Net cash provided by (used in) discontinued operations                                          85        (792)
                                                                                          --------    --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                   13,895      12,371
                                                                                          --------    --------
CASH AND EQUIVALENTS, END OF PERIOD                                                       $ 10,902    $ 41,033
                                                                                          ========    ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(1) GENERAL

         The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K/A for the year ended December 31, 1998.

(2) RESTRUCTURING OF OPERATIONS

         In the second quarter of 1999, Kroll-O'Gara completed its restructuring plan (the "Plan") to reduce costs and improve operating efficiencies with an additional non-recurring pre-tax restructuring charge of approximately $3.9 million. Including the first quarter charge of $0.5 million, the total non-recurring pre-tax restructuring charge associated with the Plan was $4.4 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. Of the 82 eliminated employees, 35 were direct labor and 47 were management and professional staff. The primary components of the restructuring charge including accrued balances as of September 30, 1999 are as follows:

                                          DESCRIPTION                                        EXPENSE      ACCRUAL
       -----------------------------------------------------------------------------------  ---------    ---------
                                                                                            (DOLLARS IN THOUSANDS)
       Severance and related costs                                                            $ 3,129       $ 667
       Writedown of property, plant and equipment                                                 142          --
       Lease termination costs                                                                    966         823
       Other                                                                                      127          --
                                                                                              -------       ------
                                                                                              $ 4,364       $1,490
                                                                                              =======       ======

(3) ACQUISITIONS AND MERGERS

         Kroll-O'Gara has completed numerous business combinations in the periods presented. These transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

         On June 16, 1999, Kroll-O'Gara acquired all of the outstanding capital stock of Background America, Inc. for approximately 989,000 shares of Kroll-O'Gara common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. Background America provides employment screening and compliance services to a variety of industries and is included in Kroll-O'Gara's Investigations and Intelligence Group.

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

         FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
           Cash                                                           $          1
           Accounts receivable                                                     457
           Unbilled revenue                                                      2,119
           Other current assets                                                    332
           Property, plant and equipment                                           480
           Other non-current assets                                                124
           Costs in excess of assets acquired                                   20,700
                                                                             ---------
                                                                                24,213
           Less: Cash paid for net assets                                      (12,018)
           Fair value of stock issued                                           (8,011)
                                                                             ---------
                                                                             $   4,184
                                                                             =========
         LIABILITIES ASSUMED INCLUDING:
           Liabilities assumed and acquisition costs                         $   3,280
           Debt                                                                    904
                                                                             ---------
                                                                             $   4,184
                                                                             =========


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

         In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Schiff & Associates, Inc. Effective upon the consummation of the merger, each then issued and outstanding share of Schiff common stock was converted into approximately 131.41 shares of common stock of Kroll-O'Gara or 169,521 shares of Kroll-O'Gara's common stock in total. The financial position and results of operations of Schiff are reported as part of the Kroll-O'Gara's Investigations and Intelligence Group.

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

         There were no transactions between Kroll-O'Gara and Laboratory Specialists, Schiff, Securify and Background America prior to the combination and immaterial adjustments were recorded to conform Laboratory Specialist's, Schiff's, Securify's and Background America's accounting policies. Certain reclassifications were made to Kroll-O'Gara's, Laboratory Specialist's, Schiff's, Securify's and Background America's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (dollars in thousands):


                                    KROLL-
                                    O'GARA    LABORATORY                        BACKGROUND
                                   HISTORICAL SPECIALISTS  SCHIFF    SECURIFY    AMERICA     COMBINED
                                   --------    --------   --------   --------    --------    --------
Three months ended September 30,
1998 (unaudited)
Revenue                            $ 62,871    $  4,379   $  1,253   $     48    $  1,986    $ 70,537
Loss from discontinued
  Operation                             (30)       --         --         --          --           (30)
Net income (loss)                  $  5,252    $    486   $    147   $   (575)   $    (18)   $  5,292

                                    KROLL-
                                    O'GARA    LABORATORY                        BACKGROUND
                                   HISTORICAL SPECIALISTS  SCHIFF    SECURIFY    AMERICA     COMBINED
                                   --------    --------   --------   --------    --------    --------
Nine months ended September 30,
1998 (unaudited)
Revenue                           $164,146   $ 12,039   $  3,532   $     48    $  5,027    $184,792
Income from discontinued
  Operation                            287       --         --          --          --          287
Net income (loss)                 $ 11,560   $  1,441   $    580   $   (944)   $   (599)   $ 12,038

         Through September 30, 1999, Kroll-O'Gara recorded a charge to operating expenses of approximately $3.5 million for direct and other merger and integration related costs. Merger transaction costs are non-recurring and include $0.3 million for stay bonuses, $0.4 million for compensation related to variable plan accounting for options which vest upon a change in control and $2.4 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the mergers completed in December 1998 and were approximately $0.4 million.

         Kroll-O'Gara completed nine other acquisitions in 1998, all of which were accounted for as purchase business combinations. Eight of the 1998 purchase acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group and the ninth has been included in the Security Products and Services Group. The aggregate purchase price of these eight acquisitions amounted to approximately $37.1 million and consisted of $19.5 million in cash and 767,416 shares of common stock (valued at approximately $17.6 million or an average of $22.93 per share). The $37.1 million aggregate purchase price for the 1998 acquisitions excludes a potential earnout of $3.25 million applicable to one of the acquired companies, which is payable over three years and is contingent upon the achievement of specified operating income targets. In addition, in connection with these acquisitions, Kroll-O'Gara entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from twelve to twenty-five years.

         Kroll-O'Gara made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed InPhoto Surveillance, Inc., a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.0 million, consisting of $0.8 million in cash and 352,381 shares of Kroll-O'Gara's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of InPhoto are included in the consolidated results of operations of Kroll-O'Gara from that date forward. The following unaudited pro forma combined results of operations for the nine months ended September 30, 1998 assumes the InPhoto acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                                NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998
                                                               ------------------
       Sales                                                        $ 191,177
       Income from continuing operations                            $  11,667
       Net income                                                   $  11,954
       Earnings per share:
         Basic                                                      $    0.63
         Diluted                                                    $    0.61

         The allocation of purchase price for all purchase business combinations was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses.

(4) EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share data):


                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     -------------------------------------------
                                       INCOME           SHARES         PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                     -----------     -------------     ---------
Basic EPS                               $3,654          22,169          $   0.16
                                                                        ========
Effect of dilutive securities:
  Options                                 --               459
  Warrants                                --                 1
  Restricted Stock                        --                36
                                        ------          ------
Diluted EPS                             $3,654          22,665          $   0.16
                                        ======          ======          ========

                                       THREE MONTHS ENDED SEPTEMBER 30, 1998
                                     -------------------------------------------
                                       INCOME           SHARES         PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                     -----------     -------------     ---------
Basic EPS                               $5,292          21,105          $   0.25
                                                                        ========
Effect of dilutive securities:
  Options                                 --               584
  Warrants                                --                11
                                        ------          ------
Diluted EPS                             $5,292          21,700          $   0.24
                                        ======          ======          ========

                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                     -------------------------------------------
                                       INCOME           SHARES         PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                     -----------     -------------     ---------

Basic EPS                               $6,448          21,935          $   0.29
                                                                        ========
Effect of dilutive securities:
  Options                                 --               622
  Warrants                                --                 2
  Restricted Stock                        --                36
                                        ------          ------
Diluted EPS                             $6,448          22,595          $   0.29
                                        ======          ======          ========

                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     -------------------------------------------
                                       INCOME           SHARES         PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                     -----------     -------------     ---------
Basic EPS                               $12,038           18,596          $0.65
                                                                          =====
Effect of dilutive securities:
  Options                                  --                613
  Warrants                                 --                 17
                                        -------          -------
Diluted EPS                             $12,038           19,226          $0.63
                                        =======          =======          =====

         Basic and diluted earnings per share based on income from continuing operations were $0.18 for the three months ended September 30, 1999. The basic and diluted per share impact of the discontinued operation was $0.02.

         Basic and diluted earnings per share based on income from continuing operations before cumulative effect of change in accounting principle were $0.37 and $0.36, respectively, for the nine months ended September 30, 1999. The basic and diluted per share impact of the discontinued operation was $0.04 and the basic and diluted per share impact of the change in accounting principle was $0.04 and $0.03, respectively.

         Basic and diluted earnings per share based on income from continuing operations were $0.25 for the three months ended September 30, 1998. The diluted per share impact of the discontinued operation was $0.01. The discontinued operation had no impact on basic earnings per share.

         Basic and diluted earnings per share based on income from continuing operations were $0.63 and $0.61, respectively, for the nine months ended September 30, 1998. The basic and diluted per share impact of the discontinued operation was $0.02.

 (5) BANK LINES OF CREDIT

         On June 25, 1999, Kroll-O'Gara amended its credit agreement to increase its revolving line of credit to $25 million. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $18.9 million at September 30, 1999. There were no outstanding borrowings pursuant to line of credit agreements at December 31, 1998.

         This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios, including interest coverage and net worth, and impose limitations on goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was in compliance with these financial covenants as of September 30, 1999.

         Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of pound 2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted and borrowings outstanding pursuant to this demand note were approximately $4.1 million and $2.8 million, respectively, as translated at September 30, 1999.

(6) NEW PRONOUNCEMENTS

         In 1998, Kroll-O'Gara adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments and unrealized holding gains of marketable securities, in the Consolidated Statements of Operations. The accumulated other comprehensive loss balance of $2.4 million at September 30, 1999 consists entirely of foreign currency translation adjustments.

          In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities". The SOP requires costs of start-up activities, including pre-operating costs, organization costs and start-up costs to be expensed as incurred. Kroll-O'Gara's practice was to capitalize these expenses and amortize them over periods ranging from one to five years. Kroll-O'Gara adopted SOP 98-5 in the first quarter of 1999 and recorded a cumulative effect of an accounting change of $0.8 million net of a tax benefit of $0.4 million.

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

(7) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash and equivalents consist of all operating cash accounts and investments with an original maturity of three months or less. Marketable securities consist of available-for-sale commercial paper obligations that matured in 1999 or will mature in 2000. These securities are valued at current market value, which approximates cost.

                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
Cash paid for taxes                                                                          $4,196          $2,252
Cash paid for interest                                                                       $2,452          $2,626
Non-cash activity:
Fair  value of stock  issued in  connection  with  acquisition  of Buchler Phillips          $8,011          $ --
Fair value of stock issued in  connection  with  acquisition  of Lindquist Avey              $ --            $5,989
Fair value of stock issued in connection with acquisition of Corplex                         $ --            $  525
Fair value of stock issued in connection with acquisition of InPhoto                         $ --            $8,228
Fair value of stock issued in connection with acquisition of Protec                          $ --            $  890

(8) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                                                                      SEPTEMBER 30,           DECEMBER 31,
                          INVENTORY CATEGORY                             1999                    1998
              ---------------------------------                       -------------           ------------
              Raw materials                                              $14,695               $  7,102
              Vehicle costs and work-in-process                           11,037                 11,505
                                                                         -------                -------
                       Total inventory                                   $25,732                $18,607
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

         Kroll-O'Gara has entered into nine foreign currency exchange contracts to hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries that are denominated in the foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount that they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At September 30, 1999, the total notional amount of the contracts, which mature between October 1999 and July 2001, is $17.7 million. Kroll-O'Gara's foreign currency translation adjustment component of shareholder's equity was increased by $0.9 million in the nine months ended September 30, 1999 as a result of these agreements.

(10) SEGMENT DATA

         During 1999 and 1998, Kroll-O'Gara operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group.

         The following summarizes information about Kroll-O'Gara's business segments:

                                                                  INVESTIGATIONS
                                                    SECURITY            AND          INFORMATION
                                                  PRODUCTS AND      INTELLIGENCE      SECURITY
                                                 SERVICES GROUP        GROUP            GROUP           OTHER       CONSOLIDATED
                                                 --------------        -----            -----           -----       ------------
                                                                             (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales to unaffiliated customers                 $   34,159        $  46,079        $      742      $      -     $   80,980
                                                    ==========        =========        ==========      ========     ==========
Gross profit                                        $   10,457        $  20,694        $      312      $      -     $   31,463
                                                    ==========        =========        ==========      ========     ==========
Operating income (loss)                             $    5,588        $   6,669        $     (845)     $ (3,931)    $    7,481
                                                    ==========        =========        ==========      ========     ==========
THREE MONTHS ENDED SEPTEMBER 30, 1998
Net sales to unaffiliated customers                 $   36,680        $  33,809        $       48      $      -     $   70,537
                                                    ==========        =========        ==========      ========     ==========
Gross profit                                        $   10,077        $  15,419        $     (220)     $      -     $   25,276
                                                    ==========        =========        ==========      ========     ==========
Operating income (loss)                             $    6,566        $   4,741        $     (630)     $ (1,446)    $    9,231
                                                    ==========        =========        ==========      ========     ==========
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net sales to unaffiliated customers                 $   91,634        $ 130,702        $    3,222      $            $  225,558
                                                    ==========        =========        ==========      ========     ==========
Gross profit                                        $   29,032        $  58,518        $    1,578      $            $   89,128
                                                    ==========        =========        ==========      ========     ==========
Operating income (loss)                             $   15,132        $  12,487        $    ( 722)     $(10,634)    $   16,263
                                                    ==========        =========        ==========      ========     ==========
Identifiable assets at September 30, 1999           $  112,500        $ 154,731        $    2,849      $      -     $  270,080
                                                    ==========        =========        ==========      ========     ==========
Corporate assets                                                                                                        10,663
Net assets of discontinued operation                                                                                    10,072
                                                                                                                    ----------
     Total assets at September 30, 1999                                                                             $  290,815
                                                                                                                    ==========
NINE MONTHS ENDED SEPTEMBER 30, 1998
Net sales to unaffiliated customers                 $  100,807       $   83,937       $        48      $      -     $  184,792
                                                    ==========        =========        ==========      ========     ==========
Gross profit                                        $   28,350       $   37,262       $      (220)     $      -     $   65,392
                                                    ==========        =========        ==========      ========     ==========
Operating income (loss)                             $   15,772       $   12,268       $      (992)     $ (4,791)    $   22,257
                                                    ==========        =========        ==========      ========     ==========

(11) DISCONTINUED OPERATIONS

On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group, which offers secure satellite communication equipment and satellite navigation systems.
Kroll-O'Gara received an outside expression of interest for this business in April 1999 and has made the assets of the segment available for immediate sale and expects to complete the disposal of this segment within the next six months. The results of operations of this Group have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group include an allocation of interest expense based on the Group's average net assets. The Group does not warrant any material income tax expense or benefit for the periods presented.

         Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                              1999                    1998
                                                                            ---------               ---------
      Net sales                                                             $   6,567               $   4,257
      Interest expense allocation                                           $      68               $      45
      Income (loss) from discontinued operations                            $    (448)              $     (30)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                               1999                1998
                                                                          ----------             --------
      Net sales                                                           $   14,030             $ 14,797
      Interest expense allocation                                         $      158             $    249
      Income (loss) from discontinued operations                          $     (955)            $    287

                                                                                          SEPTEMBER 30, 1999
                                                                                          ------------------
      Current assets                                                                           $14,889
      Property, plant and equipment, net                                                           134
      Other assets                                                                               2,895
      Current liabilities                                                                       (7,846)
                                                                                               -------
                      Net assets of discontinued operations                                    $10,072
                                                                                               =======

         Kroll-O'Gara will continue to monitor the potential for impairment of the net assets of the discontinued Voice and Data Communications Group, if any, and will record impairment as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes no impairment exists at September 30, 1999.

(12)  SUBSEQUENT EVENTS

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. pursuant to which shares held by all shareholders, other than certain members of management, will be acquired for $18.00 per share in cash, subject to shareholder approval. Certain members of Kroll-O'Gara Management will retain ownership of ten percent (10%) of Kroll-O'Gara common stock. Additionally, Jules
B. Kroll and another significant shareholder, American International Group, Inc., will exchange some of their shareholdings for preferred stock of Kroll-O'Gara.

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

RECENT DEVELOPMENTS

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. pursuant to which shares held by all shareholders, other than certain members of management, will be acquired for $18.00 per share in cash, subject to shareholder approval. Certain members of Kroll-O'Gara Management will retain ownership of ten percent (10%) of Kroll-O'Gara common stock. Additionally, Jules
B. Kroll and another significant shareholder, American International Group, Inc., will exchange some of their shareholdings for preferred stock of Kroll-O'Gara.

GENERAL

         Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara reports its revenue from continuing operations through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services. On April 28, 1999, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group. Accordingly, these operations have been reclassified and reported as discontinued operations.

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

         On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of Buchler Phillips, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and is effective on April 1, 1999. Goodwill related to this transaction was approximately $20.7 million, which will be amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

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

         The acquisitions completed in 1998 are listed in the following chart.

POOLINGS(1)

         COMPANY                  BUSINESS                GROUP                DATE ACQUIRED               PRICE
----------------------     ----------------------   --------------------     ----------------         ----------------
Laboratory Specialists     Drug testing             Investigations and       December 7, 1998         1,209,053 shares
of America, Inc. (2)                                Intelligence
Securify, Inc.             Information security     Information Security     December 31, 1998        1,430,936 shares
                           services
Schiff & Associates, Inc.  Security architectural   Investigations and       December 31, 1998        169,521 shares
                           services                 Intelligence


PURCHASES(3)

         COMPANY                  BUSINESS                GROUP                DATE ACQUIRED               PRICE
----------------------     ----------------------   --------------------     ----------------         ----------------
Corplex, Inc.              Investigative and        Investigations and       March 1, 1998            29,207 shares
                           executive protection     Intelligence
                           services
Lindquist Avey MacDonald   Forensic and             Investigations and       June 1, 1998             $4.7 million in cash
Baskerville, Inc.          investigative            Intelligence                                      and 278,340 shares
                           accounting services;
                           headquartered in Canada
Kizorek, Inc.              Video surveillance       Investigations and       July 1, 1998             $0.8 million in cash
                           services                 Intelligence                                      and 352,381 shares
Protec S.A.                Armors cars in Colombia  Security Products and    September 30, 1998       $3.2 million in cash
                                                    Services                                          and 38,788 shares
Holder Associates, S.A.    Security services in     Investigations and       October 1, 1998          $4.5 million in cash
                           Argentina                Intelligence                                      and 46,287 shares
Fact Finders Limited       Investigates             Investigations and       November 1, 1998         $3.2 million in cash,
                           intellectual property    Intelligence                                      plus a 3-year
                           infringement cases in                                                      earn-out based on
                           Hong Kong and the                                                          profits
                           Peoples Republic of
                           China

------------------
(1) Pooling of interests accounting requires the restating of all prior period consolidated financial information as though the acquired entity had always been a part of Kroll-O'Gara.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                   FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                   --------------------------        -------------------------
                                                      1999             1998            1999              1998
                                                     -----            -----            -----            -----
Security Products and Services
    Military                                          12.3%            25.1%            12.3%            23.9%
    Commercial                                        29.8%            26.9%            28.3%            30.7%
Investigations and Intelligence                       56.9%            47.9%            57.9%            45.4%
Information Security                                   0.9%             0.1%             1.4%              --
                                                     -----            -----            -----            -----
               Total net sales                       100.0%           100.0%           100.0%           100.0%
Cost of sales                                         61.1             64.2             60.5             64.6
                                                     -----            -----            -----            -----
       Gross profit                                   38.9             35.8             39.5             35.4
Operating expenses:
    Selling and marketing                              4.6              6.4              7.1              6.6
    General and administrative                        24.5             16.3             21.7             16.8
    Merger expenses                                    0.5               --              1.6               --
    Restructuring charge                                --               --              1.9               --
                                                     -----            -----            -----            -----
       Operating income                                9.2             13.1              7.2             12.0
Other income (expense):
    Interest expense                                  (1.4)            (1.4)            (1.3)            (1.8)
    Other, net                                        (0.1)             1.3               --              0.7
                                                     -----            -----            -----            -----
Income from continuing operations
   before provision for income taxes
   and cumulative effect of accounting
   change                                              7.7             13.0              5.9             11.0
    Provision for income taxes                         2.6              5.5              2.3              4.6
                                                     -----            -----            -----            -----
Income from continuing operations before
   cumulative effect of accounting change              5.1              7.5              3.6              6.4
Income (loss) from operations of
   discontinued Voice and Data
   Communications Group, net                          (0.6)              --             (0.4)             0.2
                                                     -----            -----            -----            -----
Income before cumulative effect of
   accounting change                                   4.5              7.5              3.2              6.5
Cumulative effect of accounting change, net
   of tax benefit                                       --               --              0.3               --
                                                     -----            -----            -----            -----
Net income                                             4.5%             7.5%             2.9%             6.5%
                                                     =====            =====            =====            =====


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         NET SALES. Net sales for the three months ended September 30, 1999 increased $10.4 million, or 15%, from $70.5 million in 1998 to $81.0 million in 1999.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended September 30, 1999 decreased $2.5 million, or 7%, from $36.7 million in 1998 to $34.2 million in 1999. The decrease results from a decrease in net sales of military products and services of $7.7 million, or 44%, from $17.7 million in 1998 to $10.0 million in 1999. In April 1998, Kroll-O'Gara began work on a new contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998. In 1999, levels of production and net sales more nearly approximated those of 1997 as production was based solely on the 738 Contract.

         Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $5.2 million, or 27%, from $19.0 million in 1998 to $24.2 million in 1999. The increase in sales was due to increased production resulting from a large contract from the

U.S. government to produce over 300 armored vehicles which Kroll-O'Gara received at the end of the first quarter of 1999.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $12.3 million, or 36%, from $33.8 million in the third quarter of 1998 to $46.1 million in 1999. A substantial portion of this increase is a result of the acquisitions completed for the Group in the fourth quarter of 1998 and the first half of 1999. These acquisitions have increased Kroll-O'Gara's presence in Asia, Europe and Latin America and have strengthened the Business Investigations and Analysis and Financial Services practices on a global scale. Excluding purchase acquisitions, sales increased $2.8 million. This increase primarily stems from internal growth in the Group's Corporate Services practices.

         Information Security Group. Net sales in the third quarter of 1999 for the Information Security Group were $0.7 million. The Information Security Group initiated operations in February 1998 but had less than $0.1 million in sales in the third quarter of 1998.

         COST OF SALES. Cost of sales for the three months ended September 30, 1999 increased $4.3 million, or 9%, from $45.3 million in 1998 to $49.5 million in 1999. The increase in cost of sales was due to the acquisitions completed in the fourth quarter of 1998 and the first half of 1999. Excluding acquisitions, cost of sales decreased $0.3 million. Gross profit as a percentage of net sales was 38.9%, as compared with 35.8% for the same period in 1998. The overall increase in gross profit as a percent of net sales is primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group net sales increased as a percentage of total net sales. In addition, gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group where commercial armoring sales as well as military spare parts sales, both with higher margins, increased as a percentage of total Security Products and Services Group sales.

         As a percentage of net sales, gross margin for the Security Products and Services Group increased approximately 3.1% from 27.5% in 1998 to 30.6% in 1999. Gross profit as a percentage of net sales decreased approximately 0.7% from 45.6% in 1998 to 44.9% in 1999 for the Investigations and Intelligence Group. Gross margin at the Information Security Group was 42.0%.

         Historically, Kroll-O'Gara has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group or the Information Security Group increases as a percentage of total net sales as occurred in the third quarter of 1999, consolidated gross profit as a percentage of net sales may increase as well.

         OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1999 increased $7.9 million, or 49%, from $16.1 million in 1998 to $24.0 million in 1999. The increase is partially due to the acquisitions completed in the fourth quarter of 1998 and the first half of 1999. Excluding acquisitions, operating expenses increased $4.1 million net of a $1.6 million recovery of a previously written off bad debt. Included in this increase were merger-related costs of $0.4 million primarily for the Background America merger completed on June 16, 1999 and $1.4 million for depreciation and amortization of intangible assets including goodwill. The remaining increase relates to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara since the beginning of 1998.

         As a percent of net sales, operating expenses, before merger-related costs, increased from 22.7% in 1998 to 29.1% in 1999. As mentioned previously in Restructuring of Operations, Kroll-O'Gara continues to evaluate the different segments of its business and concluded in the first quarter that a plan to reduce costs and improve operating efficiencies was needed. As a result, a restructuring plan was implemented which management believes will reduce operating expenses as a percentage of net sales in future periods.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 increased $0.2 million, or 18%, from $1.0 million in 1998 to $1.2 million in 1999. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. In 1998, Kroll-O'Gara had excess funds as a result of the Offering and no additional borrowings were required on the revolving credit facility.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1999 was $2.1 million compared to $3.9 million in 1998. The effective tax rate for the third quarter of 1999 was 34% compared to 42% in 1998. The effective tax rate in the third quarter of 1999 was lower due to the deductibility of some expenses which were previously thought to be non-deductible related to the Background America, Inc. merger and the reversal of certain foreign tax valuation allowances primarily related to net operating loss carryforwards. The tax valuation allowances were reversed based upon favorable operating results achieved throughout 1999 as well as favorable forecasts relating to these foreign locations.

         DISCONTINUED OPERATIONS. In the third quarter of 1999, the loss from operations related to the discontinued Voice and Data Communications Group was $0.4 million compared to a loss from operations of this business in 1998 of less than $0.1 million. The increased loss was primarily a result of a valuation allowance recorded against a net deferred tax asset consisting mostly of a net operating loss carryforward. Management concluded that the valuation allowance was necessary as it is unlikely that this location will realize the tax benefit through operations. Kroll-O'Gara continues to evaluate the need for a provision for a loss on disposal of this business. However, management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         NET SALES. Net sales for the nine months ended September 30, 1999 increased $40.8 million, or 22%, from $184.8 million in 1998 to $225.6 million in 1999.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the nine months ended September 30, 1999 decreased $9.2 million, or 9%, from $100.8 million in 1998 to $91.6 million in 1999. The decrease results from a decrease in net sales of military products and services of $16.3 million, or 37%, from $44.2 million in 1998 to $27.9 million in 1999. In April 1998, Kroll-O'Gara began work on the 738 Contract. In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998. In 1999, levels of production and net sales more nearly approximated those of 1997 as production was based solely on the 738 Contract.

         Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $7.1 million, or 13%, from $56.6 million in 1998 to $63.8 million in 1999. The increase in sales was due to increased production resulting from a large contract from the U.S. government to produce over 300 armored vehicles which Kroll-O'Gara received at the end of the first quarter of 1999.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $46.8 million, or 56%, from $83.9 million in 1998 to $130.7 million in 1999. A substantial portion of this increase is a result of the acquisitions completed for the Group in the second half of 1998 and the first half of 1999. These acquisitions have increased Kroll-O'Gara's presence in Asia, Europe and Latin America and have strengthened the Business Investigations and Analysis and Financial Services practices on a global scale. Excluding purchase acquisitions, sales increased $9.7 million. This increase primarily stems from internal growth in the Group's Business Investigations and Analysis as well as Corporate Services practices.

         Information Security Group. Net sales for the nine months ended September 30, 1999 for the Information Security Group were $3.2 million. The Information Security Group initiated operations in February 1998 but had less than $0.1 million in sales in the first nine months of 1998.

         COST OF SALES. Cost of sales for the nine months ended September 30, 1999 increased $17.0 million, or 14%, from $119.4 million in 1998 to $136.4 million in 1999. The increase in cost of sales was due to the acquisitions completed in the second half of 1998 and the first half of 1999. Excluding acquisitions, cost of sales decreased $3.0 million. Gross profit as a percentage of net sales was 39.5%, as compared with 35.4% for the same period in 1998. The overall increase in gross profit as a percent of net sales is primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group net sales increased as a percentage of total net sales. In addition, gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group where commercial armoring sales as well as military spare parts sales, both with higher margins, increased as a percentage of total Security Products and Services Group sales.

         As a percentage of net sales, gross margin for the Security Products and Services Group increased approximately 3.6% from 28.1% in 1998 to 31.7% in 1999. Gross profit as a percentage of net sales increased approximately 0.4% from 44.4% in 1998 to 44.8% in 1999 for the Investigations and Intelligence Group. Gross margin at the Information Security Group was 49.0%.

         Historically, Kroll-O'Gara has experienced a higher gross profit percent associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross profit as a percent of net sales to remain relatively consistent within each Group. However, if revenue from the Investigations and Intelligence Group or the Information Security Group increases as a percentage of total net sales as occurred in the first nine months of 1999, consolidated gross profit as a percentage of net sales may increase as well.

         OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1999 increased $29.7 million, or 69%, from $43.1 million in 1998 to $72.9 million in 1999. The increase is partially due to the acquisitions completed after the second quarter of 1998. Excluding acquisitions, operating expenses increased $14.9 million net of a $1.6 million recovery of a previously written off bad debt. Included in this increase were merger-related costs of $3.5 million primarily for the Background America merger completed on June 16, 1999, a restructuring charge of $4.4 million and $3.7 million for depreciation and amortization of intangible assets including goodwill. The remaining increase relates to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara since the beginning of 1998.

         As a percent of net sales, operating expenses, before merger-related costs and the restructuring charge, increased from 23.4% in 1998 to 28.8% in 1999. As mentioned previously in Restructuring of Operations, Kroll-O'Gara continues to evaluate the different segments of its business and concluded in the first quarter that a plan to reduce costs and improve operating efficiencies was needed. As a result, a restructuring plan was implemented which management believes will reduce operating expenses as a percentage of net sales in future periods.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 decreased $0.3 million, or 10%, from $3.3 million in 1998 to $2.9 million in 1999. This decrease was the result of the Offering, in which a portion of Kroll-O'Gara's debt was repaid. In addition, in May 1998, Kroll-O'Gara received a 1% step down in interest rate on its Senior Notes as a result of achieving the specified criteria outlined in the Senior Notes purchase agreement.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1999 was $5.1 million compared to $8.5 million in 1998. The effective tax rate for the first nine months of 1999 was 38% compared to 42% in 1998. In 1998, the effective tax rate was negatively impacted by recording valuation allowances on certain foreign net operating losses. In 1999, the effective tax rate reflects the reversal of certain foreign tax valuation allowances primarily related to net operating loss carryforwards. The tax valuation allowances were reversed based upon favorable operating results achieved throughout 1999 as well as favorable forecasts relating to these foreign locations.

 .
         DISCONTINUED OPERATIONS. In 1999, the loss from operations related to the discontinued Voice and Data Communications Group was $1.0 million compared to income from operations of this business in 1998 of

$0.3 million. The decrease in income was attributable to a $0.8 million decrease in sales and a related decrease in gross profit of $1.3 million. The decrease in sales was a result of the slower than anticipated introduction of a new product into the market to replace an existing product and softness in the market for the Group's products. Kroll-O'Gara does expect sales performance and profitability to improve as a large contract was received at the end of the second quarter of 1999 for approximately $3.0 million of equipment. Kroll-O'Gara continues to evaluate the need for a provision for a loss on disposal of this business. However, management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

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

         Credit Facility. On June 25, 1999, Kroll-O'Gara amended and restated its credit agreement with KeyBank National Association to provide for a revolving line of credit of $25 million and a letter of credit facility of approximately $7.6 million which matures on May 31, 2000. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. The credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios, including interest coverage and net worth, and impose limitations on goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was in compliance with these financial covenants as of September 30, 1999. Borrowings under this line of credit were approximately $18.9 million at September 30, 1999.

         The remaining proceeds from the Offering along with the unused capacity on the revolving line of credit will be sufficient to fund the working capital needs of Kroll-O'Gara for the next twelve months. In addition, Kroll-O'Gara expects to have proceeds available upon the sale of its Voice and Data Communications Group.

         Cash flows from operating activities. Cash used in operating activities decreased from $10.9 million in the first nine months of 1998 to $5.5 million in 1999. In both periods, cash was used primarily to fund working capital investments.

         Cash flows from investing activities. Through September 30, 1999, Kroll-O'Gara incurred $13.9 million of capital expenditures primarily related to the acquisition of two new enterprise systems at its Security Products and Services Group and Investigation and Intelligence Group as well as upgrades of general information systems unrelated to Kroll-O'Gara's Year 2000 compliance efforts. Additional capital expenditures were made for machinery and equipment. In 1999, Kroll-O'Gara sold $12.8 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $3.1 million and $6.2 million for the nine months ended September 30, 1999 and 1998, respectively.

         Cash flows from financing activities. Cash provided by financing activities for the first nine months of 1998 was $59.3 million and was a result of the Offering in May 1998. In 1999, cash provided by financing activities was $19.4 million and was provided by borrowings under the bank lines of credit.

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

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At September 30, 1999, nine such contracts, maturing between October 1999 and July 2001, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $17.7 million. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

     Year 2000 Issues. During 1997, Kroll-O'Gara began the process of replacing the enterprise systems at its two largest subsidiaries, both for the purpose of making the systems Year 2000 compliant and to enhance the information systems capabilities of these subsidiaries. One of the new systems became operational early in the third quarter of 1999 and the other is scheduled to be operational by the end of the fourth quarter of 1999.

     Additionally, Kroll-O'Gara is implementing a plan to prepare its remaining systems for Year 2000. Kroll-O'Gara has completed an inventory of all its computer software and embedded technology and has prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, Kroll-O'Gara now is in the process of acting to resolve any potential problems which were previously identified. Kroll-O'Gara anticipates that it will have taken all the necessary steps to ensure no interruption of services as a result of the Year 2000 issue by the end of the fourth quarter of 1999.

     Total Year 2000 compliance cost is estimated to be approximately $6.2 million, of which approximately $5.6 million relates to the acquisition of new enterprise systems and will be capitalized. The remaining approximately $0.6 million will be charged to expense over several reporting periods in accordance with established accounting pronouncements, and is not expected to be material to Kroll-O'Gara's results of operations or cash flows. Total costs paid relating to this plan as of September 30, 1999 were $6.0 million. There can be no assurance that the final costs of the Year 2000 program will not exceed current management estimates.

     Many of the operations of Kroll-O'Gara's largest revenue groups are manual. The manufacture of bullet resistant vehicles and some of the investigation and intelligence services provided by Kroll-O'Gara are not largely dependent on embedded technology. If, however, the databases of public records relied upon by the Investigations and Intelligence Group are not available due to lack of compliance with Year 2000, manual searches would be required, which would increase the cost and length of time as well as negatively effect the quality of investigations. Kroll-O'Gara is actively engaged in evaluating and confirming compliance in this area. Kroll-O'Gara has attempted to contact all of its key vendors to ascertain the state of their Year 2000 compliance. The majority of these vendors have responded and indicated that they are or on a timely basis will be compliant. Kroll-O'Gara is continuing its efforts to obtain assurances from those who have not yet responded.

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

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On April 6, 1999, Kroll-O'Gara issued 1,603 shares of common stock to certain officers of Kroll-O'Gara in connection with its annual bonus program. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               27     Financial Data Schedule (Edgar version only)

         (b) Reports on Form 8-K.

         During the quarter ended September 30, 1999, Kroll-O'Gara filed the following current report on Form 8-K.

                  a.) Announcing the exploration of strategic alternatives for The Kroll-O'Gara Company (Date of Report: September 23, 1999) filed October 4, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of November, 1999.

                          THE KROLL-O'GARA COMPANY

                          By   /s/ Nicholas P. Carpinello

                              Nicholas P. Carpinello
                              Controller and Treasurer