Form 10-K405
period 1999-12-31
KROLL O GARA CO
filed 2000-04-24
CIK 1020476

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

       For the fiscal year ended December 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT of 1934

       For the transition period from --------------- to ---------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $111,073,314 as of April 18, 2000. As of April 18, 2000, 22,255,510 shares of Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Kroll-O'Gara Company is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Worldwide, governments, businesses and individuals increasingly are recognizing the need for products and services that mitigate the growing risks associated with fraud, electronic threats, physical threats and uninformed decisions based upon incomplete or inaccurate information. Through its network of over 60 offices located in 20 countries, Kroll-O'Gara is meeting these needs by providing information, analysis, training, advice and products to its customers.

     Kroll-O'Gara's operations are currently divided among the following three business segments:

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

     - security architecture and design; and

     - public key infrastructure (PKI) consulting services.

     Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous acquisitions, particularly during 1997 and 1998. Some of these acquisitions have been accounted for as poolings of interest. Kroll-O'Gara's consolidated financial statements and the other financial information presented in this annual report have been restated to include these businesses as if they always had been a part of Kroll-O'Gara. As a result, period-to-period comparability is not affected by these acquisitions. Other acquisitions have been accounted for as purchases. The financial results of these businesses are included in Kroll-O'Gara's results from the effective date of each acquisition forward. Therefore, period-to-period comparability is affected by these acquisitions. Further information on the development of Kroll-O'Gara's business, including a chart of acquisitions during 1997, 1998 and 1999, is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT DEVELOPMENTS

     In September 1999, Kroll-O'Gara announced that it was seeking a buyer for the Company. Subsequently Kroll-O'Gara entered into an agreement providing, subject to specified conditions, for a leveraged recapitalization under which Blackstone Capital Partners III Merchant Bank Fund L.P. would acquire approximately 90% of Kroll-O'Gara's outstanding common stock for a price of $18.00 per share and Jules B. Kroll, Kroll-O'Gara's Chairman and Chief Executive Officer, and certain other members of management would retain an equity interest of approximately 10% in the Company. On March 27, 2000 Blackstone revised its offer to $16.00 per share. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer. On April 18, 2000 Kroll-O'Gara announced that its Board of Directors had concluded that management and the Board will explore a separation of the Security Products and Services Group and the Investigations and Intelligence Group, the Company's two principal operating segments. The Board also plans to create a separate stock option plan for the Information Security Group and to seek an equity investment in that Group by a strategic or other investor. The Board has directed management to explore structuring a transaction that will establish the three Groups as stand-alone companies as soon as practicable. Transactions that will be explored may include sale, joint venture or spin-off of the Groups to Kroll-O'Gara's shareholders.

     In connection with these decisions, the Board of Directors took the following actions regarding Kroll-O'Gara's management:

     - Jules B. Kroll and Wilfred T. O'Gara were elected Co-Chief Executive Officers of the Company. Mr. Kroll remains Chairman of the Board.

     - Mr. Kroll was elected Chief Executive Officer of the Investigations and Intelligence Group. Michael G. Cherkasky remains President and Chief Operating Officer of the Group.

     - Mr. O'Gara was elected Chief Executive Officer of the Security Products and Services Group. Michael J. Lennon remains President and Chief Operating Officer of the Group.

     - Taher Elgamal remains Chief Executive Officer of the Information Security Group.

DISCONTINUED OPERATIONS

     On April 28, 1999, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of its Voice and Data Communications Group. The Voice and Data Communications Group is engaged in reselling satellite communication and navigation equipment, selling airtime for satellite telephones and designing and installing integrated satellite communications systems in vehicles. As a result of the plan to discontinue operations, the historical financial statements of Kroll-O'Gara, as well as other affected financial information contained in this annual report, have been restated for all periods presented to reflect the discontinued operation's impact on those periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND SERVICES

     The following table presents the net sales of Kroll-O'Gara's products and services by Group for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Security Products and Services Group........................  $105,557   $136,844   $120,824
Investigations and Intelligence Group.......................    87,329    117,583    176,837
Information Security Group..................................        --        116      4,345
                                                              --------   --------   --------
                                                              $192,886   $254,543   $302,006
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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Commercial products.........................................  $ 54,541   $ 67,594   $ 67,727
Military products...........................................    43,719     59,839     39,602
Security services...........................................     7,297      9,411     13,495
                                                              --------   --------   --------
                                                              $105,557   $136,844   $120,824
                                                              ========   ========   ========

Commercial Products

     Kroll-O'Gara armors a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and money transport vehicles, to protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, also may be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The types of commercial products produced by Kroll-O'Gara are described below. During 1999, Kroll-O'Gara shipped approximately 2,720 commercial armored vehicles.

     ARMORED VEHICLES. Kroll-O'Gara produces fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s and from certain underbody explosives. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000 exclusive of the cost of the base vehicle.

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

Military Products

     UP-ARMORED HMMWVS. Kroll-O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for High Mobility Multi-Purpose Wheeled Vehicles, commonly known as HMMWVs. The HMMWV chassis are produced by AM General Corporation and shipped directly to Kroll-O'Gara's facility in Fairfield, Ohio where armor and blast protection components are added. A number of these components are purchased from single source suppliers. The Up-Armored HMMWVs provide exterior protection against various levels of armor-piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, Kroll-O'Gara installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. Kroll-O'Gara charges $70,000 to $110,000 for these ballistic and blast protective systems, which is in addition to the cost of the vehicle. During 1999, Kroll-O'Gara shipped 557 Up-Armored HMMWVs. Kroll-O'Gara also supplies engineering design and prototype services in support of the Up-Armored HMMWV Program, and supplies spare parts and logistic support.

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

     TRAINING. Kroll-O'Gara offers comprehensive training programs in advanced driving, ballistics, security and counterintelligence, and surveillance both at its facilities near Washington, D.C., San Antonio, Texas and Mexico City, Mexico and at customer designated locations. Kroll-O'Gara offers ballistics training in a progressive and realistic shooting house, encompassing 6,800 square feet of training space, at its facility near Washington, DC. Ballistics training consists of a wide spectrum of combat marksmanship skills which focuses on realistic situations, exposing students to stress while under difficult firing situations. Kroll-O'Gara also offers security and counterintelligence training courses for both U.S. Government agencies and clients in the private sector. These courses provide a history of U.S. counterintelligence efforts and current issues in the field. The training includes instruction on methods of recognizing and deterring political and business intelligence risks. Additionally, Kroll-O'Gara provides training in the detection of, and responses to, surveillance. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

     RISK AND CRISIS MANAGEMENT. Kroll-O'Gara provides consulting services to assist businesses in managing risks to their personnel and assets and in meeting and managing unexpected crises. Kroll-O'Gara's crisis management services are provided in a variety of contexts, such as the crisis response to a kidnapping of a company's executive, the safety of consumers, the contamination of a consumer product or the environment and the potential damage to the reputation of a corporate client as a result of disclosure of adverse events. Kroll-O'Gara maintains a crisis management center in Vienna, Virginia where personnel are on duty 24 hours a day, 365 days a year, to handle requests for information and provide initial advice and immediate contact with members of Kroll-O'Gara's professional staff specializing in the particular crisis presented.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Financial services..........................................  $20,955   $ 29,044   $ 50,537
Business investigations and intelligence....................   40,295     46,442     58,304
Corporate services..........................................   18,472     31,566     44,925
Corporate security..........................................    7,607     10,531     22,446
Computer forensics..........................................       --         --        625
                                                              -------   --------   --------
                                                              $87,329   $117,583   $176,837
                                                              =======   ========   ========

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

     ASSET TRACING AND ANALYSIS. Kroll-O'Gara's asset tracing services consist of tracing and locating assets anywhere in the world and developing financial profiles and life style assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, Kroll-O'Gara has worked with trustees in bankruptcy and insolvency, creditors' committees, bankers in workout and restructuring departments and litigation and bankruptcy attorneys in conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. Kroll-O'Gara believes that its asset searching and analysis techniques are effective both in uncovering assets and in bringing debtors to the negotiating table. In identifying assets, Kroll-O'Gara relies both on a range of investigative techniques and on the highly sophisticated use of electronic databases. Tactics employed include searching publicly available, but sometimes obscure, local records, reviewing financial documents and conducting discreet interviews with people associated with the subject.

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

     MONITORING SERVICES AND SPECIAL INQUIRIES. Kroll-O'Gara provides monitoring services to, and conducts special inquiries for, clients that require an independent fact finder to uncover and end fraud and install systems that monitor compliance. Kroll-O'Gara's lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients with respect to establishing systems to audit and ensure compliance with these regulatory requirements or policies. Kroll-O'Gara serves as an objective fact finder, whose work product could be turned over to a questioning government regulator or a skeptical and vocal segment of the public. Kroll-O'Gara's fact finding efforts have been enlisted by management and by audit committees concerned about problems that need to be resolved within an enterprise.

     INTELLECTUAL PROPERTY INFRINGEMENT. Kroll-O'Gara's investigators help to investigate and devise strategies to solve such problems as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products, and patent and trademark infringements. Kroll-O'Gara attempts to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

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

Computer Forensics Services

     Businesses face a variety of risks from both employees and outsiders who infiltrate computer systems by various means including e-mail and internet access points. For example, disgruntled employees or competitors may cause unauthorized changes to a company's website, redirect message traffic to an alternative website or create "hate sites" containing negative or untrue information about a business. Kroll-O'Gara's investigators usually are able to track down the perpetrators of these activities and analyze how the incident occurred. Kroll-O'Gara also can help a client locate information vital to a lawsuit, and do so in a manner that assists in proving the admissibility of the evidence. The information is located by the use of forensic software that allows Kroll-O'Gara to recover previously deleted computer files, obtain access to password protected files, and search a hard drive for up to 256 words or phrases simultaneously.

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

     PKI CONSULTING SERVICES. Kroll-O'Gara is focused on enabling businesses to take advantage of the available public key infrastructure (PKI) e-commerce security technologies. Kroll-O'Gara provides expert consulting services comprised of education, assessment, benefit analysis, architecture and deployment. Kroll-O'Gara has the following four lines of PKI consulting services:

     - training programs

     - electronic business assessment

     - general contractor services

     - business development and strategy services

CUSTOMERS

SECURITY PRODUCTS AND SERVICES GROUP

     COMMERCIAL PRODUCTS. Kroll-O'Gara's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. Kroll-O'Gara's private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost, of which import duties and taxes may be a substantial part, and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Kroll-O'Gara's customers for Cash-in-Transit vehicles are generally financial institutions. Purchasing decisions for Cash-in-Transit vehicles depend on many criteria including whether the financial institution is private or governmental, insurance requirements and cost. The geographic distribution of 1999 sales of Kroll-O'Gara's commercial armored vehicles, as a percentage of total 1999 sales for those products, was as follows:

             PERCENTAGE OF 1999 COMMERCIAL SALES BY GEOGRAPHIC AREA

Europe......................................................      43.4%
Central and South America...................................      27.6%
North America...............................................      21.9%
Middle East.................................................       2.4%
Far East....................................................       3.4%
Other.......................................................       1.4%

     MILITARY PRODUCTS. Kroll-O'Gara's market for military hardware products is worldwide in scope, including the U.S. Military and foreign defense forces. Kroll-O'Gara's major contracts for delivery of Up-Armored HMMWVs are with the U.S. Military. Additionally, Kroll-O'Gara provides protected container systems, typically used to protect missile systems from small arms fire, to the U.S. Military under a subcontract with Lockheed Martin. Kroll-O'Gara has sold Up-Armored HMMWVs to Qatar, Luxembourg and Slovenia, either directly or through the U.S. Foreign Military Sales Program, and is seeking to expand its sales of these vehicles to foreign defense forces.

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

     Kroll-O'Gara classifies its investigative and intelligence sales by where the services are delivered; international sales are services delivered outside the United States. For the years ended December 31, 1997, 1998 and 1999, 74%, 71%, and 58%, respectively, of this Group's net sales were attributable to services delivered in the United States; the balance were attributable to services delivered outside the United States.

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

INFORMATION SECURITY GROUP

     Kroll-O'Gara markets its information security services to its corporate and governmental customers. These clients either are concerned about potential infiltration of their proprietary databases or have had their databases infiltrated by employees or third parties. Emerging customers are those interested in the development of e-commerce and the security associated with these transactions. Generally, Kroll-O'Gara charges on a time and materials basis for these services.

MARKETING AND SALES

     COMMERCIAL. On a worldwide basis, Kroll-O'Gara employs 25 full-time sales professionals in its Security Products and Services Group. These employees operate out of Washington, D.C.; Miami, Florida; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Paris, France; Mexico City, Mexico; Subic Bay, the Philippines; Manila, the Philippines; Moscow, Russia; Bogota, Colombia; and Geneva, Switzerland. All personnel have a geographic and/or product- specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product-specific agreements, and compensation in most cases is based upon a commission arrangement. The sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed. Physical security products which are readily available, such as the fully armored Chevrolet Suburban, allow Kroll-O'Gara to assist customers who have, or believe they have, developed an immediate threat.

     In its Investigations and Intelligence Group and its Information Security Group, Kroll-O'Gara relies on its professionals not only to provide services to existing clients, but also for new business development and marketing. Kroll-O'Gara obtains engagements from a client's board of directors, chief executive, chief financial and chief information officers, general counsel and a variety of other corporate officials, including business development officers, security managers, risk managers and human resource personnel. Kroll-O'Gara's senior professionals act as relationship managers for Kroll-O'Gara's major clients, and a significant amount of Kroll-O'Gara's marketing consists of maintaining and developing these personal relationships. In addition, for its Investigations and Intelligence Group, Kroll-O'Gara employs a professional staff in New York City and in each of its regional headquarters that includes marketing, sales and public relations professionals who support and coordinate Kroll-O'Gara's marketing efforts on a worldwide basis. These marketing efforts include seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. Kroll-O'Gara's services and marketing events are promoted through its Internet website and a publication mailed periodically to approximately 20,000 clients and prospective clients.

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

     Kroll-O'Gara's military sales activities are directed toward identifying contract bid opportunities with various U.S. Government agencies and private enterprises acting as prime contractors on government contracts and to making sales through the Foreign Military Sales Program and directly to foreign military organizations. Kroll-O'Gara has two full-time business development managers who are responsible for this activity and also has contractual arrangements with several outside consultants who assist the business development managers in their activities. Proposal preparation and presentation for government projects is done by a team which normally consists of program managers, a contracting officer, a cost accountant and various manufacturing and engineering personnel.

ENGINEERING AND DEVELOPMENT

     Kroll-O'Gara's engineering and development activities are centered on products offered by its Security Products and Services Group as well as software development by its Information Security Group.

     Kroll-O'Gara's Security Products and Services Group emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering (CAD/CAE) systems in conjunction with coordinate measuring machines to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, in the last several years Kroll-O'Gara has reduced both the time and cost necessary to produce its armored vehicles. Kroll-O'Gara's ballistic engineer, in conjunction with its design and manufacturing engineers, develops and tests new ballistic and blast protection systems that meet ever-changing threats. Advanced engineering is responsible for new product development in conjunction with design engineering, manufacturing engineering and ballistic engineering.

     Kroll-O'Gara's Information Security Group emphasizes software development as a proprietary tool in analyzing and assessing information system and e-commerce security.

     Kroll-O'Gara estimates that it expended approximately $2.9 million, $3.7 million and $3.5 million in 1997, 1998 and 1999, respectively, on its engineering and development efforts. These amounts include expensed amounts reimbursed under a Systems Technical Support Contract described under "U.S. Government Contracts."

U.S. GOVERNMENT CONTRACTS

     Kroll-O'Gara serves as the U.S. Military's sole source contractor for armoring the HMMWV fleet. Since its initial contract in August 1993 to armor 59 HMMWVs, Kroll-O'Gara has been awarded contracts to armor a total of 2297 HMMWVs. Of these, 2055 Up-Armored HMMWVs have been shipped, as follows:

                                                              NUMBER OF
                        YEAR SHIPPED                           HMMWVS
                        ------------                          ---------
1993........................................................        0
1994........................................................      139
1995........................................................       26
1996........................................................      507
1997........................................................      366
1998........................................................      460
1999........................................................      557
                                                                -----
          Total.............................................    2,055
                                                                =====

     Prior to March 2000, Kroll-O'Gara's most recent HMMWV contract with the U.S. Military was entered into in 1998 and included an option for additional vehicles which was exercised on April 30, 1999. The 245 Up-Armored HMMWVs for the U.S. Army and the U.S. Navy covered by the option are to be delivered through August 2000. On March 30, 2000 Kroll-O'Gara was awarded a new contract by the U.S. Military for fiscal year 2000. The contract, with options, has a five-year duration with a baseline quantity of 360 Up-Armored HMMWVs per year and a potential to reach 3,060 vehicles over the life of the contract. The range of the contract's total value is between $125.0 million and $215.0 million. The initial order is for 360 Up-Armored HMMWVs with a value of approximately $25.0 million.

     As the Up-Armored HMMWV fleet grows, Kroll-O'Gara is experiencing continued growth in fleet management activity and spare parts. The U.S. Military signed a five year spare parts corporate contract with Kroll-O'Gara in March 1999. This contract designates Kroll-O'Gara to provide HMMWV armor parts to all U.S. Military end users. The most recent fleet management contract option with the U.S. Military was exercised in March 2000.

     Kroll-O'Gara is in the last year of a System Technical Support contract with the U.S. Military to support continued research and development on the Up-Armored HMMWV program. This contract, signed in 1997, has required Kroll-O'Gara to provide up to 25,000 hours per year of engineering and development time to enhance and study the Up-Armored HMMWV. The last option to the contract was exercised in August 1999 for year 2000 efforts.

     As a subcontractor to Lockheed Martin Corporation, Kroll-O'Gara has provided armoring for certain missile weapons systems. Kroll-O'Gara was first engaged in September 1993 by Lockheed Martin to armor launch systems of missiles. Kroll-O'Gara was most recently engaged by Lockheed Martin in February 2000 to provide this armoring and believes that it is well positioned for future engagements.

     Stewart & Stevenson Services, Incorporated has recently subcontracted with Kroll-O'Gara to develop a ballistically armored and sealed High Mobility Artillery Rocket System (HIMARS) truck cab. The truck is used to fire missiles which are a part of either the Multiple Launch Rocket System (MLRS) or the Army Tactical Missile System (ATACM). Two phases of this contract have been released to Kroll-O'Gara, totaling $1.5 million. It is anticipated that this will eventually result in a multi-year production contract.

COMPETITION

     The markets for Kroll-O'Gara's products and services are highly competitive. Kroll-O'Gara competes in a variety of fields, with competitors ranging from small businesses to multinational corporations.

SECURITY PRODUCTS AND SERVICES GROUP

     Kroll-O'Gara believes that its design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. The largest competitors on a worldwide basis in the production of armored commercial vehicles are DaimlerChrysler AG, which sells its armored Mercedes Benz products on a special order basis, and BMW AG, which sells its products through its worldwide dealer distribution system. In addition, there are a number of other vehicle armorers in Europe, the Middle East and Latin America which armor primarily locally manufactured automobiles. U.S.-based protected passenger automobile armorers include the Pittston Company (owner of Brinks armored vehicles), Moloney Coachbuilders, Inc., Armor Holdings, Inc., and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies, such as Simula, Inc., that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications. Kroll-O'Gara believes that, as the size of the Up-Armored HMMWV requirement continues to grow, competition from major defense contractors may develop.

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

SEASONALITY, BACKLOG AND RELATED MATTERS

     Approximately 13% of Kroll-O'Gara's net sales during 1999 were derived from U.S. Military contracts and an additional 5% were derived from commercial contracts with U.S. governmental agencies or foreign governments. For 1998, these percentages were 24% and 5%, respectively. Military and governmental contracts generally are awarded on a periodic or sporadic basis. Kroll-O'Gara frequently receives substantial orders in one quarter, the revenues from which are not recognized until one or more subsequent quarters. As a result, Kroll-O'Gara has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. Kroll-O'Gara does not believe that its business is seasonal overall, although historically the first quarter has been weaker than the other three. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     Kroll-O'Gara's backlog at December 31, 1998 and 1999 was approximately $29.3 million and $35.9 million, respectively. Backlog consists of net sales value for firm orders not previously included in net sales on the basis of percentage-of-completion accounting. Because many timing and cost factors affect the production and delivery of Kroll-O'Gara's products, there is no certainty as to when net sales will be recognized from Kroll-O'Gara's backlog. However, Kroll-O'Gara expects to ship all of its 1999 backlog in 2000. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.

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

EMPLOYEES

     As of March 31, 2000, Kroll-O'Gara had 3,094 employees, comprised of 150 in marketing and sales, 1,263 in operations, 820 in professional services, 78 in engineering, 700 in general and administrative, and 83 part-time employees. Kroll-O'Gara's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. Approximately 224 employees of Kroll-O'Gara's French subsidiary Labbe are employed under agreements with the Confederation Francaise Democratique du Travail. Wage increase parameters are set twice a year by Kroll-O'Gara's local management in consultation with the union. Kroll-O'Gara has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.

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

     Regulations promulgated by the U.S. Commerce Department require Kroll-O'Gara to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and U.S. State Department regulations require Kroll-O'Gara to file an export license in connection with sales of military equipment in foreign countries. Furthermore, the U.S. State Department prohibits all sales of military equipment to certain countries, and the U.S. complies with United Nations trade embargos. Additionally, foreign countries in which Kroll-O'Gara does business or into which it expects to expand have laws and regulations which may restrict Kroll-O'Gara's business. Kroll-O'Gara believes that it currently conducts its activities and operations in substantial compliance with applicable governmental laws and regulations.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

     Kroll-O'Gara currently has six issued U.S. patents relating to its armoring business. Kroll-O'Gara has numerous federally registered trademarks and copyrights and has registered its trademarks in numerous foreign countries. Although Kroll-O'Gara does not believe that its ability to compete in any of its product markets is dependent on its intellectual property, Kroll-O'Gara does believe that the protection afforded by its "Armoring Assembly" and "Vehicle Mine Protection Structure" patents, both of which relate to vehicle underbody blast protection, provides Kroll-O'Gara with important technological advantages over its competitors. Although Kroll-O'Gara has protected its technologies to the extent that it believes appropriate, there can be no assurance that Kroll-O'Gara's measures to protect its proprietary rights will deter or prevent unauthorized use of Kroll-O'Gara's technologies. In other countries, Kroll-O'Gara's proprietary rights may not be protected to the same extent as in the United States.

ITEM 2.  PROPERTIES

     Kroll-O'Gara maintains executive offices and regional headquarters in New York, New York, and Fairfield, Ohio, and other regional headquarters in London, England; Hong Kong; Miami, Florida; Lamballe, France; and Sao Paulo, Brazil. In addition, Kroll-O'Gara maintains 31 domestic offices or facilities in 17 states and 34 foreign offices or facilities in 19 foreign countries around the world. Kroll-O'Gara's principal properties and facilities as of December 31, 1999 were as follows:

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
Washington, D.C. area...........................         n/a       leased
San Antonio, Texas..............................         n/a       owned

     FAIRFIELD, OHIO. In addition to executive offices, this facility contains full production and assembly facilities for Kroll-O'Gara's armored commercial vehicles and the manufacturing and distribution of Up-Armored HMMWVs. The facility is financed through tax-exempt debt and is pledged to secure the repayment of the debt. The facility includes a complete fabrication and machine shop equipped with a computer controlled plasma cutter, a computer controlled press break, mills, automated grinders, a robotic welder and two coordinate measuring machines, paint booths and ancillary equipment for both military and commercial painting.

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

     SAO PAULO, BRAZIL. This facility is used for manufacturing and sales of a full product line of armored commercial vehicles. It currently is leased for a term expiring in April 2002; however, either party can terminate the lease on 90 days written notice. For accounting purposes, this lease is treated as an operating lease.

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

     Kroll-O'Gara's manufacturing capabilities include fully integrated manufacturing programs which link production control, materials control, quality control and accounting. Kroll-O'Gara's non-executive offices range from approximately 320 square feet to approximately 8,800 square feet and are subject to leases expiring through 2012. Kroll-O'Gara believes that its facilities are adequate for its current needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for intended current and foreseeable uses.

ITEM 3.  LEGAL PROCEEDINGS

     Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by negotiating an inadequate acquisition price and by failing to engage in arms-length negotiations. The plaintiffs also allege that Blackstone Capital Partners III and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek class certification. On behalf of putative plaintiff classes of shareholders, they seek damages and attorneys' fees in an unspecified amount, as well as an injunction to prevent the mergers or, to the extent the mergers have been completed, rescission of the mergers. The defendants believe that the allegations in the complaint are wholly meritless and are, in any event, now moot in view of the termination of the proposed acquisition. Defendants will seek the dismissal of the lawsuits.

     Kroll-O'Gara has learned that an individual has filed a qui tam suit, which is under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. sec. 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendors' alleged failure to have certified welders. Kroll-O'Gara strongly disputes the Government's contention against it and will vigorously contest the Government's claims.

     In addition to the matters discussed above, Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any such additional currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Kroll-O'Gara's common stock trades on the Nasdaq National Market under the symbol "KROG." On March 31, 2000, there were approximately 213 record owners of Kroll-O'Gara common stock.

     The table below sets forth the high and low sale prices for Kroll-O'Gara common stock as reported by The Nasdaq Stock Market for the periods indicated.

                                                               HIGH          LOW
                                                             --------      --------
1998
First Quarter..............................................  $19.25        $16.50
Second Quarter.............................................   22.00         17.00
Third Quarter..............................................   26.00         18.50
Fourth Quarter.............................................   40.50         20.00
1999
First Quarter..............................................  $40.88        $26.31
Second Quarter.............................................   29.00         20.00
Third Quarter..............................................   26.31         14.31
Fourth Quarter.............................................   17.19         11.94

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

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data reflects mergers during 1997, 1998 and 1999 which were accounted for as poolings of interest. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll-O'Gara. The selected financial data also includes the completion of other acquisitions in 1997, 1998 and 1999 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara presented elsewhere in this document. The selected historical financial data presented as of December 31, 1997 and for the year ended December 31, 1996, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara not included in this document. The consolidated financial data as of December 31, 1995 and 1996 and for the year ended December 31, 1995 are derived from Kroll-O'Gara's unaudited consolidated financial statements not included in this document. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net sales............................  $92,955    $158,924    $192,886    $254,543    $302,006
Cost of sales........................   65,106     113,264     128,901     164,291     185,941
                                       -------    --------    --------    --------    --------
     Gross profit....................   27,849      45,660      63,985      90,252     116,066
Selling, general and administrative
  expenses, including amortization...   30,912      37,375      46,768      61,294      98,384
Asset impairment.....................       --         125          --          --          --
Restructuring charge.................       --          --          --          --       4,364
Failed merger costs..................       --          --          --          --       1,562
Merger related expenses..............       --          --       7,205       5,727       4,069
                                       -------    --------    --------    --------    --------
     Operating income (loss).........   (3,063)      8,161      10,013      23,231       7,687
Interest expense.....................   (2,827)     (3,049)     (4,877)     (4,382)     (4,747)
Other income (expense), net..........       36         335        (105)      1,615         107
                                       -------    --------    --------    --------    --------
     Income (loss) from continuing
       operations before minority
       interest, provision (benefit)
       for income taxes,
       extraordinary item and
       cumulative effect of change in
       accounting principle..........   (5,854)      5,447       5,030      20,464       3,047
Minority interest....................       --          --        (156)         --          --
                                       -------    --------    --------    --------    --------
     Income (loss) from continuing
       operations before provision
       (benefit) for income taxes,
       extraordinary item and
       cumulative effect of change in
       accounting principle..........   (5,854)      5,447       4,874      20,464       3,047
Provision (benefit) for income
  taxes..............................     (824)        366       3,305       7,353       2,429
                                       -------    --------    --------    --------    --------

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                       -------    --------    --------    --------    --------
     Income (loss) from continuing
       operations before
       extraordinary item and
       cumulative effect of change in
       accounting principle..........   (5,030)      5,081       1,569      13,112         617
Income (loss) from operations of
  discontinued Voice and Data
  Communications Group, net..........     (676)        333        (305)     (1,326)     (1,761)
Loss from operations and disposal of
  discontinued clinical business, net
  of tax.............................       --      (1,274)         --          --          --
                                       -------    --------    --------    --------    --------
     Income (loss) before
       extraordinary item and
       cumulative effect of change in
       accounting principle..........   (5,706)      4,139       1,264      11,786      (1,144)
Extraordinary item, net of tax
  benefit............................       --          --        (194)         --          --
                                       -------    --------    --------    --------    --------
     Income (loss) before cumulative
       effect of change in accounting
       principle.....................   (5,706)      4,139       1,070      11,786      (1,144)
Cumulative effect of change in
  accounting principle, net of tax
  benefit............................       --          --        (360)         --        (778)
                                       -------    --------    --------    --------    --------
Net income (loss)....................  $(5,706)   $  4,139    $    710    $ 11,786    $ (1,921)
                                       =======    ========    ========    ========    ========
Basic earnings (loss) per share from
  continuing operations..............  $ (0.46)   $   0.42    $   0.11    $   0.68    $   0.03
                                       =======    ========    ========    ========    ========
Basic weighted average shares
  outstanding........................   11,019      12,112      14,751      19,337      22,006
                                       =======    ========    ========    ========    ========
Diluted earnings (loss) per share
  from continuing operations.........  $ (0.46)   $   0.39    $   0.10    $   0.66    $   0.03
                                       =======    ========    ========    ========    ========
Diluted weighted average shares
  outstanding........................   11,019      12,670      15,560      19,908      22,596
                                       =======    ========    ========    ========    ========

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1995      1996       1997       1998       1999
                                            ------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital...........................  $5,044    $10,626    $38,329    $84,890    $62,042
Net property, plant, and equipment........   8,325     11,106     18,064     24,572     38,753
Total assets..............................  71,932     91,673    149,071    248,368    291,698
Long-term debt, including current
  portion.................................  29,142     31,249     54,239     41,347     66,584
Shareholders' equity......................  11,404     22,874     42,861    144,496    155,868

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1997, 1998 and 1999 (see below), financial results from period-to-period may lack comparability. Additionally, on April 28, 1999, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical amounts have been reclassified to conform to the current categories.

GENERAL

     Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara reports its revenue from continuing operations through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services, including network and system security review and repair. On April 28, 1999, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of a fourth group, the Voice and Data Communications Group. Accordingly, these operations have been reclassified and reported as discontinued operations.

     On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash (subsequently amended to $16.00 per share in cash). On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. On April 18, 2000, Kroll-O'Gara announced it will explore structuring a transaction that will result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, as well as to seek an equity investment for its Information Security Group, as an ultimate result of which each business Group could become a stand-alone company. Transactions that will be explored may include sale, joint venture or spin-off of the Groups to Kroll-O'Gara's shareholders. The possible effects of this effort and of any resulting transactions on Kroll-O'Gara's future business, financial condition, results of operations and cash flows currently are unknown.

     1998 Offering. On May 5, 1998, Kroll-O'Gara completed a public offering of 3,200,000 shares of its common stock at $20.50 per share (the "Offering"), resulting in net proceeds to Kroll-O'Gara of $60.4 million. A portion of the net proceeds was used to repay $14.8 million of indebtedness, with the balance being used through the first quarter of 1999 to fund acquisitions, working capital and other general corporate purposes. In addition to the shares sold by Kroll-O'Gara, certain shareholders sold 1,860,000 shares of Kroll-O'Gara common stock in conjunction with the Offering.

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

     Other Acquisitions. Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous other acquisitions in 1997, 1998 and 1999, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases. These acquisitions are listed in the chart which follows.

POOLINGS(1)

COMPANY                      BUSINESS               GROUP            DATE ACQUIRED         PRICE
-------                --------------------  --------------------  -----------------  ----------------
Laboratory             Drug testing          Investigations and    December 7, 1998   1,209,053 shares
  Specialists of                             Intelligence
  America, Inc.(2)
Securify Inc.          Information security  Information Security  December 31, 1998  1,430,936 shares services
Schiff & Associates,   Security              Investigations and    December 31, 1998   169,521 shares
  Inc.                 architectural         Intelligence
                       services
Financial Research,    Business valuation    Investigations and    March 1, 1999       102,555 shares
  Inc.                 and economic damage   Intelligence
                       analysis services
Background America,    Background            Investigations and    June 16, 1999       899,243 shares
  Inc.                 investigation         Intelligence
                       services

PURCHASES(3)

COMPANY                      BUSINESS               GROUP            DATE ACQUIRED         PRICE
-------                --------------------  --------------------  -----------------  ----------------
Labbe, S.A.            Armors commercial     Security Products     January 1, 1997    $10.7 million in
                       vehicles and builds   and Services                             cash and 376,597
                       truck bodies in                                                shares
                       France
Next Destination,      Distributes high      Voice and Data        February 1, 1997   170,234 shares
  Limited              technology products   Communications                           and $1.6 million
                       for the global                                                 in financing
                       positioning
                       satellite and
                       satellite
                       communications
                       markets
International          Advanced security     Security Products     March 1, 1997      $0.5 million in
  Training,            training              and Services                             cash, 68,086
  Incorporated                                                                        shares and $1.2
                                                                                      million in
                                                                                      financing
ZAO IMEA               Armors cash-in        Security Products     December 1, 1997   $0.6 million in
                       transit vehicles and  and Services                             cash and 138,889
                       distributes                                                    shares
                       commercial bank
                       equipment in Russia
Corplex, Inc.          Investigative and     Investigations and    March 1, 1998      29,207 shares
                       executive protection  Intelligence
                       services
Lindquist Avey         Forensic and          Investigations and    June 1, 1998       $4.7 million in
  MacDonald            investigative         Intelligence                             cash and 278,340
  Baskerville, Inc.    accounting services;                                           shares
                       headquartered in
                       Canada
Kizorek, Inc.          Video surveillance    Investigations and    July 1, 1998       $0.8 million in
  (renamed InPhoto     services              Intelligence                             cash and 352,381
  Surveillance)                                                                       shares
Protec S.A.            Armors cars in        Security Products     September 30,      $3.2 million in
                       Colombia              and Services          1998               cash and 38,788
                                                                                      shares
Holder Associates,     Security services in  Investigations and    October 1, 1998    $4.5 million in
  S.A.                 Argentina             Intelligence                             cash and 46,287
                                                                                      shares
Fact Finders Ltd.      Investigates          Investigations and    November 1, 1998   $3.2 million in
                       intellectual          Intelligence                             cash, plus a
                       property                                                       3-year earn-out
                       infringement cases                                             based on profits
                       in Hong Kong and the
                       Peoples Republic of
                       China
The Buchler Phillips   Corporate advisory    Investigations and    June 3, 1999       $12.0 million in
  Group                practices             Intelligence                             cash and 366,469
                                                                                      shares

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

     Revenue recognition. Kroll-O'Gara recognizes net sales from certain military and most commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara accrues estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.

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

     In the first quarter of 1999, Kroll-O'Gara began implementation of such a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. In the second quarter of 1999, Kroll-O'Gara completed the restructuring plan with an additional non-recurring pre-tax restructuring charge of $3.9 million. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs. See Note 5 to the Notes to Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              ----     -----    -----
Security products and services
  Commercial................................................   32.1%    30.3%    26.9%
  Military..................................................   22.7     23.5     13.1
Investigations and intelligence.............................   45.3     46.2     58.6
Information security........................................     --       --      1.4
                                                              -----    -----    -----
  Total net sales...........................................  100.0%   100.0%   100.0%
Cost of sales...............................................   66.8     64.5     61.6
                                                              -----    -----    -----
  Gross profit..............................................   33.2     35.5     38.4
Operating expenses:
  Selling and marketing.....................................    6.9      7.7      8.3
  General and administrative................................   17.3     16.4     24.3
  Restructuring charge......................................     --       --      1.4
  Failed merger costs.......................................     --       --      0.5
  Merger related costs......................................    3.7      2.3      1.3
                                                              -----    -----    -----
Operating income............................................    5.2      9.1      2.5
Other income (expense):
  Interest expense..........................................   (2.5)    (1.7)    (1.6)
  Interest income...........................................    0.1      0.5      0.1
  Other, net................................................   (0.2)     0.1     (0.1)
                                                              -----    -----    -----
Income from continuing operations before provision for
  income taxes, extraordinary item and cumulative effect of
  accounting change.........................................    2.5      8.0      1.0
Provision for income taxes..................................    1.7      2.9      0.8
                                                              -----    -----    -----
Income from continuing operations before extraordinary item
  and cumulative effect of accounting change................    0.8      5.2      0.2
Loss from operations of discontinued Voice and Data
  Communications Group, net.................................   (0.2)    (0.5)    (0.6)
                                                              -----    -----    -----
Income (loss) before extraordinary item and cumulative
  effect of accounting change...............................    0.7      4.6     (0.4)
Extraordinary item..........................................   (0.1)      --       --
Cumulative effect of accounting change......................   (0.2)      --     (0.3)
                                                              -----    -----    -----
Net income (loss)...........................................    0.4%     4.6%    (0.6)%
                                                              =====    =====    =====

1999 COMPARED TO 1998

     NET SALES. Net sales for the year ended December 31, 1999 increased $47.5 million, or 19%, from $254.5 million in 1998 to $302.0 million in 1999.

     Security Products and Services Group. Net sales for the Security Products and Services Group decreased $16.0 million, or 12%, from $136.8 million in 1998 to $120.8 million in 1999. The decrease related to a decrease in net sales of military products and services of $20.2 million, or 34%, from $59.8 million in 1998 to $39.6 million in 1999. In April 1998, Kroll-O'Gara began work on a new contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the

U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998. In 1999, levels of production and net sales more nearly approximated those of 1997.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $4.2 million, or 5%, from $77.0 million in 1998 to $81.2 million in 1999. Increases in net sales for security services accounted for the increase in commercial net sales as these services increased $4.1 million, or 43%, for the year ended December 31, 1999 in comparison with 1998. The increase in net sales of security services was primarily the result of increased sales associated with the introduction of driver's training operations in Texas and Mexico in 1999.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $59.3 million, or 50%, from $117.6 million in 1998 to $176.8 million in 1999. A substantial portion of this increase was a result of the acquisitions of Lindquist Avey, InPhoto, Corplex, Fact Finders, Holder and Buchler Phillips. These acquisitions have increased Kroll-O'Gara's presence in Asia, Europe and Latin America and have strengthened the Business Investigations and Analysis and Financial Services practices on a global scale. Excluding net sales reported by these acquired entities, net sales increased $14.3 million, or 14%, from $100.7 million in 1998 to $115.0 million in 1999. This increase primarily stems from internal growth in the Group's Corporate Services practices.

     Information Security Group. Net sales for the Information Security Group increased $4.2 million from $0.1 million in 1998 to $4.3 million in 1999. The Information Security Group initiated operations in February 1998 but had minimal sales as it was involved in start-up activities for most of the year.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased $21.6 million, or 13%, from $164.3 million in 1998 to $185.9 million in 1999. The increase in cost of sales was due to the acquisitions completed in 1998 and 1999. Excluding these acquisitions, cost of sales decreased $3.5 million. Gross profit as a percentage of net sales was 35.5% and 38.4% for 1998 and 1999, respectively. The overall increase in gross profit as a percent of net sales was primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group and Information Security Group net sales increased as a percentage of total net sales.

     Gross margins for the Security Products and Services Group were 28.8% and 29.0% in 1998 and 1999, respectively. Gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group's domestic operations to increased commercial armoring sales and military spare parts sales, both of which have higher margins. However, this gross margin increase was almost completely offset by poor gross margin performance experienced in all foreign operations as a result of competitive pricing pressures and pricing concessions necessitated by foreign economic conditions. A transition to higher levels of armoring in Latin and South America also slowed sales and required some inventory writeoffs. Additionally, currency devaluations in South America hurt margins and slowed sales.

     Gross margins for the Investigations and Intelligence Group were 43.6% and 44.5% in 1998 and 1999, respectively. The increase in gross margin was primarily a result of the acquisition of Buchler Phillips which historically has had higher margins than the other Investigations and Intelligence businesses.

     Gross margin at the Information Security Group reflects a full year of operations and was 52.9% in 1999.

     Historically, Kroll-O'Gara has experienced a higher gross margin associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services Group. Management expects the level of gross margin to remain relatively consistent within each Group.

     OPERATING EXPENSES. Operating expenses increased $41.4 million, or 62%, to $108.4 million in 1999 from $67.0 million in 1998. The increase is partially due to the acquisitions completed in 1998 and 1999. Operating expenses of acquired companies represented $24.7 million of total operating expenses in 1999 and $6.0 million of total operating expenses in 1998. Excluding operating expenses of these acquisitions, operating expenses increased $22.7 million net of a $1.5 million recovery of a previously written off bad debt. Included in this increase was a restructuring charge of $4.4 million and $5.0 million for depreciation and amortization of intangible assets including goodwill. In addition, approximately $5.0 million of the increase in expenses related to the additional legal, accounting, insurance and information systems costs required to administer the growth experienced by Kroll-O'Gara since the beginning of 1998. A key component of these costs was the implementation of new enterprise systems at one of the Security Products and Services Group's subsidiaries and at one of the Investigation and Intelligence Group's subsidiaries as well as new corporate financial reporting software. The remaining increase, $9.8 million, related to overall compensation and benefits increases, an increase in the level of personnel working to administer the growth experienced by Kroll-O'Gara since the beginning of 1998 and other administrative, marketing and facility costs.

     In 1998, Kroll-O'Gara recorded approximately $5.7 million in expenses primarily related to the mergers with Laboratory Specialists, Schiff, Securify and Background America. In 1999, Kroll-O'Gara recorded approximately $4.1 million in merger and integration related expenses associated with the above mentioned acquisitions. In addition, Kroll-O'Gara recorded approximately $1.6 million in failed merger expenses associated with the failed recapitalization merger with Blackstone. See Note 18 to the Notes to Consolidated Financial Statements for more information on the Blackstone transaction.

     As a percent of net sales, operating expenses, before merger related, restructuring and failed merger costs, were 24.1% in 1998 and 32.6% in 1999. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to administer the growth experienced by Kroll-O'Gara since the beginning of 1998.

     INTEREST EXPENSE. Interest expense increased $0.4 million, or 8%, to $4.7 million in 1999, compared to $4.4 million in 1998. With the completion of the Offering, a significant portion of Kroll-O'Gara's indebtedness was repaid (approximately $14.8 million). As a result, Kroll-O'Gara experienced lower interest expense starting in the third quarter of 1998 and continuing through the first quarter of 1999. However, due to the significant number of acquisitions completed in the second half of 1998 and first half of 1999, remaining cash from the Offering was utilized. Kroll-O'Gara began to draw on its $25.0 million credit facility in 1999, primarily to fund the $12.0 million cash portion of the Buchler Phillips purchase price and to fund overall growth and working capital, particularly the additional cash needs of the Information Security Group.

     INTEREST INCOME. Interest income decreased $0.9 million, or 68%, to $0.4 million in 1999, compared to $1.3 million in 1998. Net proceeds of the Offering that were not used to repay debt were invested in short-term instruments with maturities of three months or less. The return on these investments was responsible for the increased interest income in 1998. In 1999, the remaining investments were liquidated to fund acquisitions and increases in working capital needs as a result of acquisitions and growth.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $2.4 million in 1999 in comparison with $7.4 million in 1998. The effective tax rates for the periods were 36% in 1998 and 80% in 1999. In 1999, Kroll-O'Gara booked taxes at an effective rate significantly higher than it had previously experienced largely due to the non-deductibility of some of the merger related expenses incurred in the period as well as increases in nondeductible goodwill and intangible amortization. The 1999 tax provision also reflects the favorable impact of the reversal of the valuation allowance related to certain foreign jurisdiction net operating loss carryforwards, net of other foreign losses that do not have a current benefit. In 1998, Kroll-O'Gara determined that certain of the Kroll Holdings merger expenses qualified for future deductibility which favorably impacted the effective tax rate in 1998.

     In addition, the 1998 tax provision also reflects the favorable impact of foreign locations with statutory tax rates at levels below U.S. tax rates and the reversal of the valuation allowance related to certain foreign net operating loss carryforwards Certain foreign jurisdictions realized losses in 1999 from which Kroll-O'Gara was not able to benefit for tax purposes.

     DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group increased $0.5 million from $1.3 million in 1998 to $1.8 million in 1999. This increase was due to an increase in the Group's inventory reserve which resulted from technology changes in the telecommunications market effectively reducing demand and lowering sales prices for certain items in the Group's inventory. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communication Group's losses, management concluded that a valuation allowance for the entire tax benefit was required in both 1998 and 1999. No provision was made for a loss on disposal of the business as management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business. Although there can be no assurance, management believes it will complete the discontinuance of this Group by May 2000.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Kroll-O'Gara had previously capitalized costs associated with the start-up of activities, including pre-operating costs, organization costs and other start-up costs. These capitalized costs were amortized over periods ranging from one to five years. The capitalized amount, $1.2 million before tax, was expensed in 1999 in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities." The amount expensed is shown net of applicable tax benefit of $0.4 million.

     NET INCOME (LOSS). Net income decreased $13.7 million from $11.8 million in 1998 to a loss of $1.9 million in 1999. The decrease was due primarily to a $41.4 million increase in operating expenses, partially offset by $25.8 million in increased gross profit and a decreased provision for income taxes, as discussed above.

1998 COMPARED TO 1997

     NET SALES. Net sales for the year ended December 31, 1998 increased $61.7 million, or 32%, from $192.9 million in 1997 to $254.5 million in 1998.

     Security Products and Services Group. Net sales for the Security Products and Services Group increased $31.3 million, or 30%, from $105.6 million in 1997 to $136.8 million in 1998. The increase included net sales of commercial products and security services, which increased $15.2 million, or 25%, from $61.8 million in 1997 to $77.0 million in 1998. The increase in commercial net sales was primarily due to continued growth in Kroll-O'Gara's international armoring divisions. During 1996, 1997 and 1998, Kroll-O'Gara initiated start-up armoring operations in Mexico, Brazil and the Philippines, and acquired Labbe, IMEA and the assets of Protec.

     Increases in net sales for security services also contributed to the increase in commercial net sales for the Security Products and Services Group. Net sales of these services increased $2.1 million, or 29%, for the year ended December 31, 1998 in comparison with 1997.

     Net sales for the Security Products and Services Group included sales of military products and services, which increased $16.1 million, or 37%, from $43.7 million in 1997 to $59.8 million in 1998. In April 1998, Kroll-O'Gara began work on the 738 Contract. Production on Kroll-O'Gara's previous contract with the U.S. Military for 360 Up-Armored HMMWVs continued through July 1998. The combination of production on the two contracts was a factor in the increase in net sales.

     The U.S. Air Force dictated an aggressive delivery schedule for the 738 Contract. This delivery schedule required Kroll-O'Gara to maintain an increased level of production in 1998 for the Up-Armored HMMWV in comparison with production levels in previous periods.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $30.3 million, or 35%, from $87.3 million in 1997 to $117.6 million in 1998. The increases in 1998 were primarily due to the inclusion of net sales from the acquisitions of Lindquist Avey, InPhoto, Corplex, Fact Finders and Holder. Excluding net sales reported by these acquired entities, net sales for the Investigations and Intelligence Group would have been $98.2 million for the year ended December 31, 1998, in comparison with $87.3 million for the year ended December 31, 1997, an increase of 12%.

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

     Information Security Group. The Information Security Group initiated operations in 1998, recording net sales of $0.1 million.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased $35.4 million, or 28%, from $128.9 million in 1997 to $164.3 million in 1998. The increase in cost of sales was due to the increased level of business activity experienced in 1998. Gross profit as a percentage of net sales was 33.2% and 35.5% for 1997 and 1998, respectively. This increase was primarily due to an increase, of approximately 5%, in gross profit as a percent of net sales experienced in the Investigations and Intelligence Group. This increase was due to high margin engagements booked during the year which are historically infrequent in nature.

     The gross profit percents for the Security Products and Services Group were 28.8% and 28.4% in 1998 and 1997, respectively.

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1998 increased $13.0 million, or 24%, to $67.0 million from $54.0 million for the same period in 1997. Included in operating expenses in 1997 were approximately $7.2 million in expenses related to the merger with Kroll Holdings. In 1998, Kroll-O'Gara recorded approximately $5.7 million in merger related expenses primarily associated with the Laboratory Specialists, Schiff, Securify and Background America mergers.

     Before merger related expenses, operating expenses increased $14.5 million, or 31%, from $46.8 million in 1997 to $61.3 million in 1998. The increase was primarily attributable to an increase in the level of personnel and professional services required to administer the growth experienced by Kroll-O'Gara in 1998.

     As a percent of net sales, operating expenses, before merger related costs, were 24.2% in 1997 and 24.1% in 1998. As a result of investments made by Kroll-O'Gara in facilities and personnel in previous periods, Kroll-O'Gara did not require additional commitments of fixed cost relative to the level of net sales in 1998.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 decreased $0.5 million, or 10%, to $4.4 million, compared to $4.9 million in 1997. With the completion of the Offering, a significant portion of Kroll-O'Gara's indebtedness was repaid (approximately $14.8 million). As a result, Kroll-O'Gara experienced lower interest expense starting in the third quarter of 1998.

     On May 30, 1997, Kroll-O'Gara entered into an agreement with institutional investors to issue and sell $35.0 million worth of Senior Notes. This agreement contained a provision for a reduction of the interest rate if specified criteria were met. Kroll-O'Gara complied with the criteria and the step down of rates commenced in the second quarter of 1998. The reduction changed the interest rate from 9.56% to 8.56% and contributed to the decrease in interest expense in 1998.

     INTEREST INCOME. Interest income for the year ended December 31, 1998 increased $1.1 million, or 636%, to $1.3 million, compared to $0.2 million in 1997. Net proceeds of the Offering that were not used to repay debt were invested in short-term instruments with maturities of three months or less. The return on these investments was responsible for the increase in interest income in 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $7.4 million for the year ended December 31, 1998 in comparison with $3.3 million for the same period in 1997. The effective tax rates for the periods were 68% in 1997 and 36% in 1998. In 1997, Kroll-O'Gara booked taxes at an effective rate significantly higher than it had previously experienced largely due to the non-deductibility of some of the merger related expenses incurred in the period. In 1998, Kroll-O'Gara determined that certain of the Kroll Holdings merger expenses qualified for future deductibility which favorably impacted the effective tax rate in 1998.

     In addition, the 1998 tax provision also reflected the favorable impact of foreign locations with statutory tax rates at levels below U.S. tax rates and the reversal of the valuation allowance related to certain foreign net operating loss carryforwards.

     DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group increased $1.0 million from $0.3 million in 1997 to $1.3 million in 1998. This increase was due to increased operating expenses, primarily selling expenses, to support expected revenue growth in 1998. Revenue growth did not occur in 1998 and sales levels remained consistent with the 1997 levels. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data

Communication Group's losses, management concluded that a valuation allowance for the entire tax benefit was required in both 1997 and 1998. No provision was made for a loss on disposal of the business as management expects proceeds from the sale of this business to cover Kroll-O'Gara's investment in net assets as well as any costs incurred to sell the business.

     NET INCOME. Net income increased $11.1 million, or 1,560%, from $0.7 million in 1997 to $11.8 million in 1998. The increase was due primarily to a $26.3 million increase in gross profit, offset by $13.0 million in increased operating expenses and an increased provision for income taxes, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

     Credit Facilities. On June 25, 1999, Kroll-O'Gara amended and restated its credit agreement with KeyBank National Association to provide for a revolving line of credit of $25.0 million which matures on May 31, 2001 and a letter of credit facility of approximately $7.6 million which matures on May 31, 2000. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. The credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with certain of these covenants as of December 31, 1999. All such events of non-compliance were subsequently waived or amended by the lender. Had the lender not provided a waiver or amendment, all amounts outstanding under the credit agreement would have been subject to acceleration by the lender. Borrowings under this line of credit were approximately $22.8 million at December 31, 1999.

     Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of L2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted and borrowings outstanding pursuant to this demand note were approximately $4.0 million and $3.4 million, respectively, as translated at December 31, 1999.

     As described above, Kroll-O'Gara will explore structuring a transaction that would result in each of the three Groups becoming a stand-alone company. Kroll-O'Gara cannot predict at this time what the effect of such a transaction would be on its funding requirements. However, without giving effect to any such transaction, additional sources of capital will be required to supplement operating cash flow for the next twelve months either through amending and increasing Kroll-O'Gara's credit facilities or through an equity offering of one or more of its subsidiaries.

     Cash flows from operating activities. Operating activities used $5.3 million in net cash in 1999 in comparison with $11.4 million in net cash used in operating activities in 1998. From the inception in 1993 of Kroll-O'Gara's contract with the U.S. Government to armor the HMMWV through the first quarter of 1998, Kroll-O'Gara was designated a Small Business according to U.S. Government procurement regulations. Thereafter, Kroll-O'Gara's designation was changed to Large Business for government procurement purposes.

     The change in designation has affected contract progress payments from the government, and Kroll-O'Gara's cash flow, in two ways. First, since the change, the progress payments have been determined using a smaller percentage of total cost committed than before. Second, Kroll-O'Gara has been reimbursed for vendor invoices paid instead of expenses incurred. Although these changes do not affect the total amount ultimately collected, they defer some of the amounts previously included as part of a progress payment until the vehicles are delivered.

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

     Cash used in operating activities decreased approximately $6.1 million in 1999 as compared to 1998. Unlike the large increase from 1997 to 1998 as a result of the change in timing of progress payments for Kroll-O'Gara's HMMWV contracts, Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts account decreased slightly in 1999. This, combined with the increase in amortization and depreciation expense, partially offset by a $5.2 million increase in trade receivables and the overall net loss experienced in 1999, contributed to the decreased use of cash from operating activities.

     Cash flows from investing activities. In 1999, Kroll-O'Gara incurred capital expenditures of $19.1 million. Approximately $7.7 million related to the acquisition and implementation of two new enterprise systems, one at its Security Products and Services Group and one at its Investigation and Intelligence Group, as well as upgrades of general information systems unrelated to Kroll-O'Gara's Year 2000 compliance efforts. The Information Security Group incurred approximately $1.3 million of internal use software development costs which were capitalized in 1999. Additional capital expenditures of $6.2 million were made for machinery and equipment. The remaining $3.9 million of capital expenditures related primarily to normal periodic expenditures for leasehold improvements, vehicles and furniture and fixtures. In 1998, Kroll-O'Gara incurred normal periodic capital expenditures of $7.4 million. In 1999, Kroll-O'Gara sold $13.3 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $3.9 million and $4.2 million for the years ended December 31, 1999 and 1998, respectively.

     The levels of capital expenditures were in excess of the amounts permitted by the credit agreement between Kroll-O'Gara and KeyBank in 1999. KeyBank has provided Kroll-O'Gara a waiver from the requirements of this covenant.

     In addition to capital expenditures, 1999 investing activities included the acquisition of Buchler Phillips which required cash of approximately $12.0 million, net of cash acquired. In 1998, the acquisitions of Lindquist Avey, InPhoto, Holder and Fact Finders as well as the assets of Protec, Pathology Laboratories, Accu-Path, Harrison Laboratories and TOXWORX Laboratories required cash of approximately $18.6 million, net of cash acquired. Management anticipates that, to the extent Kroll-O'Gara continues to pursue strategic acquisitions, additional cash outlays will be required.

     Cash flows from financing activities. Net cash provided by financing activities was $27.3 million and $58.0 million for the years ended December 31, 1999 and 1998, respectively. Cash provided by financing activities for 1999 was primarily provided by borrowings under the bank lines of credit as well as proceeds from the exercise of stock options and warrants. Cash from financing activities in 1998 included approximately $60.4 million in net proceeds from the Offering. In addition, Laboratory Specialists completed a private offering of its stock in June 1998 with proceeds of approximately $2.3 million. Approximately $14.8 million of the proceeds from these transactions was used to repay indebtedness of Kroll-O'Gara.

     Cash flows from financing activities in 1998 also included convertible preferred stock issued by Securify, which was converted to Kroll-O'Gara common stock in Kroll-O'Gara's acquisition of Securify. The net proceeds to Securify associated with these shares were approximately $5.5 million.

     Net cash used in discontinued operations was $0.7 million in 1999 compared with $1.8 million in 1998. Cash used in 1999 reflects increases in net cash provided by working capital items offset by the Voice and Data Communications Group's net loss. Cash was used in 1998 primarily to fund the Voice and Data Communications Group's net loss.

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

     Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At December 31, 1999 nine such contracts, maturing between January 2000 and July 2001, were outstanding in connection with intercompany demand notes with Labbe and Lindquist Avey. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts were $18.1 million and $1.1 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

     Year 2000 Issues. During 1997, Kroll-O'Gara began the process of replacing the enterprise systems at its two largest subsidiaries, both for the purpose of making the systems Year 2000 compliant and to enhance the information systems capabilities of these subsidiaries. One of the new systems became operational early in the third quarter of 1999 and the other became operational at the end of the fourth quarter of 1999.

     Additionally, Kroll-O'Gara completed an inventory of all its computer software and embedded technology and prepared a master database of all technology potentially impacted by the Year 2000 issue. In conjunction with outside consultants, Kroll-O'Gara resolved potential problems which were identified.

     Total Year 2000 compliance cost was approximately $7.8 million, of which approximately $7.5 million related to the acquisition of new enterprise systems and was capitalized. The remaining approximately $0.3 million was charged to expense. Kroll-O'Gara does not anticipate any further expenditures related to Year 2000 compliance.

     The Year 2000 issue resulted in no disruption of service for Kroll-O'Gara as there were no significant third party or internal computer software or systems failures. Kroll-O'Gara anticipates that there will be no adverse effects relating to the Year 2000 issue in future periods.

     Quarterly fluctuations. Kroll-O'Gara's operations may fluctuate on a quarterly basis as a result of the timing of contract costs and revenues of its Security Products and Services Group, particularly from its military and governmental contracts which are generally awarded on a periodic and/or sporadic basis. Kroll-O'Gara generally does not have long-term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependant upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     New accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     Forward-looking Statements. This document contains statements which Kroll-O'Gara believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements are based upon management's estimates, assumptions and projections and are subject to substantial risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things: contract delays, reductions or cancellations; cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; various political and economic risks of conducting business outside the United States, including foreign economic conditions and currency rate fluctuations; changes in laws and regulations; adjustments associated with percentage-of-completion accounting; inability of sub-contractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher-than-anticipated costs of financing the business; loss of senior personnel; and changes in the general level of business activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations." In addition, the information set forth in Note 14 "Fair Value of Financial Instruments" to Kroll-O'Gara's 1999 Consolidated Financial Statements is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To The Kroll-O'Gara Company:

     We have audited the accompanying consolidated balance sheets of THE KROLL-O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Background America, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of The Kroll-O'Gara Company and reflect total revenues of 2 percent of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Background America, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kroll-O'Gara Company and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2(r) to the consolidated financial statements, effective in the fourth quarter of 1997, the Company changed its method of accounting for costs incurred in connection with business process reengineering activities and, effective in the first quarter of 1999, the Company changed its method of accounting for costs of start-up activities.

                                        Arthur Andersen LLP

Cincinnati, Ohio
  April 21, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Background America, Inc.
Nashville, Tennessee

     We have audited the consolidated statements of operations, redeemable preferred stock and other shareholders' equity (deficit) and cash flows for the year ended December 31, 1997 of Background America, Inc. and subsidiaries (the "Company'). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements (not presented separately herein) present fairly, in all material respects, the results of operations of Background America, Inc. and subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Nashville, Tennessee

December 18, 1998
(January 21, 1999 as to
first paragraph of Note 15)

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999

                                                                  1998            1999
                                                              ------------    ------------
ASSETS (NOTE 8)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 13,894,481    $ 13,030,534
  Marketable securities.....................................    13,285,322              --
  Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $2,426,824 and $3,663,786 in
     1998 and 1999, respectively (Notes 2 and 5)............    48,937,044      59,261,184
  Unbilled revenues (Note 2)................................     7,766,015      18,033,811
  Related party receivables (Note 7)........................     2,763,108       2,095,810
  Costs and estimated earnings in excess of billings on
     uncompleted contracts (Note 5).........................    26,408,097      24,159,724
  Inventories (Note 5)......................................    18,607,062      21,287,658
  Prepaid expenses and other................................     7,748,236      11,284,003
  Deferred tax asset (Note 6)...............................            --         823,831
  Net current assets of discontinued operations (Note 4)....     6,836,920       7,137,550
                                                              ------------    ------------
          Total current assets..............................   146,246,285     157,114,105
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 2 and 9):
  Land......................................................     1,856,003       2,164,197
  Buildings and improvements................................     8,271,967       8,586,985
  Leasehold improvements....................................     6,330,363       7,446,487
  Furniture and fixtures....................................     6,007,570       9,947,051
  Machinery and equipment...................................    19,654,119      36,717,974
  Construction-in-progress..................................     2,915,135              --
                                                              ------------    ------------
                                                                45,035,157      64,862,694
  Less -- accumulated depreciation..........................   (20,462,991)    (26,110,142)
                                                              ------------    ------------
                                                                24,572,166      38,752,552
                                                              ------------    ------------
DATABASES, net of accumulated amortization of $22,788,857
  and $26,187,348 in 1998 and 1999, respectively (Note 2)...     9,238,903       9,696,162
COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE
  ASSETS, net of accumulated amortization of $3,986,506 and
  $8,336,265 in 1998 and 1999, respectively (Notes 2 and
  3)........................................................    59,152,915      78,907,738
OTHER ASSETS:
  Other assets (Note 5).....................................     4,882,416       4,269,355
  Net non-current assets of discontinued operations (Note
     4).....................................................     4,274,853       2,958,084
                                                              ------------    ------------
                                                                77,549,087      95,831,339
                                                              ------------    ------------
                                                              $248,367,538    $291,697,996
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999

                                                                  1998            1999
                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 8)........................  $         --    $ 26,582,688
  Current portion of long-term debt (Note 9)................     2,000,299       3,737,227
  Trade accounts payable....................................    32,557,585      33,240,883
  Related party payables (Note 7)...........................       353,233              --
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       182,656         360,725
  Accrued liabilities (Note 5)..............................    20,750,473      26,190,992
  Income taxes currently payable............................       760,340         768,105
  Deferred income taxes (Note 6)............................       781,575              --
  Customer deposits.........................................     3,970,607       4,191,267
                                                              ------------    ------------
          Total current liabilities.........................    61,356,768      95,071,887
OTHER LONG-TERM LIABILITIES.................................     1,542,588       2,673,092
DEFERRED INCOME TAXES (Note 6)..............................     1,625,363       1,820,815
LONG-TERM DEBT, net of current portion (Note 9).............    39,346,555      36,264,163
                                                              ------------    ------------
          Total liabilities.................................   103,871,274     135,829,957
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 10, 13 and 18)
  SHAREHOLDERS' EQUITY (Note 1):
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued................................            --              --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 21,584,872 and 22,255,510 shares issued and
     outstanding in 1998 and 1999, respectively.............       215,848         222,555
  Additional paid-in-capital................................   157,229,936     170,101,929
  Retained deficit..........................................   (10,964,249)    (12,639,574)
  Deferred compensation.....................................    (1,113,936)     (1,629,893)
  Accumulated other comprehensive loss......................      (871,335)       (186,978)
                                                              ------------    ------------
          Total shareholders' equity........................   144,496,264     155,868,039
                                                              ------------    ------------
                                                              $248,367,538    $291,697,996
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                 1997            1998            1999
                                                             ------------    ------------    ------------
NET SALES..................................................  $192,886,256    $254,542,779    $302,006,466
COST OF SALES..............................................   128,900,762     164,290,540     185,940,529
                                                             ------------    ------------    ------------
         Gross profit......................................    63,985,494      90,252,239     116,065,937
OPERATING EXPENSES:
  Selling and marketing....................................    13,349,843      19,473,085      25,129,172
  General and administrative...............................    33,417,926      41,821,029      73,254,967
  Restructuring charge (Note 5)............................            --              --       4,363,566
  Failed merger related costs (Note 18)....................            --              --       1,562,331
  Merger related costs (Note 3)............................     7,204,926       5,727,358       4,069,089
                                                             ------------    ------------    ------------
         Operating expenses................................    53,972,695      67,021,472     108,379,125
                                                             ------------    ------------    ------------
         Operating income..................................    10,012,799      23,230,767       7,686,812
OTHER INCOME (EXPENSE):
  Interest expense.........................................    (4,877,417)     (4,382,010)     (4,747,207)
  Interest income..........................................       173,079       1,273,218         409,892
  Other, net...............................................      (278,164)        342,492        (302,830)
                                                             ------------    ------------    ------------
    Income from continuing operations before minority
      interest, provision for income taxes, extraordinary
      item and cumulative effect of change in accounting
      principle............................................     5,030,297      20,464,467       3,046,667
  Minority interest........................................       156,223              --              --
                                                             ------------    ------------    ------------
    Income from continuing operations before provision for
      income taxes, extraordinary item and cumulative
      effect of change in accounting principle.............     4,874,074      20,464,467       3,046,667
  Provision for income taxes...............................     3,304,993       7,352,931       2,429,410
                                                             ------------    ------------    ------------
    Income from continuing operations before extraordinary
      item and cumulative effect of change in accounting
      principle............................................     1,569,081      13,111,536         617,257
  Discontinued operations:
    Loss from operations of discontinued voice and data
      communications group, net (Note 4)...................      (305,207)     (1,325,471)     (1,761,035)
                                                             ------------    ------------    ------------
  Income (loss) before extraordinary item and cumulative
    effect of change in accounting principle...............     1,263,874      11,786,065      (1,143,778)
  Extraordinary loss, net of applicable tax benefit of
    $129,250 (Note 8)......................................      (193,875)             --              --
                                                             ------------    ------------    ------------
    Income (loss) before cumulative effect of change in
      accounting principle.................................     1,069,999      11,786,065      (1,143,778)
  Cumulative effect of change in accounting principle, net
    of applicable tax benefit of $240,000 in 1997 and
    $408,000 in 1999 (Note 2(r))...........................      (360,000)             --        (778,041)
                                                             ------------    ------------    ------------
    Net income (loss)......................................  $    709,999    $ 11,786,065    $ (1,921,819)
                                                             ============    ============    ============
Earnings (loss) per share (Note 2(o)):
  Basic....................................................  $       0.05    $       0.61    $      (0.09)
                                                             ============    ============    ============
  Diluted..................................................  $       0.05    $       0.59    $      (0.09)
                                                             ============    ============    ============
Weighted average shares outstanding (Note 2(o)):
  Basic....................................................    14,750,676      19,336,580      22,005,632
                                                             ============    ============    ============
  Diluted..................................................    15,560,050      19,908,206      22,005,632
                                                             ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                               ADDITIONAL
                                                   COMPREHENSIVE    COMMON      PAID-IN-       RETAINED       DEFERRED
                                        SHARES     INCOME (LOSS)    STOCK       CAPITAL        DEFICIT      COMPENSATION
                                      ----------   -------------   --------   ------------   ------------   ------------
BALANCE, December 31, 1996..........  14,035,151                   $140,351   $ 44,143,424   $(21,266,057)  $        --
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 12).............     750,725                      7,507      6,301,276             --            --
Issuance of stock in conjunction
  with the acquisition of businesses
  and minority interest (Note 3)....     823,371                      8,234      9,695,009             --            --
Issuance of stock in conjunction
  with the settlement of a note
  payable...........................      21,721                        217        232,282             --            --
Private offering of common stock,
  net of issuance cost of $36,373...     307,613                      3,076      5,964,976             --            --
Purchase and retirement of common
  stock (Note 12(c))................    (259,036)                    (2,590)      (498,978)    (2,194,256)           --
Comprehensive income:
  Net income........................          --   $    709,999          --             --        709,999            --
                                                   ------------
  Other comprehensive income (loss),
    net
    of tax:.........................          --
    Foreign currency translation
      adjustment, net of $157,000
      tax benefit...................                   (236,393)         --             --             --            --
    Unrealized depreciation of
      marketable securities, net of
      $2,400 tax benefit............          --         (3,698)         --             --             --            --
                                                   ------------
    Other comprehensive loss........          --       (240,091)         --             --             --            --
                                                   ------------
      Comprehensive income..........          --   $    469,908          --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 1997..........  15,679,545                    156,795     65,837,989    (22,750,314)           --
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000........................   4,716,757                     47,168     68,289,755             --            --
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 12).....     428,625                      4,286      4,473,859             --            --
Issuance of stock in conjunction
  with the acquisition of businesses
  (Note 3)..........................     767,416                      7,674     17,602,830             --            --
Exercise of stock put option (Note
  3)................................      (7,471)                       (75)      (166,593)            --            --
Deferred compensation related to
  stock options.....................          --                         --      1,192,096             --    (1,113,936)

                                      ACCUMULATED OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)        TOTAL
                                      -----------------   ------------
BALANCE, December 31, 1996..........      $(143,819)      $ 22,873,899
Issuances of stock under employee
  benefit plans, including related
  tax benefit (Note 12).............             --          6,308,783
Issuance of stock in conjunction
  with the acquisition of businesses
  and minority interest (Note 3)....             --          9,703,243
Issuance of stock in conjunction
  with the settlement of a note
  payable...........................             --            232,499
Private offering of common stock,
  net of issuance cost of $36,373...             --          5,968,052
Purchase and retirement of common
  stock (Note 12(c))................             --         (2,695,824)
Comprehensive income:
  Net income........................             --            709,999

  Other comprehensive income (loss),
    net
    of tax:.........................
    Foreign currency translation
      adjustment, net of $157,000
      tax benefit...................             --                 --
    Unrealized depreciation of
      marketable securities, net of
      $2,400 tax benefit............             --                 --

    Other comprehensive loss........       (240,091)          (240,091)

      Comprehensive income..........             --                 --
                                          ---------       ------------
BALANCE, December 31, 1997..........       (383,910)        42,860,560
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000........................             --         68,336,923
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 12).....             --          4,478,145
Issuance of stock in conjunction
  with the acquisition of businesses
  (Note 3)..........................             --         17,610,504
Exercise of stock put option (Note
  3)................................             --           (166,668)
Deferred compensation related to
  stock options.....................             --             78,160

                                                                               ADDITIONAL
                                                   COMPREHENSIVE    COMMON      PAID-IN-       RETAINED       DEFERRED
                                        SHARES     INCOME (LOSS)    STOCK       CAPITAL        DEFICIT      COMPENSATION
                                      ----------   -------------   --------   ------------   ------------   ------------
Comprehensive income:
  Net income........................          --   $ 11,786,065          --             --     11,786,065            --
                                                   ------------
  Other comprehensive income (loss),
    net
    of tax:
    Foreign currency translation
      adjustment, net of $318,000
      tax benefit...................          --       (476,956)         --             --             --            --
    Reclassification adjustment for
      gain on securities included in
      net income, net of $7,000 tax
      benefit.......................          --        (10,469)         --             --             --            --
                                                   ------------
    Other comprehensive loss........          --       (487,425)         --             --             --            --
                                                   ------------
      Comprehensive income..........          --   $ 11,298,640          --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 1998..........  21,584,872                    215,848    157,229,936    (10,964,249)   (1,113,936)
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 12).....     202,614                      2,026      3,293,084             --            --
Issuance of stock in conjunction
  with acquisition of businesses
  (Note 3)..........................     468,024                      4,681      8,007,248        246,494            --
Deferred compensation related to
  restricted stock and stock options
  (Note 12).........................          --                         --      1,571,661             --      (515,957)
Comprehensive income (loss):
  Net loss..........................          --   $ (1,921,819)         --             --     (1,921,819)           --
                                                   ------------
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, net of $456,000
      tax provision.................          --        684,357          --             --             --            --
                                                   ------------
    Other comprehensive income
      (loss)........................          --        684,357          --             --             --            --
                                                   ------------
      Comprehensive income (loss)...          --   $ (1,237,462)         --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 1999..........  22,255,510                   $222,555   $170,101,929   $(12,639,574)  $(1,629,893)
                                      ==========                   ========   ============   ============   ===========

                                      ACCUMULATED OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)        TOTAL
                                      -----------------   ------------
Comprehensive income:
  Net income........................             --         11,786,065
  Other comprehensive income (loss),
    net
    of tax:
    Foreign currency translation
      adjustment, net of $318,000
      tax benefit...................             --                 --
    Reclassification adjustment for
      gain on securities included in
      net income, net of $7,000 tax
      benefit.......................             --                 --
    Other comprehensive loss........       (487,425)          (487,425)
      Comprehensive income..........             --                 --
                                          ---------       ------------
BALANCE, December 31, 1998..........       (871,335)       144,496,264
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 12).....             --          3,295,110
Issuance of stock in conjunction
  with acquisition of businesses
  (Note 3)..........................             --          8,258,423
Deferred compensation related to
  restricted stock and stock options
  (Note 12).........................             --          1,055,704
Comprehensive income (loss):
  Net loss..........................             --         (1,921,819)
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, net of $456,000
      tax provision.................             --                 --
    Other comprehensive income
      (loss)........................        684,357            684,357
      Comprehensive income (loss)...             --                 --
                                          ---------       ------------
BALANCE, December 31, 1999..........      $(186,978)      $155,868,039
                                          =========       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 16)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                  1997            1998            1999
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    709,999    $ 11,786,065    $ (1,921,819)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations --
    Loss from discontinued operations.......................       305,207       1,325,471       1,761,035
    Depreciation and amortization...........................     6,564,382       8,859,778      13,828,783
    Bad debt expense........................................     2,034,151       1,242,355       3,298,634
    Shareholder stock compensation..........................     1,356,280              --              --
    Loss on write-off of notes receivable...................        35,434              --              --
    Share in net income of joint ventures...................      (121,650)             --              --
    Gain on sale of marketable securities...................       (14,503)        (10,469)             --
    Noncash compensation expense............................            --         226,074       1,055,704
  Change in assets and liabilities, net of effects of
    acquisitions and dispositions --
    Receivables-trade and unbilled..........................    (6,352,176)    (12,083,029)    (17,300,323)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................     3,290,709     (14,510,296)      2,248,373
    Inventories, prepaid expenses and other assets..........    (6,001,920)     (4,713,109)     (5,135,872)
    Accounts payable and income taxes currently payable.....     8,389,338       2,324,655      (1,182,953)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................      (801,365)        (68,214)        178,069
    Amounts due to/from related parties.....................       412,999      (2,457,191)        731,612
    Deferred taxes..........................................      (156,892)       (838,668)     (1,409,954)
    Accrued liabilities, long-term liabilities and customer
      deposits..............................................        81,167      (2,493,890)     (1,500,935)
                                                              ------------    ------------    ------------
         Net cash provided by (used in) continuing
           operations.......................................     9,731,160     (11,410,468)     (5,349,646)
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net...........    (5,970,849)     (7,362,975)    (19,080,914)
  Additions to databases....................................    (3,856,914)     (4,186,924)     (3,855,750)
  Acquisitions, net of cash acquired (Note 3)...............   (10,710,128)    (18,595,996)    (12,014,287)
  Sales (purchases) of marketable securities, net...........        35,424     (13,262,353)     13,285,322
  Other.....................................................       266,004              --              --
                                                              ------------    ------------    ------------
         Net cash used in investing activities of continuing
           operations.......................................   (20,236,463)    (43,408,248)    (21,665,629)
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees.......................................      (723,727)             --              --
  Net borrowings (repayments) under revolving lines of
    credit..................................................    (9,376,835)       (559,112)     24,262,221
  Proceeds from debt........................................    44,902,987         284,877              --
  Payments of long-term debt................................   (10,042,503)    (13,662,425)     (1,345,464)
  Proceeds from notes payable - shareholder.................     1,261,000              --              --
  Repayment of notes payable -- shareholder.................    (8,107,641)       (176,057)             --
  Net proceeds from issuance of common stock................     4,914,317      68,336,923              --
  Purchase and retirement of stock..........................    (2,695,824)       (166,668)             --
  Foreign currency translation..............................      (189,497)       (548,602)      1,096,137
  Proceeds from exercise of stock options and warrants......     2,780,966       4,478,145       3,295,110
                                                              ------------    ------------    ------------
         Net cash provided by financing activities of
           continuing operations............................    22,723,243      57,987,081      27,308,004
                                                              ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    12,217,940       3,168,365         292,729
Effects of foreign currency exchange rates on cash and cash
  equivalents...............................................       (75,931)        106,049        (411,780)
Net cash used in discontinued operations....................    (5,276,535)     (1,750,396)       (744,896)
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of year................     5,504,989      12,370,463      13,894,481
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year......................  $ 12,370,463    $ 13,894,481    $ 13,030,534
                                                              ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Information Security Group offers information and computer security services, including network and system security review and repair. See Note 4 for a discussion of the discontinuance of the Voice and Data Communications Group.

     In December 1997, a wholly owned subsidiary of The O'Gara Company (O'Gara) was merged into Kroll Holdings, Inc. (Kroll). At the time of the merger, The O'Gara Company's name was changed to The Kroll-O'Gara Company. The consolidated financial statements include the historical consolidated financial statements of Kroll-O'Gara (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities which were merged with Kroll-O'Gara in connection with pooling of interests business combinations (See Note 3).

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

     Revenue from intelligence and investigation services and information security services is recognized as the services are performed. Kroll-O'Gara records either billed or unbilled accounts receivable based on case-by-case invoicing determination.

     (c) Cash and Cash Equivalents -- Cash equivalents consist of all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. Kroll-O'Gara invests excess cash in overnight repurchase agreements, which are government collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

     (d) Marketable Securities -- Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), Kroll-O'Gara must classify its debt and marketable securities as either trading, available-for-sale or held-to-maturity. Kroll-

                            THE KROLL-O'GARA COMPANY

O'Gara's marketable security investments consist largely of available-for-sale municipal obligations. These securities are valued at current market value, which approximates cost.

     Unrealized holding gains and losses, net of the related income tax effect on the available-for-sale securities, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Kroll-O'Gara recorded an unrealized net loss of $3,698 as of December 31, 1997. There were no such unrealized gains or losses as of December 31, 1998 and 1999.

     (e) Concentrations of Credit Risk -- Financial instruments that subject Kroll-O'Gara to credit risk consist principally of trade receivables. Concentrations of credit risk with respect to accounts receivable are limited by the number of clients that comprise Kroll-O'Gara's client base, along with the different industries and geographic regions in which Kroll-O'Gara's clients operate. Kroll-O'Gara does not generally require collateral or other security to support client receivables, although Kroll-O'Gara does require retainers, up-front deposits or irrevocable letters-of-credit in many situations. Kroll-O'Gara has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring losses on its trade receivables in excess of established allowances.

     (f) Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed on both straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Buildings and improvements.............................     5-40 years
Furniture and fixtures.................................     4-10 years
Machinery and equipment................................     3-12 years
Leasehold improvements.................................  Life of lease

     (g) Databases -- Databases are capitalized costs incurred to obtain information from third party providers. Kroll-O'Gara relies on this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period. Amortization of databases for the years ended December 31, 1997, 1998 and 1999 was $2,937,152, $3,283,232 and
$3,520,624, respectively.

     (h) Impairment of Long-Lived Assets -- Pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), long-lived assets, certain identifiable intangibles and goodwill related to those assets must be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with this standard, Kroll-O'Gara periodically reviews the carrying value of these assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, Kroll-O'Gara believes no impairment existed at December 31, 1999. However, it is possible, due to a change in circumstances, that carrying values could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.

     (i) Costs in Excess of Assets Acquired -- Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in a purchase business combination. Costs in excess of assets acquired, net of accumulated amortization, as of December 31, 1998 and December 31, 1999 were $49,422,735 and $69,469,509, respectively. Amortization is recorded on a straight-line basis over periods ranging from 12 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 1997, 1998 and 1999 were $605,823, $1,471,975 and $3,497,242, respectively.

     (j) Other Intangible Assets -- Other intangible assets, comprised mainly of customer lists and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over a fifteen year period and the non-compete agreements are amortized over the lives of the respective agreements, which

                            THE KROLL-O'GARA COMPANY
range from six months to fifteen years. Other intangible assets, net of accumulated amortization, as of December 31, 1998 and December 31, 1999 were $9,730,180 and $9,438,229, respectively. Amortization of other intangible assets for the years ended December 31, 1997, 1998 and 1999 was $348,898, $945,202 and $817,454, respectively.

     (k) Foreign Currency Translation -- Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

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

     (l) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m) Research and Development -- Research and development costs are expensed as incurred. Kroll-O'Gara incurred approximately $121,000, $537,000 and $297,000 for the years ended December 31, 1997, 1998 and 1999, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

     (n) Advertising -- Kroll-O'Gara expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1997, 1998 and 1999 were approximately $992,996, $1,805,233 and $2,160,893, respectively.

     (o) Earnings Per Share -- In 1997, Kroll-O'Gara adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants, assumed issuance of restricted stock and assumed conversion of the convertible note payable.

     The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 1997, 1998 and 1999:

                                                       YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $   709,999     14,750,676       $ 0.05
                                                                                  ======
Effect of dilutive securities:
  Options......................................           --        254,575
  Restricted stock.............................           --        443,152
  Warrants.....................................           --         97,425
  Convertible note payable.....................           --         14,222
                                                 -----------     ----------
Diluted earnings per share.....................  $   709,999     15,560,050       $ 0.05
                                                 ===========     ==========       ======

                            THE KROLL-O'GARA COMPANY

                                                       YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic earnings per share.......................  $11,786,065     19,336,580       $ 0.61
                                                                                  ======
Effect of dilutive securities:
  Options......................................           --        568,849
  Warrants.....................................           --          2,777
                                                 -----------     ----------
Diluted earnings per share.....................  $11,786,065     19,908,206       $ 0.59
                                                 ===========     ==========       ======

                                                       YEAR ENDED DECEMBER 31, 1999
                                                 -----------------------------------------
                                                    LOSS           SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic and diluted loss per share...............  $(1,921,819)    22,005,632       $(0.09)
                                                 ===========                      ======
Effect of dilutive securities:
  Options......................................                     546,614
  Restricted stock.............................                      42,974
  Warrants.....................................                       1,188
                                                                 ----------
Diluted shares.................................                  22,596,408
                                                                 ==========

     As a result of the net loss recorded in 1999, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

     Basic and diluted earnings per share based on income from continuing operations before extraordinary item and cumulative effect of change in accounting principle were $0.11 and $0.10, respectively, for the year ended December 31, 1997. The basic and diluted per share impact of the discontinued operation was $0.02, the extraordinary item was $0.01 and the basic and diluted per share impact of the change in accounting principle were $0.03 and $0.02, respectively.

     Basic and diluted earnings per share based on income from continuing operations were $0.68 and $0.66, respectively, for the year ended December 31, 1998. The basic and diluted per share impact of the discontinued operation was $0.07.

     Basic and diluted earnings per share based on income from continuing operations were $0.03 for the year ended December 31, 1999. The basic and diluted per share impact of the discontinued operation was $0.08 and the change in accounting principle was $0.04.

     During 1997, 66,000 warrants to purchase a total of 27,746 shares of common stock of Kroll-O'Gara at $7.20 per warrant were outstanding but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

     During 1998, 11,666 warrants to purchase an equivalent amount of shares of common stock of Kroll-O'Gara at $25.69 per warrant were outstanding but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

     During 1999, 8,719 warrants and 597,155 options to purchase an equivalent amount of shares of common stock of Kroll-O'Gara at $25.69 per warrant and from $26.94 to $34.88 per option were outstanding but were not included in the computation of diluted weighted average shares because the warrants' and options' exercise prices were greater than the average market price of the common shares.

                            THE KROLL-O'GARA COMPANY

     (p) New Accounting Pronouncements -- In 1998, Kroll-O'Gara adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statements of shareholder's equity. Prior years have been restated to conform to the SFAS 130 requirements. The accumulated other comprehensive income (loss) balance of ($0.4) million at December 31, 1997 consisted of ($0.4) million of foreign currency translation adjustments and $0.01 million of unrealized appreciation of marketable securities. The accumulated other comprehensive income (loss) balance of ($0.9) million and ($0.2) million at December 31, 1998 and 1999, respectively, consisted entirely of foreign currency translation adjustments.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has several forward contracts in place in association with demand notes from certain subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     (q) Stock-Based Compensation -- Kroll-O'Gara has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS 123 allows an entity to continue to measure compensation cost using the principles of APB 25 if certain pro forma disclosures are made. The pro forma disclosures required by SFAS 123 are presented in Note 12(e).

     (r) Changes in Accounting Principle -- In the fourth quarter of 1997, Kroll-O'Gara changed its method of accounting for costs incurred in connection with business process reengineering activities relating to information technology transformation. Consistent with a consensus reached by the Emerging Issues Task Force (EITF) under Issue 97-13, in late November 1997, Kroll-O'Gara expensed costs previously capitalized in earlier quarters of 1997 (approximately $0.4 million, net of tax benefit of $0.2 million) as a cumulative effect of change in accounting principle.

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. Kroll-O'Gara's former practice was to capitalize certain of these expenses and amortize them over periods ranging from one to five years. Included in the accompanying December 31, 1998 consolidated balance sheet is approximately $1.2 million of preoperating, organization and start-up costs which would have been expensed had this statement already been implemented. Kroll-O'Gara adopted the provisions of this statement in the first quarter of fiscal 1999 and recorded a cumulative effect of a change in accounting principle of $0.8 million, net of a tax benefit of $0.4 million.

                            THE KROLL-O'GARA COMPANY

     (s) Derivative Financial Instruments -- Financial instruments in the form of foreign currency exchange contracts are utilized by Kroll-O'Gara to hedge its exposure to movements in foreign currency exchange rates. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge accounting standards. The fair value of foreign currency exchange contracts is not recognized in the consolidated financial statements since they are accounted for as hedges.

     (t) Reclassifications -- Certain reclassifications have been reflected in 1997 and 1998 to conform with the current period presentation.

(3) MERGERS AND ACQUISITIONS

     Kroll-O'Gara has completed numerous business combinations in the periods presented. The transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

     (a) Pooling of Interests Transactions -- In December 1997, a wholly owned subsidiary of O'Gara was merged with and into Kroll. Effective upon the consummation of the merger with Kroll, each then issued and outstanding share of Kroll common stock, including shares subject to issuance under the Kroll restricted stock plan (See Note 12), were converted into 62.52 shares of common stock of Kroll-O'Gara or 6,098,561 shares of Kroll-O'Gara common stock in total. Outstanding employee stock options of Kroll were converted at the same exchange factor into options to purchase 551,492 shares of Kroll-O'Gara common stock (See
Note 12).

     The merger constituted a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Kroll as though it had always been a part of Kroll-O'Gara.

     There were no transactions between O'Gara and Kroll prior to the combination, and immaterial adjustments were recorded to conform Kroll's accounting policies. Certain reclassifications were made to the Kroll financial statements to conform to Kroll-O'Gara's presentations. The results of operations for the separate companies and the combined amounts included in the consolidated financial statements follow:

                                               O'GARA          KROLL         COMBINED
                                             -----------    -----------    ------------
Nine months ended September 30, 1997
  (unaudited)..............................
  Revenue..................................  $70,206,200    $53,823,958    $124,030,158
  Loss from discontinued operation.........     (197,000)            --        (197,000)
  Extraordinary item.......................     (193,875)            --        (193,875)
  Net income...............................  $ 4,181,387    $ 1,796,124    $  5,977,511

     In connection with the Kroll merger, Kroll-O'Gara recorded, in the fourth quarter in 1997, a charge to operating expenses of approximately $7.2 million ($5.7 million after taxes, or $0.37 per diluted share) for direct and other merger-related costs pertaining to the transaction. Merger transaction costs are nonrecurring and include $0.8 million for stock based compensation costs triggered by the change in control of Kroll, $1.8 million for stay bonuses and severance and $4.6 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges.

     In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Laboratory Specialists of America, Inc. (LSAI). Effective upon the consummation of the merger, each then issued and outstanding share of LSAI common stock was converted into .2102 shares of common stock of Kroll-O'Gara or 1,209,053 shares of Kroll-O'Gara's common stock in total. Outstanding stock options and stock warrants

                            THE KROLL-O'GARA COMPANY
of LSAI were converted at the same exchange factor into options to purchase 39,094 and 24,386 shares, respectively, of Kroll-O'Gara's common stock (See Note
12). The financial position and results of operations of LSAI are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

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

     The mergers with LSAI, Schiff and Securify constituted tax-free reorganizations and have been accounted for as pooling of interests transactions. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of LSAI, Schiff and Securify as though they had always been a part of Kroll-O'Gara.

     There were no transactions between Kroll-O'Gara and LSAI, Schiff and Securify prior to the combinations and immaterial adjustments were recorded to conform LSAI's, Schiff's and Securify's accounting policies. Certain reclassifications were made to Kroll-O'Gara's, LSAI's, Schiff's and Securify's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts included in the consolidated financial statements follow:

                                      KROLL-
                                      O'GARA
                                    HISTORICAL       LSAI         SCHIFF     SECURIFY      COMBINED
                                   ------------   -----------   ----------   ---------   ------------
Nine months ended September 30,
  1998 (unaudited)
  Revenue........................  $164,146,336   $12,039,154   $3,531,062   $  48,000   $179,764,552
  Income from discontinued
     operation...................       287,000            --           --          --        287,000
  Net income (loss)..............    11,559,576     1,440,725      582,254    (944,196)    12,638,359
Year ended December 31, 1997
  Revenue........................  $172,975,941   $12,836,953   $2,852,303   $      --   $188,665,197
  Loss from discontinued
     operation...................      (305,207)           --           --          --       (305,207)
  Extraordinary item.............      (193,875)           --           --          --       (193,875)
  Cumulative effect of change in
     accounting principle........      (360,000)           --           --          --       (360,000)
  Net income.....................       709,866     1,329,103        7,674          --      2,046,643

     In 1998, Kroll-O'Gara recorded, in the fourth quarter, a charge to operating expenses of approximately $5.7 million ($4.1 million after taxes, or $0.21 per diluted share) for direct and other merger and integration related costs. Merger transaction costs are non-recurring and include $0.8 million for stay bonuses and $4.5 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing,

                            THE KROLL-O'GARA COMPANY
travel and other related charges. Integration costs relate primarily to the merger with Kroll consummated in December 1997 and were approximately $0.4 million.

     In March 1999, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Financial Research, Inc. (FRI). Effective upon the consummation of the merger, each then issued and outstanding share of FRI common stock was converted into 101.555 shares of common stock of Kroll-O'Gara or 101,555 shares of Kroll-O'Gara's common stock in total. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The prior period consolidated financial statements would not be materially different from the reported results and accordingly have not been restated.

     In June 1999, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Background America, Inc. (BAI). Effective upon the consummation of the merger, each then issued and outstanding share of BAI common and preferred stock was converted into .2689628 shares of common stock of Kroll-O'Gara or 899,243 shares of Kroll-O'Gara's common stock in total. Outstanding stock options and stock warrants of BAI were converted at the same exchange factor into options to purchase 86,844 and 2,018 shares, respectively, of Kroll-O'Gara's common stock (see Note 12). The financial position and results of operations of BAI are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

     The merger with BAI constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of BAI as though it had always been a part of Kroll-O'Gara.

     There were no transactions between Kroll-O'Gara and BAI prior to the combination. Immaterial adjustments were recorded to conform the accounting practices of Kroll-O'Gara and BAI and certain reclassifications were made to the BAI financial statements to conform to Kroll-O'Gara's presentation.

     The combined companies recorded an income tax benefit of $113,533 in 1998 to reflect a reduction in a valuation allowance applicable to certain domestic net operating loss carryforwards. Included in the December 31, 1998 consolidated balance sheet is approximately $573,000 of merger costs incurred by Kroll-O'Gara which, along with other merger costs subsequently incurred, were expensed immediately upon consummation of the transaction on a pooling of interests basis in 1999. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                       KROLL-O'GARA
                                        HISTORICAL         BAI        ADJUSTMENTS      COMBINED
                                       ------------    -----------    -----------    ------------
Three months ended March 31, 1999
  (unaudited)
  Revenue............................  $ 65,573,000    $ 2,492,000     $     --      $ 68,065,000
  Loss from discontinued operation...      (170,000)            --           --          (170,000)
  Cumulative effect of change in
     accounting principle............      (778,041)            --           --          (778,041)
  Net income.........................     2,418,000        110,000           --         2,528,000
Year ended December 31, 1998
  Revenue............................  $247,192,113    $ 7,350,666     $     --      $254,542,779
  Loss from discontinued operation...    (1,325,471)            --           --        (1,325,471)
  Net income (loss)..................    13,088,906     (1,416,374)     113,533        11,786,065

                            THE KROLL-O'GARA COMPANY

                                       KROLL-O'GARA
                                        HISTORICAL         BAI        ADJUSTMENTS      COMBINED
                                       ------------    -----------    -----------    ------------
Year ended December 31, 1997
  Revenue............................  $188,665,197    $ 4,221,059     $     --      $192,886,256
  Loss from discontinued operation...      (305,207)            --           --          (305,207)
  Extraordinary item.................      (193,875)            --           --          (193,875)
  Cumulative effect of change in
     accounting principle............      (360,000)            --           --          (360,000)
  Net income (loss)..................     2,046,643     (1,336,644)          --           709,999

     In 1999, Kroll-O'Gara recorded a charge to operating expenses of approximately $4.1 million ($3.2 million after taxes, or $0.14 per diluted share) for direct and other merger and integration related costs. Merger transaction costs are non-recurring and include $0.3 million for stay bonuses, $0.4 million for stock based compensation costs triggered by the change in control of BAI and $2.4 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the mergers and acquisitions completed in the fourth quarter of 1998 and were approximately $1.0 million.

     (b) Purchase Transactions -- In addition to the merger with Kroll, Kroll-O'Gara completed five other acquisitions in 1997 which were accounted for as purchase business combinations. Three of the 1997 purchase acquisitions have been included in Kroll-O'Gara's Security Products and Services Group and two in the Investigations and Intelligence Group. The aggregate purchase price of these five acquisitions amounted to approximately $22.5 million and consisted of $13.4 million in cash, $2.5 million in seller-provided financing and 583,572 shares of common stock (valued at approximately $6.6 million or an average of $11.31 per share). In connection with these acquisitions, Kroll-O'Gara entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from fifteen to thirty years. In addition to these 1997 acquisitions, Kroll-O'Gara also exercised its option to acquire the minority interest in its O'Gara Brazilian subsidiary for approximately 69,565 shares of common stock valued at approximately $1.2 million.

     Kroll-O'Gara made one significant acquisition in 1997 which is included above. In February 1997, Labbe, S.A. (Labbe), a company located in France specializing in vehicle armoring systems, was acquired for approximately $14.2 million, consisting of $10.7 million in cash and 376,597 shares of Kroll-O'Gara's common stock valued at approximately $3.5 million or $9.29 per share. For accounting purposes, the acquisition was effective on January 1, 1997 and the results of operations of Labbe are included in the consolidated results of operations of Kroll-O'Gara from that date forward.

     In addition to the mergers with LSAI, Schiff and Securify, Kroll-O'Gara completed nine other acquisitions in 1998, all of which were accounted for as purchase business combinations. Eight of the 1998 purchase acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group and the ninth has been included in the Security Products and Services Group. The aggregate purchase price of these nine acquisitions amounted to approximately $37.1 million and consisted of $19.5 million in cash and 767,416 shares of common stock (valued at approximately $17.6 million or an average of $22.93 per share). The $37.1 million aggregate purchase price for the 1998 acquisitions excludes a potential earnout of $3.25 million applicable to one of the acquired companies, which is payable over three years and is contingent upon the achievement of specified operating income targets. Approximately $1.1 million was earned and accrued at December 31, 1999 pursuant to this earnout agreement. In conjunction with one of the 1998 purchase acquisitions, the shareholders of the acquired entity had the option to put the shares of common stock received for cash of $22.31 per share for a certain defined period. The put option relating to 7,471 shares

                            THE KROLL-O'GARA COMPANY
issued in connection with this acquisition was exercised for $166,668 in cash with the remaining put options expiring unexercised. In addition, in connection with several of these acquisitions, Kroll-O'Gara entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from twelve to twenty-five years.

     Kroll-O'Gara made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed InPhoto Surveillance, Inc. (InPhoto), a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.1 million, consisting of $0.9 million in cash and 352,381 shares of Kroll-O'Gara's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of InPhoto are included in the consolidated results of operations of Kroll-O'Gara from that date forward. The following unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1998 assumes the InPhoto acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                    1997          1998
                                                 ----------    ----------
Sales..........................................   $207,362      $260,928
Income from continuing operations before
  extraordinary item and cumulative effect of
  accounting change............................   $  2,021      $ 13,006
Net income.....................................   $  1,162      $ 11,680
Earnings per share:
  Basic........................................   $   0.08      $   0.59
  Diluted......................................   $   0.07      $   0.58

     In addition to the mergers with BAI and FRI, during 1999 Kroll-O'Gara completed an additional acquisition in 1999 which was accounted for as a purchase business combination. In June, 1999 Kroll-O'Gara completed the acquisition of substantially all of the assets and liabilities of The Buchler Phillips Group (BP). BP provides financial recovery, restructuring, insolvency and turnaround services throughout the United Kingdom and Europe and has been included in the Investigations and Intelligence Group. The purchase price amounted to approximately $20.0 million and consisted of approximately $12.0 million in cash and 366,469 shares of Kroll-O'Gara's common stock (valued at approximately $8.0 million or an average of $21.86 per share). For accounting purposes, the acquisition was effective on April 1, 1999 and the results of operations of BP are included in the consolidated results of operations of Kroll-O'Gara from that date forward. The allocation of purchase price was based on estimates and may be revised at a later date pending the completion of certain appraisals and other analyses. The resulting goodwill from this acquisition is being amortized over twenty-five years.

     In connection with the 1997, 1998 and 1999 purchase acquisitions, the original assets acquired and liabilities assumed were as follows (dollars in thousands):

                                                         OTHER 1997               OTHER 1998       1999
                                              LABBE     ACQUISITIONS   INPHOTO   ACQUISITIONS   ACQUISITION
                                             --------   ------------   -------   ------------   -----------
FAIR VALUE OF ASSETS
  ACQUIRED INCLUDING:
  Cash.....................................  $  3,501     $   125      $   192     $    701      $      4
  Accounts receivable......................     4,689         242        1,743        5,300         1,174
  Inventories..............................     3,392         553           --           --            --
  Unbilled revenue.........................        --          --          269        1,561         5,441
  Other current assets.....................       316          11          450          551           852

                            THE KROLL-O'GARA COMPANY

                                                         OTHER 1997               OTHER 1998       1999
                                              LABBE     ACQUISITIONS   INPHOTO   ACQUISITIONS   ACQUISITION
                                             --------   ------------   -------   ------------   -----------
  Property, plant and equipment............     3,360         298          955        1,243         1,233
  Other non-current assets.................     2,357           4           --          271           319
  Costs in excess of assets acquired and
     other intangible assets...............     7,802       8,268        9,790       28,874        20,835
                                             --------     -------      -------     --------      --------
                                               25,417       9,501       13,399       38,501        29,858
  Less: Cash paid for net assets...........   (10,730)     (2,700)        (854)     (18,689)      (12,018)
  Fair value of debt issued................        --      (2,551)          --           --            --
  Fair value of stock issued...............    (3,431)     (3,178)      (8,228)      (9,381)       (8,012)
                                             --------     -------      -------     --------      --------
                                             $ 11,256     $ 1,072      $ 4,317     $ 10,431      $  9,828
                                             ========     =======      =======     ========      ========
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed and acquisition
     costs.................................  $  9,287     $ 1,053      $ 4,117     $  9,583      $  7,508
  Debt.....................................     1,969          19          200          848         2,320
                                             --------     -------      -------     --------      --------
                                             $ 11,256     $ 1,072      $ 4,317     $ 10,431      $  9,828
                                             ========     =======      =======     ========      ========

(4) DISCONTINUED OPERATION -- VOICE AND DATA COMMUNICATIONS GROUP

     On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group, which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara received an outside expression of interest for this business in April 1999, has made the assets of the segment available for immediate sale and expects to complete the disposal of this segment by May 2000. The results of operations of this Group have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group reflect an allocation of interest expense based on the Group's average net assets. The Group does not warrant any material income tax expense or benefit for the periods presented.

     Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------    -------    -------
Net sales.............................................  $17,437    $17,653    $19,931
Interest expense allocation...........................  $   367    $   288    $   218
Loss from discontinued operations, net................  $  (305)   $(1,325)   $(1,761)

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Current assets..............................................  $12,071    $14,698
Property, plant and equipment, net..........................       68        155
Advances on purchase agreement..............................    1,130         --
Other assets................................................    3,077      2,803
Current liabilities.........................................   (5,234)    (7,560)
                                                              -------    -------
          Net assets of discontinued operations.............  $11,112    $10,096
                                                              =======    =======

     A valuation allowance for the Voice and Data Communication Group's net operating loss carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future.

                            THE KROLL-O'GARA COMPANY

     In February 1997, Kroll-O'Gara completed an acquisition in the Voice and Data Communications Group which was accounted for as a purchase business combination. The purchase price of $3.5 million consisted of approximately $1.6 million in seller-provided financing and 170,234 shares of Kroll-O'Gara's common stock (valued at approximately $1.9 million or $10.88 per share). The resulting goodwill of approximately $3.5 million from this transaction is being amortized over fifteen years.

     One executive in the Voice and Data Communications Group has an employment agreement subject to similar terms as discussed in Note 13(b). If terminated without cause, this commitment would approximate $0.6 million as of December 31, 1999.

     Kroll-O'Gara will continue to monitor the potential for impairment of the net assets of the discontinued Voice and Data Communications Group, if any, and will record impairment reserves as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes no impairment existed at December 31, 1999.

(5) BALANCE SHEET ACCOUNTS

     (a) Trade Accounts Receivable and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts -- The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
United States Military:
  Billed receivables......................................  $ 3,225,664    $ 4,877,570
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................   21,042,185     13,827,929
                                                            -----------    -----------
          Total United States Military....................  $24,267,849    $18,705,499
                                                            ===========    ===========

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Other contracts and receivables:
  Billed receivables......................................  $45,711,380    $54,383,614
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................    5,365,912     10,331,795
                                                            -----------    -----------
          Total other contracts and receivables...........  $51,077,292    $64,715,409
                                                            ===========    ===========
Total trade accounts receivable, net......................  $48,937,044    $59,261,184
                                                            ===========    ===========
Total costs and estimated earnings in excess of billings
  on uncompleted contracts................................  $26,408,097    $24,159,724
                                                            ===========    ===========

     Costs and estimated earnings in excess of billings on uncompleted contracts are net of $107,374,834 and $131,582,751 of progress billings to the United States Military at December 31, 1998 and 1999, respectively.

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

                            THE KROLL-O'GARA COMPANY

     The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                 ADDITIONS
                                    BALANCE      CHARGED TO                    BALANCE
                                   BEGINNING     COSTS AND                      END OF
                                   OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                   ----------    ----------    -----------    ----------
Year ended December 31, 1997.....  $2,470,819    $2,043,814    $(1,521,162)   $2,993,471
Year ended December 31, 1998.....  $2,993,471    $1,242,355    $(1,809,002)   $2,426,824
Year ended December 31, 1999.....  $2,426,824    $3,298,634    $(2,061,672)   $3,663,786

     (b) Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Raw materials.............................................  $ 7,102,009    $14,494,953
Vehicle costs and work-in-process.........................   11,505,053      6,792,705
                                                            -----------    -----------
                                                            $18,607,062    $21,287,658
                                                            ===========    ===========

     The following summarizes activity in valuation reserves for inventory obsolescence:

                                                      ADDITIONS
                                          BALANCE     CHARGED TO                  BALANCE
                                         BEGINNING    COSTS AND                    END OF
                                         OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
                                         ---------    ----------    ----------    --------
Year ended December 31, 1997...........  $252,114      $112,000      $(23,782)    $340,332
Year ended December 31, 1998...........  $340,332      $  9,668      $     --     $350,000
Year ended December 31, 1999...........  $350,000      $116,752      $     --     $466,752

     (c) Other Assets -- Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:

                                                     USEFUL           DECEMBER 31,
                                                      LIFE      ------------------------
DESCRIPTION                                          (YEARS)       1998          1999
-----------                                          -------    ----------    ----------
Preoperating and start-up costs....................   --        $1,185,574    $       --
Security deposits..................................   --         1,003,666       971,405
Pending acquisition costs..........................   --           573,035            --
Long-term receivable...............................   --           380,000     1,112,681
Non-refundable deposit on an equipment lease with a
  related party....................................    5           537,784       537,784
Deferred financing fees............................  7-30          906,667       920,492
Investment in unconsolidated subsidiary............   --                --       520,695
Other long-term assets.............................   --           504,899       619,290
                                                                ----------    ----------
                                                                 5,091,625     4,682,347
Less -- accumulated amortization...................               (209,209)     (412,992)
                                                                ----------    ----------
                                                                $4,882,416    $4,269,355
                                                                ==========    ==========

     Preoperating and start-up costs in 1998 included costs applicable to bids in process which were deferred when management believed it was probable that future contracts would be obtained. These costs were transferred to contract costs when contracts were awarded or were expensed when the contract award was no longer considered probable. Preopening and start-up costs also included certain costs incurred in connection

                            THE KROLL-O'GARA COMPANY
with establishing operations in new locations. In accordance with SOP 98-5, all such costs were expensed in the first quarter of fiscal 1999 (see Note 2(r)).

     (d) Accrued Liabilities -- Accrued liabilities consist of the following at December 31, 1998 and 1999:

                                                                   DECEMBER 31,
                                                            --------------------------
DESCRIPTION                                                    1998           1999
-----------                                                 -----------    -----------
Payroll and related benefits..............................  $ 9,860,811    $11,019,288
Accrued professional fees.................................    3,993,486      2,113,264
Property, sales and other taxes payable...................    2,160,417      2,636,732
Accrued hedge contract settlement.........................      710,760             --
Accrued medical costs.....................................      483,038        645,132
Accrued interest..........................................      460,923        497,576
Accrued warranty reserve..................................      451,773        442,597
Accrued payments to former owners of acquired
  businesses..............................................      515,538      2,868,569
Accrued restructuring costs...............................           --        664,900
Other accruals............................................    2,113,727      5,302,934
                                                            -----------    -----------
                                                            $20,750,473    $26,190,992
                                                            ===========    ===========

     (e) Restructuring of Operations -- In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. The total non-recurring pre-tax restructuring charge recorded pursuant to the Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the Plan through December 31, 1999 were $3.1 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge, including accrued balances as of December 31, 1999, are as follows:

DESCRIPTION                                                    EXPENSE       ACCRUAL
-----------                                                   ----------    ----------
Severance and related costs.................................  $3,116,303    $  540,667
Writedown of property, plant and equipment..................     150,166            --
Lease termination costs.....................................   1,064,270       686,301
Other.......................................................      32,827            --
                                                              ----------    ----------
                                                              $4,363,566     1,226,968
                                                              ==========
Less -- Current portion.....................................                  (664,900)
                                                                            ----------
                                                                            $  562,068
                                                                            ==========

(6) INCOME TAXES

     Kroll-O'Gara accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

                            THE KROLL-O'GARA COMPANY

     Kroll-O'Gara's provision (benefit) for income taxes on income (loss) from continuing operations for all periods is summarized as follows:

                                                  1997           1998          1999
                                               -----------    ----------    -----------
Currently payable:
  Federal....................................  $ 2,800,720    $5,530,085    $ 1,887,333
  State and local............................      576,837       965,158        333,059
  Foreign....................................    1,364,873     1,834,143      2,235,172
                                               -----------    ----------    -----------
                                                 4,742,430     8,329,386      4,455,564
                                               -----------    ----------    -----------
Deferred:
  Federal....................................   (1,213,147)     (847,018)    (1,352,885)
  State and local............................     (224,290)     (129,437)      (238,745)
  Foreign....................................           --            --       (434,524)
                                               -----------    ----------    -----------
                                                (1,437,437)     (976,455)    (2,026,154)
                                               -----------    ----------    -----------
                                               $ 3,304,993    $7,352,931    $ 2,429,410
                                               ===========    ==========    ===========

     A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

                                         1997                  1998                  1999
                                  ------------------    ------------------    -------------------
                                    AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                  ----------    ----    ----------    ----    ----------    -----
Provision for income taxes at
  the federal statutory rate....  $1,657,185    34.0%   $7,039,777    34.4%   $1,035,866     34.0%
State and local income taxes,
  net of federal benefit........     295,119     6.1       637,004     3.1        47,750      1.6
Nondeductible expenses..........   1,357,517    27.9       197,446     1.0     1,747,864     57.4
Change in valuation allowance...    (319,283)   (6.6)     (194,744)   (1.0)     (928,095)   (30.5)
Effect of foreign (income)
  loss..........................     577,743    11.8       (47,924)   (0.2)      737,777     24.2
Other...........................    (263,288)   (5.4)     (278,628)   (1.4)     (211,752)    (7.0)
                                  ----------    ----    ----------    ----    ----------    -----
  Provision for income taxes....  $3,304,993    67.8%   $7,352,931    35.9%   $2,429,410     79.7%
                                  ==========    ====    ==========    ====    ==========    =====

                            THE KROLL-O'GARA COMPANY

     The components of Kroll-O'Gara's consolidated deferred income tax assets and liabilities as of December 31 are summarized below:

                                                               1998           1999
                                                            -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts.........................  $   432,027    $ 1,051,436
  Depreciation and amortization...........................      244,693        320,653
  Net operating loss carryforwards........................    3,580,761      3,312,439
  Payroll and other benefits..............................    1,721,081      1,452,718
  Restructuring...........................................           --        658,246
  Other accruals..........................................      707,708        961,809
  Acquisition costs.......................................    1,697,885      1,694,866
  Other...................................................      512,382        779,765
                                                            -----------    -----------
                                                              8,896,537     10,231,932
  Valuation allowance.....................................   (3,109,974)    (2,649,047)
                                                            -----------    -----------
          Net deferred tax assets.........................    5,786,563      7,582,885
                                                            -----------    -----------
Deferred tax liabilities:
  Nonaccrual service fee receivable.......................     (156,804)      (181,579)
  Deferred revenue........................................   (3,540,825)    (4,220,953)
  Database capitalization.................................   (2,951,351)    (3,107,610)
  Customer lists, net of amortization.....................     (310,667)      (121,399)
  Percentage of completion on foreign subsidiaries........     (381,917)      (201,148)
  Foreign leasing transactions............................     (125,827)      (147,146)
  Other...................................................     (726,110)      (600,034)
                                                            -----------    -----------
                                                             (8,193,501)    (8,579,869)
                                                            -----------    -----------
          Net deferred tax liability......................  $(2,406,938)   $  (996,984)
                                                            ===========    ===========

     Kroll-O'Gara has certain foreign and domestic net operating loss carryforwards, which approximated $3.6 million and $3.3 million at December 31, 1998 and 1999, respectively. The foreign net operating loss carryforwards relate primarily to the United Kingdom, Mexico and the Philippines. The carryforwards expire beginning in 2001. A valuation allowance for the majority of all existing foreign carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.

(7) RELATED PARTY TRANSACTIONS

     (a) Summary of Related Party Transactions -- The following summarizes transactions with related parties:

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1998         1999
                                                             ----------   ----------   ----------
Sales
  to Shareholder...........................................  $6,412,244   $4,877,478   $4,779,449
  to affiliated entities...................................   1,294,800      821,400       70,595
Purchases
  from Shareholder.........................................     814,154      474,800      361,320
  from affiliated entities.................................     447,525    1,406,210      296,100

                            THE KROLL-O'GARA COMPANY

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1998         1999
                                                             ----------   ----------   ----------
Lease expense to affiliated entities.......................     856,300      916,600      792,979
Legal services expense provided by former Director.........     170,000      190,000           --
Non-interest bearing advances to shareholders..............     525,996      568,213      581,779
Air charter fees included in costs of the offering or
  merger costs.............................................     576,000      566,000           --
Interest on shareholder notes payable......................      78,950        1,100           --
Forgiveness of note payable to affiliated
  entity/shareholder.......................................   1,053,735           --           --
Non-interest bearing advances to affiliates................     282,346      615,851      282,346
Trade accounts receivable due from shareholder.............     897,361    1,290,558    1,231,685

     (b) Notes Payable-Shareholders -- BAI had certain notes payable to shareholders. Interest expense associated with these obligations approximated $78,950 and $1,100 in 1997 and 1998, respectively. In June 1997, approximately $1,053,735 of the principal and accrued interest payable by BAI to certain shareholders was canceled in part consideration for the issuance of stock. The remaining outstanding balance of $152,000 was paid in full during 1998.

     (c) Sales-Shareholder -- During 1997, 1998 and 1999, Kroll-O'Gara rendered services to American International Group, Inc. and its subsidiaries (AIG) which is also a shareholder of Kroll-O'Gara. Total revenue recognized for the years ended December 31, 1997, 1998 and 1999 was $6,412,244, $4,877,478 and
$4,779,449, respectively. Additionally, AIG provides certain services to Kroll-O'Gara which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $814,154, $474,800 and $361,320 for the years ended December 31, 1997, 1998 and 1999, respectively. The year-end accounts receivable balance for AIG was approximately $1,290,558 and $1,231,685 at December 31, 1998 and 1999, respectively.

     (d) Building and Equipment Leases -- Affiliated Entities -- Effective June 1, 1998, Kroll-O'Gara reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum provide Kroll-O'Gara with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $234,000, $292,000 and $82,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Kroll-O'Gara also paid this affiliated entity $576,000 in fiscal 1997 for usage of the aircraft to consummate the merger with Kroll and included such amount in merger-related costs. Kroll-O'Gara paid $296,000 in 1998 for usage of the aircraft during the roadshow for a stock offering and included such amount in stock issuance costs. Kroll-O'Gara also paid $270,000 in fiscal 1998 for usage of the aircraft to consummate the merger with Securify and included such amount in merger-related costs. Management is of the opinion that the hourly rate paid by Kroll-O'Gara was equivalent to the rate charged by the affiliated entity to other unrelated companies for similar services and it was favorably comparable to rates charged by another unrelated charter service for similar aircraft. As of December 31, 1998 and 1999, Kroll-O'Gara had approximately $484,371 and $402,801, respectively in unamortized lease deposits with this affiliated entity.

     Kroll-O'Gara is also currently leasing various equipment, a manufacturing facility, and office space from several affiliated entities under various three year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $622,000, $625,000 and $711,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(8) REVOLVING LINES OF CREDIT

     On June 25, 1999, Kroll-O'Gara amended its credit agreement to provide for a revolving line of credit of $25.0 million that matures on May 31, 2001. Additionally, the existing credit facility provides for a letter of

                            THE KROLL-O'GARA COMPANY
credit facility of approximately $7.6 million which matures on May 31, 2000. Advances under the revolving credit facility bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Average borrowings under the revolving line of credit and its predecessors were $4,568,994, $1,659,131 and $10,838,273 during 1997, 1998 and 1999, respectively, at approximate weighted average interest rates of 8.46%, 7.96% and 7.02%, respectively. The maximum borrowings outstanding during 1997, 1998, and 1999 were $11,600,000, $7,735,029 and $22,822,706, respectively. Borrowings under this line of credit were approximately $22.8 million at December 31, 1999. There were no outstanding borrowings pursuant to line of credit agreements at December 31, 1998.

     This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with certain of these covenants as of December 31, 1999. All such events of non-compliance were subsequently waived or amended by the lender. Had the lender not provided a waiver or amendment, all amounts outstanding under the credit agreement would have been subject to acceleration by the lender.

     Effective June 3, 1999, with the acquisition of BP, Kroll-O'Gara acquired a demand note with maximum borrowings of L2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Average borrowings during 1999 under the demand note were $2,836,905, as translated, at an approximate weighted average interest rate of 6.71%. The maximum borrowings outstanding during 1999 were $3,675,097, as translated. Maximum borrowings permitted and borrowings outstanding pursuant to this demand note were approximately $4.0 million and $3.4 million, respectively, as translated at December 31, 1999.

     Kroll-O'Gara also has borrowings of approximately $0.4 million outstanding as of December 31, 1999, pursuant to various overdraft facilities of certain subsidiaries.

     In connection with a refinancing in 1997, Kroll-O'Gara fully amortized the remaining deferred financing costs from a previous agreement, resulting in an extraordinary charge to Kroll-O'Gara's net income of $193,875, after income tax benefits of $129,250, or $0.01 per diluted share.

(9) LONG-TERM DEBT

     The components of long-term debt are as follows at:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Senior unsecured notes payable to various institutions,
  interest at 8.56% (9.56% prior to May 1998) payable
  semi-annually, principal payable at maturity in May
  2004, subject to prepayment penalties...................  $35,000,000    $35,000,000
Economic Development Revenue Bonds, variable interest rate
  approximating 85% of the bond equivalent yield of 13
  week U.S. Treasury bills (not to exceed 12%), which
  approximated 5.17% at December 31, 1999, payable in
  scheduled installments through September 2016, subject
  to optional tender by the bondholders and a
  corresponding remarketing agreement, secured by certain
  property, plant and equipment and a bank letter of
  credit (Note 13)........................................    1,357,224      1,275,974
Notes payable to former shareholders of acquired
  companies, interest at fixed rates ranging from 6% to
  10%, payable in scheduled installments through February
  2000, certain notes secured by acquired assets..........    2,526,361      1,994,414

                            THE KROLL-O'GARA COMPANY

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Notes payable to banks, variable interest rate at prime
  plus 1.5%, fixed rates ranging from 6.39% to 20.66%,
  payable in scheduled installments through December 2010
  with certain instruments subject to prepayment
  penalties, collateralized by certain real and personal
  property................................................    1,001,204        452,806
Other notes payable, interest at 7% to 10.9%, payable in
  scheduled installments through September 2007, certain
  notes secured by various equipment......................    1,462,065      1,278,196
                                                            -----------    -----------
                                                             41,346,854     40,001,390
Less -- current portion...................................   (2,000,299)    (3,737,227)
                                                            -----------    -----------
                                                            $39,346,555    $36,264,163
                                                            ===========    ===========

     Kroll-O'Gara's $35.0 million of senior unsecured notes payable also contains financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio.

     Scheduled maturities of long-term debt at December 31, 1999 are as follows:

2000....................................................  $ 3,737,227
2001....................................................      430,759
2002....................................................      255,031
2003....................................................      203,775
2004....................................................   35,209,848
Thereafter..............................................      464,750
                                                          -----------
                                                          $40,001,390
                                                          ===========

(10) OPERATING LEASES

     Kroll-O'Gara leases office space and certain equipment and supplies under agreements with terms from one to fifteen years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 1999:

2000....................................................  $ 9,228,655
2001....................................................    8,595,380
2002....................................................    6,029,952
2003....................................................    5,191,308
2004....................................................    4,057,019
Thereafter..............................................   13,434,484
                                                          -----------
                                                          $46,536,798
                                                          ===========

     Rental expense charged against current operations amounted to approximately $4,294,000, $6,640,000 and $10,182,000, for the years ended December 31, 1997,
1998 and 1999, respectively.

                            THE KROLL-O'GARA COMPANY

(11) DEFINED CONTRIBUTION AND BONUS PLANS

     As of December 31, 1999, Kroll-O'Gara had the following employee benefit plans in place:

     (a) Defined Contribution Plans -- Kroll-O'Gara and its subsidiaries have established various profit sharing/401(k) plans covering substantially all of Kroll-O'Gara's employees. Contributions to the plans are discretionary and are determined annually by Kroll-O'Gara's Board of Directors. Certain plans also offer a matching contribution whereby Kroll-O'Gara will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $1,211,140, $797,003 and $1,189,841, for the years ended December 31, 1997, 1998 and 1999, respectively.

     (b) Profit and Revenue Sharing Plans -- Kroll-O'Gara and its subsidiaries have established various profit and revenue sharing plans covering substantially all of Kroll-O'Gara's employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. Kroll-O'Gara may amend, modify or terminate these plans at any time.

     Kroll-O'Gara expensed approximately $516,000, $476,000 and $1,235,000 associated with the profit and revenue sharing plans in 1997, 1998 and 1999, respectively.

(12) EQUITY ARRANGEMENTS

     (a) Stock Option Plans -- In 1996, Kroll-O'Gara adopted a stock option plan (the 1996 Plan) for employees, non-employee directors and consultants. Kroll-O'Gara may grant options for up to 1,757,000 shares under the 1996 Plan. Options for 482,050, 360,000 and 647,195 shares were granted during 1997, 1998 and 1999, respectively. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. Additionally, effective with the mergers with Kroll, LSAI, Securify and BAI each outstanding stock option was converted at the respective exchange factor into options to purchase Kroll-O'Gara common stock. After conversion, total stock options granted under the previously existing Kroll, LSAI, Securify and BAI stock option plans in 1997 and 1998 were 174,887 and 248,497, respectively. No options were granted under previously existing stock option plans in 1999.

     In connection with stock options granted by Securify during the year ended December 31, 1998, Kroll-O'Gara recorded deferred compensation of $1,192,096, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable options. Approximately $78,000 and $298,000 was expensed in 1998 and 1999, respectively, and the balance will be expensed ratably over the next three years as the options vest.

     (b) Restricted Stock Plan -- Effective June 14, 1993, Kroll replaced a previously existing long-term incentive plan with a restricted stock plan. The restricted stock plan provided for cliff vesting after a five-year period from the date the stock was awarded. Under the provisions of the plan, a participant had the ability to put the stock back to Kroll and receive cash for the then fair value of the stock. In addition, the plan included a provision which resulted in accelerated vesting of all shares in the event of a change in control of Kroll. Kroll-O'Gara has accounted for this plan as a fixed plan and, accordingly, compensation expense was based on the fair market value as determined by independent appraisal at the date of grant.

     Kroll also entered into other agreements with certain of its senior executives which provided additional grants. As a result of the Kroll merger in December 1997, all remaining shares associated with the restricted stock plan vested and all restrictions lapsed on the merger date. In connection with this accelerated vesting Kroll-O'Gara recognized compensation expense of approximately $800,000 in 1997, which is included with merger related costs in the accompanying consolidated statement of operations. In addition to the regular tax

                            THE KROLL-O'GARA COMPANY
benefits based on compensation expense recognized, Kroll-O'Gara also realized a tax benefit for the fair market value of all restricted shares which became fully vested in 1997. This benefit of approximately $2.2 million has been recognized as an increase to additional paid in capital in the accompanying consolidated statement of shareholders' equity. This balance represents the spread between cumulative compensation expense recognized by Kroll-O'Gara for accounting purposes and the cumulative compensation expense recognized for tax purposes based on the fair market value of the shares. No shares were outstanding under the plan as of December 31, 1997 and effective January 2, 1998, further issuances under the plan were ceased by a board resolution.

     Effective August 12, 1998, Kroll-O'Gara adopted a stock incentive plan (the 1998 Stock Incentive Plan) for employees. Kroll-O'Gara may grant up to 500,000 shares under the 1998 Stock Incentive Plan. There were no shares granted under the plan during 1998, however, during fiscal 1999, 47,500 shares were granted under the plan. In connection with the shares granted under the Stock Incentive Plan in 1999, Kroll-O'Gara recorded deferred compensation of $1,571,661, representing the difference between the fair market value of Kroll-O'Gara common stock on the date of grant and the purchase price of the shares. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable grants. Approximately $758,000 was expensed in 1999 and the balance will be expensed ratably over the next two years as the grants vest.

     (c) Purchase and Retirement of Common Stock -- In accordance with Kroll's historical bylaws, restricted stock and stock option agreements, Kroll acquired 259,036 shares (representing shares and shares under options) of a former director for approximately $2.7 million upon his leaving the employment of Kroll in January 1997.

     (d) Common Stock Warrants -- In connection with LSAI's initial public offering on October 11, 1994, LSAI issued 660,000 warrants. No warrants had been exercised at December 31, 1996. Until April 15, 1997, each warrant could be exercised to purchase .4204 shares of common stock for $16.65 per share. After April 15, 1997, each warrant could be exercised to purchase .4204 shares of common stock for $9.51 per share. On September 3, 1997, LSAI gave notice to the holders of these warrants of LSAI's election to redeem the outstanding warrants at $0.01 each on October 14, 1997, unless extended, at the sole discretion of LSAI, to a date not later than November 7, 1997 (the "Warrant Redemption"). As a result, 658,290 of the warrants were exercised in September and October 1997, and the remaining 1,710 warrants were redeemed.

     As a portion of the public offering underwriting compensation, LSAI also issued warrants to purchase 66,000 units at $7.32 per unit, consisting of .4204 shares of common stock of Kroll-O'Gara and one warrant for .4204 additional shares of common stock of Kroll-O'Gara, exercisable during a four-year period commencing on October 11, 1995 (the "Underwriter Warrants"). The warrants included within each unit were exercisable under the same terms as the warrants issued in connection with the public offering as described above. As a result of the Warrant Redemption, 62,000 of these warrants were exercised for $0.12 per warrant plus $9.51 per share in September and October 1997, and the remaining 4,000 warrants were redeemed. After the Warrant Redemption, the holders of the Underwriter Warrants continue to have the right to exercise the Underwriter Warrants with respect to the .4204 shares of common stock of Kroll-O'Gara comprising the unit for $7.20. In November 1997, 30,000 of the Underwriter Warrants were exercised with respect to the .4204 shares of common stock of Kroll-O'Gara comprising the unit for $7.20. The remaining 36,000 of the Underwriter Warrants with respect to the .4204 shares of common stock had not been exercised and were outstanding at December 31, 1997. The proceeds from the exercise of all warrants during 1997 are included in net proceeds from exercise of stock options and warrants in the accompanying consolidated statement of cash flows and approximated $2.7 million, net of commissions and other offering expenses.

     In connection with the Warrant Redemption, LSAI issued warrants to purchase 30,281 shares of common stock of Kroll-O'Gara to various investment bankers as a portion of their compensation for serving as managers of the Warrant Redemption and certain other services. These warrants have an exercise price per

                            THE KROLL-O'GARA COMPANY
share of $10.47 and expire on October 14, 2000. Both the number of shares and the exercise price per share are subject to adjustment under certain circumstances. The value of these warrants, recognized as compensation paid to the investment bankers for services provided, was treated as a reduction in the recognized net proceeds to LSAI from the Warrant Redemption. The value of the outstanding warrants is included in paid in capital in excess of par and entirely offsets the recognized compensatory value of the warrants, resulting in no net effect on shareholders' equity.

     As of December 31, 1999, 8,775 warrants granted by LSAI were still outstanding.

     As of December 31, 1999, BAI had outstanding warrants to purchase 135 shares of common stock at $13.01 per share and 1,076 shares of common stock at $4.65 per share. These warrants were issued in June and July of 1996 to certain consultants and other non-employees of BAI with exercise prices equal to or greater than the then fair value of BAI's common stock on those dates. Additionally, as of December 31, 1999, BAI also had outstanding warrants to purchase 807 shares of common stock at $19.52 per share which were issued in January of 1998.

     As of December 31, 1999, Kroll-O'Gara had a total of 10,793 warrants still outstanding.

     (e) Stock Based Compensation Disclosure -- SFAS 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost for these plans been determined consistent with SFAS 123, Kroll-O'Gara's net income (loss) and diluted earnings (loss) per share for the years ended December 31, 1997, 1998 and 1999 would have been as follows:

                                                  1997          1998           1999
                                                ---------    -----------    -----------
Net income (loss):
  As reported.................................  $ 709,999    $11,786,065    $(1,921,819)
  Pro forma...................................  $(403,461)   $ 9,315,427    $(4,844,407)
Diluted earnings (loss) per share:
  As reported.................................  $     .05    $       .59    $      (.09)
  Pro forma...................................  $    (.03)   $       .47    $      (.22)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:

                                                     YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------
                                             1997             1998              1999
                                         ------------    ---------------    -------------
Dividend yield.........................       --               --                --
Expected volatility....................   0% - 40.5%       40% - 41.4%          41.4%
Risk-free interest rate................  5.8% - 6.76%      4.2% - 5.7%      5.29% - 5.44%
Expected lives.........................    5 - 7.5       1.5 - 7.5 years      7.5 years
                                            years

     Option grants by Kroll-O'Gara during 1997 had a weighted-average exercise price of $14.56, a weighted-average fair value of $7.28 and contractual lives, on a weighted-average basis, of 9.4 years. The 608,497 options granted by Kroll-O'Gara during 1998 had a weighted-average exercise price of $12.78, a weighted-average fair value of $9.35 and contractual lives, on a weighted-average basis, of 9.4 years. The 647,195 options granted by Kroll-O'Gara during 1999 had a weighted-average exercise price of $27.31, a weighted-average fair value of $15.49 and contractual lives, on a weighted-average basis, of 9.2 years.

                            THE KROLL-O'GARA COMPANY

     A summary of the status of Kroll-O'Gara's stock option plans at December 31, 1997, 1998 and 1999, and the change during the years then ended is presented in the table below:

                                              1997                   1998                   1999
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year......    812,749    $ 6.68    1,371,808    $10.11    1,459,990    $11.54
  Granted...........................    656,937     14.56      608,497     12.78      647,195     27.31
  Exercised.........................     (6,745)     8.50     (477,894)     8.52     (194,371)     9.11
  Forfeited/Expired/Cancelled.......    (91,133)    11.74      (42,421)    17.05      (82,775)    23.06
                                      ---------    ------    ---------    ------    ---------    ------
Outstanding, end of year............  1,371,808    $10.11    1,459,990    $11.54    1,830,039    $17.06
                                      =========    ======    =========    ======    =========    ======
  Exercisable, end of year..........    761,825    $ 6.52      855,122    $ 8.31      983,510    $10.53
                                      =========    ======    =========    ======    =========    ======

     Of the options outstanding at December 31, 1999, 274,173 options are exercisable at prices per share ranging from $0.52 to $2.79 per share, 673,898 options are exercisable at prices per share ranging from $4.65 to $18.59 per share and 881,968 options are exercisable at prices per share ranging from $20.22 to $34.88 per share.

(13) COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit -- Under the terms of the Economic Development Revenue Bonds Agreement, Kroll-O'Gara is required to maintain a letter of credit supporting the debt. As of December 31, 1999, Kroll-O'Gara's lender was committed to providing this letter of credit through May 31, 2000. As of December 31, 1999, Kroll-O'Gara had an outstanding letter of credit in the amount of $1,437,625.

     At December 31, 1999, Kroll-O'Gara had standby and purchase letters of credit, issued by Kroll-O'Gara's lender, in the aggregate amount of $1,678,241.

     (b) Employment Agreements -- Kroll-O'Gara has employment agreements with its executive officers and management level personnel with annual compensation ranging in value from $55,000 to $486,000, over varying periods extending to April 2005. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also contain certain non-competition clauses and generally provide for one year's salary if the agreement is not renewed.

     As of December 31, 1999, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $22.3 million.

     (c) Legal Matters -- Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed mergers between Kroll-O'Gara and Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone). Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by negotiating an inadequate acquisition price and by failing to engage in arms-length negotiations. The plaintiffs seek class certification. The plaintiffs seek damages and attorneys' fees in an unspecified amount, as well as an injunction to prevent the mergers or, to the extent the mergers have been completed, rescission of the mergers. The defendants believe that the allegations in the complaint are wholly meritless and are, in any event, now moot in view of the termination of the proposed acquisition. Defendants will seek the dismissal of the lawsuits.

                            THE KROLL-O'GARA COMPANY

     Kroll-O'Gara has learned that an individual has filed a qui tam suit, which is under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. sec. 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendors' alleged failure to have certified welders. Kroll-O'Gara strongly disputes the Government's contention against it and will vigorously contest the Government's clams.

     In addition to the matters discussed above, Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any such additional currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its financial position, results of operations or its cash flows.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of significant current assets, current liabilities and long-term debt approximate their respective historical carrying amounts.

     Kroll-O'Gara has entered into nine foreign currency exchange contracts to effectively hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries which are denominated in foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount which it will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. As of December 31, 1999, the total notional amount of the contracts, which mature between January 2000 and July 2001, was $18.1 million. Kroll-O'Gara's cumulative foreign currency translation adjustment component of shareholders' equity was decreased by $0.7 million in 1998 and increased by $1.9 million in 1999 as a result of these agreements.

     Kroll-O'Gara has estimated the fair value of the foreign exchange contracts based on information obtained from the counterparty of the amount Kroll-O'Gara would receive at December 31, 1999 in order to terminate the agreements. As of December 31, 1999, Kroll-O'Gara would have received approximately $1.1 million upon cancellation of all contracts.

(15) CUSTOMER AND SEGMENT DATA

     (a) Segment Data -- During 1997, Kroll-O'Gara operated in two business segments, the Security Products and Services Group and the Investigations and Intelligence Group. In 1998, Kroll-O'Gara created the Information Security Group in connection with the merger with Securify.

                            THE KROLL-O'GARA COMPANY

     The following summarizes information about Kroll-O'Gara's business segments:

                                        SECURITY       INVESTIGATIONS
                                        PRODUCTS            AND           INFORMATION
                                      AND SERVICES      INTELLIGENCE       SECURITY
                                         GROUP             GROUP             GROUP       OTHER     CONSOLIDATED
                                      ------------   ------------------   -----------   --------   ------------
                                                               (DOLLARS IN THOUSANDS)
1997
Net sales to unaffiliated
  customers.........................    $105,557          $ 87,329          $    --     $     --     $192,886
                                        ========          ========          =======     ========     ========
Gross profit........................    $ 30,006          $ 33,979          $    --     $     --     $ 63,985
                                        ========          ========          =======     ========     ========
Operating income....................    $  8,238          $  1,775          $    --     $     --     $ 10,013
                                        ========          ========          =======     ========     ========
Identifiable assets at year-end.....    $ 74,283          $ 58,670          $    --     $     --     $132,953
                                        ========          ========          =======     ========
Corporate assets....................                                                                    5,386
Net assets of discontinued
  operation.........................                                                                   10,732
                                                                                                     --------
Total assets at year-end............                                                                 $149,071
                                                                                                     ========
1998
Net sales to unaffiliated
  customers.........................    $136,844          $117,583          $   116     $     --     $254,543
                                        ========          ========          =======     ========     ========
Gross profit (loss).................    $ 39,345          $ 51,627          $  (395)    $   (325)    $ 90,252
                                        ========          ========          =======     ========     ========
Operating income (loss).............    $ 22,822          $ 11,748          $(2,194)    $ (9,145)    $ 23,231
                                        ========          ========          =======     ========     ========
Identifiable assets at year-end.....    $102,294          $108,303          $ 4,288     $     --     $214,885
                                        ========          ========          =======     ========
Corporate assets....................                                                                   22,371
Net assets of discontinued
  operation.........................                                                                   11,112
                                                                                                     --------
Total assets at year-end............                                                                 $248,368
                                                                                                     ========
1999
Net sales to unaffiliated
  customers.........................    $120,824          $176,837          $ 4,345     $     --     $302,006
                                        ========          ========          =======     ========     ========
Gross profit........................    $ 35,004          $ 78,762          $ 2,300     $     --     $116,066
                                        ========          ========          =======     ========     ========
Operating income (loss).............    $ 12,786          $ 13,167          $(1,764)    $(16,502)    $  7,687
                                        ========          ========          =======     ========     ========
Identifiable assets at year-end.....    $107,786          $155,534          $ 3,359     $     --     $266,679
                                        ========          ========          =======     ========
Corporate assets....................                                                                   14,923
Net assets of discontinued
  operation.........................                                                                   10,096
                                                                                                     --------
Total assets at year-end............                                                                 $291,698
                                                                                                     ========

     Total net sales by segment includes sales to unaffiliated customers. Intersegment sales are nominal. Operating income (loss) is total net sales less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses and income taxes. The Other column includes Kroll-

                            THE KROLL-O'GARA COMPANY

O'Gara's corporate headquarters costs. Depreciation expense and capital expenditures for each of Kroll-O'Gara's business segments for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                           SECURITY
                                           PRODUCTS      INVESTIGATIONS    INFORMATION
                                         AND SERVICES   AND INTELLIGENCE    SECURITY
                                            GROUP            GROUP            GROUP      OTHER    CONSOLIDATED
                                         ------------   ----------------   -----------   ------   ------------
                                                                (DOLLARS IN THOUSANDS)
1997
Depreciation expense...................     $1,427           $1,373          $   --      $   --     $ 2,800
                                            ======           ======          ======      ======     =======
Capital expenditures...................     $3,149           $3,263          $   --      $   --     $ 6,412
                                            ======           ======          ======      ======     =======
1998
Depreciation expense...................     $1,282           $1,760          $   24      $   13     $ 3,079
                                            ======           ======          ======      ======     =======
Capital expenditures...................     $3,427           $3,001          $  186      $  647     $ 7,261
                                            ======           ======          ======      ======     =======
1999
Depreciation expense...................     $2,188           $3,400          $   93      $  400     $ 6,081
                                            ======           ======          ======      ======     =======
Capital expenditures...................     $5,969           $9,687          $1,673      $1,752     $19,081
                                            ======           ======          ======      ======     =======

     Identifiable assets by segment are those assets that are used in Kroll-O'Gara's operations in each segment. Corporate assets are principally cash, marketable securities, computer software, certain intangible assets and certain prepaid expenses.

     The following summarizes information about Kroll-O'Gara's different geographic areas:

                                              UNITED               OTHER
                                              STATES    FRANCE    FOREIGN    ELIMINATIONS   CONSOLIDATED
                                             --------   -------   --------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
1997
Net sales to unaffiliated customers........  $139,023   $24,004   $ 29,859     $     --       $192,886
Intercompany...............................     7,413       208      4,170      (11,791)            --
                                             --------   -------   --------     --------       --------
          Total net sales..................  $146,436   $24,212   $ 34,029     $(11,791)      $192,886
                                             ========   =======   ========     ========       ========
Operating income...........................  $  5,144   $ 1,382   $  3,487     $     --       $ 10,013
                                             ========   =======   ========     ========       ========
Identifiable assets........................  $ 91,325   $23,706   $ 17,922     $     --       $132,953
                                             ========   =======   ========     ========
Corporate assets...........................                                                      5,386
Net assets of discontinued operation.......                                                     10,732
                                                                                              --------
          Total assets at year-end.........                                                   $149,071
                                                                                              ========

                            THE KROLL-O'GARA COMPANY

                                              UNITED               OTHER
                                              STATES    FRANCE    FOREIGN    ELIMINATIONS   CONSOLIDATED
                                             --------   -------   --------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
1998
Net sales to unaffiliated customers........  $165,062   $28,458   $ 61,023     $     --       $254,543
Intercompany...............................     2,960       199      3,318       (6,477)            --
                                             --------   -------   --------     --------       --------
          Total net sales..................  $168,022   $28,657   $ 64,341     $ (6,477)      $254,543
                                             ========   =======   ========     ========       ========
Operating income...........................  $ 11,054   $ 2,251   $  9,926     $     --       $ 23,231
                                             ========   =======   ========     ========       ========
Identifiable assets........................  $139,759   $29,047   $ 46,079     $     --       $214,885
                                             ========   =======   ========     ========
Corporate assets...........................                                                     22,371
Net assets of discontinued operation.......                                                     11,112
                                                                                              --------
          Total assets at year-end.........                                                   $248,368
                                                                                              ========
1999
Net sales to unaffiliated customers........  $176,910   $27,483   $ 97,613     $     --       $302,006
Intercompany...............................     5,137     1,858      5,746      (12,741)            --
                                             --------   -------   --------     --------       --------
          Total net sales..................  $182,047   $29,341   $103,359     $(12,741)      $302,006
                                             ========   =======   ========     ========       ========
Operating income (loss)....................  $ (4,331)  $ 2,245   $  9,773     $     --       $  7,687
                                             ========   =======   ========     ========       ========
Identifiable assets........................  $156,919   $26,784   $ 82,976     $     --       $266,679
                                             ========   =======   ========     ========
Corporate assets...........................                                                     14,923
Net assets of discontinued operation.......                                                     10,096
                                                                                              --------
          Total assets at year-end.........                                                   $291,698
                                                                                              ========

     Kroll-O'Gara accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

     The following summarizes Kroll-O'Gara's sales in the United States and foreign locations:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Sales to unaffiliated customers:
  U.S. Government..................................  $ 43,719    $ 62,149    $ 54,953
  Other United States..............................    78,069      97,204     119,019
  Middle East......................................     5,887       5,958       1,640
  Europe...........................................    26,584      35,274      58,018
  Asia.............................................    10,697      15,467      22,763
  Central & South America..........................    20,123      25,850      33,428
  Other Foreign....................................     7,807      12,641      12,185
                                                     --------    --------    --------
                                                     $192,886    $254,543    $302,006
                                                     ========    ========    ========

     Export sales by Kroll-O'Gara's domestic operations were approximately 16%, 18% and 3% of net sales for the years ended December 31, 1997, 1998 and 1999, respectively.

     Kroll-O'Gara is subject to audit and investigation by various agencies which oversee contract performance in connection with Kroll-O'Gara's contracts with the U.S. Government. Additionally, Kroll-

                            THE KROLL-O'GARA COMPANY

O'Gara's laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements. In addition, contracts with the U.S. Government may contain cost or performance incentives or both based on stated targets or other criteria. Cost or performance incentives are recorded at the time there is sufficient information to relate actual performance to targets or other criteria.

     Kroll-O'Gara has foreign operations and assets in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Japan, Mexico, Russia, Singapore, South Africa, Switzerland, the Philippines and the United Kingdom. In addition, Kroll-O'Gara sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, Kroll-O'Gara is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

     (b) Major Customers -- During the years ended December 31, 1997, 1998 and 1999 sales in the Security Products and Services Group to the U.S. Government approximated 23%, 24% and 18% of Kroll-O'Gara's net sales, respectively.

(16) SUPPLEMENTAL CASH FLOWS DISCLOSURES

     The following is a summary of cash paid related to certain items:

                                                               1997         1998          1999
                                                            ----------   -----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..................................  $4,960,504   $ 4,593,326   $4,581,720
                                                            ==========   ===========   ==========
  Cash paid for taxes of continuing operations............  $3,468,474   $ 3,952,951   $6,055,244
                                                            ==========   ===========   ==========
  Cash paid for taxes of discontinued operation...........  $       --   $   142,398   $       --
                                                            ==========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of restricted stock............................  $1,356,280   $        --   $       --
                                                            ==========   ===========   ==========
  Deferred compensation related to options and restricted
     stock................................................  $       --   $ 1,192,096   $1,571,661
                                                            ==========   ===========   ==========
  Accrued contingent consideration incurred in connection
     with acquisition of business.........................  $       --   $        --   $1,071,688
                                                            ==========   ===========   ==========
  Fair value of stock issued in connection with
     acquisition of businesses............................  $6,608,485   $17,610,504   $8,011,929
                                                            ==========   ===========   ==========
  Fair value of stock issued in connection with
     acquisition of minority interest.....................  $1,243,474   $        --   $       --
                                                            ==========   ===========   ==========
  Notes issued in connection with acquisition of
     businesses...........................................  $2,906,513   $        --   $       --
                                                            ==========   ===========   ==========
  Tax benefit of restricted stock vesting.................  $2,160,341   $        --   $       --
                                                            ==========   ===========   ==========
  Fair value of stock issued in connection with
     acquisition of business of discontinued operation....  $1,851,284   $        --   $       --
                                                            ==========   ===========   ==========
  Cancellation of shareholder's note payable obligation
     and issuance of stock................................  $1,053,735   $        --   $       --
                                                            ==========   ===========   ==========
  Note issued in connection with consulting agreement
     entered into with former shareholder of an acquired
     business.............................................  $       --   $   147,914   $       --
                                                            ==========   ===========   ==========

                            THE KROLL-O'GARA COMPANY

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales.........................................  $68,065    $76,513    $80,980    $76,449
Gross profit......................................   25,698     31,967     31,463     26,938
Net income (loss).................................    2,528        265      3,654     (8,369)
Earnings (loss) per share:
  Basic...........................................  $  0.12    $  0.01    $  0.16    $ (0.38)
  Diluted.........................................  $  0.11    $  0.01    $  0.16    $ (0.38)
1998
Net sales.........................................  $53,650    $60,605    $70,537    $69,751
Gross profit......................................   18,621     21,496     25,277     24,858
Net income (loss).................................    2,792      3,955      5,293       (254)
Earnings (loss) per share:
  Basic...........................................  $  0.18    $  0.21    $  0.25    $ (0.01)
  Diluted.........................................  $  0.17    $  0.21    $  0.24    $ (0.01)

(18) SUBSEQUENT EVENTS

     Failed Merger with Blackstone and Other Strategic Alternatives -- On November, 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash (subsequently amended to $16.00 per share in cash). On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger through December 31, 1999 were approximately $1.6 million ($0.9 million after taxes, or $0.04 per diluted share) and consisted primarily of fees for attorneys, accountants, travel and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in fiscal 2000.

     On April 18, 2000, Kroll-O'Gara announced it will explore structuring a transaction that will result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, as well as to seek an equity investment for its Information Security Group. The Board has directed management to explore structuring a transaction that will establish the three Groups as stand-alone companies as soon as practicable. Transactions that will be explored may include sale, joint venture or spin-off of the Groups to Kroll-O'Gara's shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of April 18, 2000 concerning each of Kroll-O'Gara's executive officers and directors:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Jules B. Kroll............................  58     Chairman of the Board, Co-Chief Executive
                                                   Officer and Director; Chief Executive
                                                   Officer -- Investigations and Intelligence
                                                   Group
Thomas M. O'Gara..........................  49     Vice Chairman of the Board and Director
Wilfred T. O'Gara.........................  42     Co-Chief Executive Officer and Director;
                                                   Chief Executive Officer -- Securities
                                                   Products and Services Group
Nicholas P. Carpinello....................  50     Controller and Treasurer
Michael G. Cherkasky......................  50     President and Chief Operating Officer --
                                                   Investigations and Intelligence Group and
                                                   Director
Marshall S. Cogan.........................  62     Director
Abram S. Gordon...........................  36     Vice President, General Counsel and
                                                   Secretary
Michael J. Lennon.........................  43     President and Chief Operating
                                                   Officer -- Security Products and Services
                                                   Group and Director
Raymond E. Mabus..........................  51     Director
Nazzareno E. Paciotti.....................  54     Chief Financial Officer
Hugh E. Price.............................  63     Director
Jerry E. Ritter...........................  65     Director
William S. Sessions.......................  69     Director

     JULES B. KROLL has been Chairman of the Board since the Kroll Holdings merger on December 1, 1997. Mr. Kroll was named Co-Chief Executive Officer of Kroll-O'Gara and Chief Executive Officer of the Investigations and Intelligence Group in April 2000. Previously he had served as Kroll-O'Gara's Chief Executive Officer since the Kroll Holdings merger. He founded Kroll-O'Gara's Kroll Associates, Inc. subsidiary in 1972 and has been the Chairman of the Board and Chief Executive Officer of Kroll Associates and Kroll Holdings since their foundings. Mr. Kroll also is a director of Prudential Life Insurance Company and Security Technologies Group, Inc. He has been a director of Kroll-O'Gara since December 1997.

     THOMAS M. O'GARA has been Vice Chairman of the Board of Kroll-O'Gara since the Kroll Holdings merger. He served as Chairman of the Board of Kroll-O'Gara from August 1996 until December 1997. Mr. O'Gara has also been Chairman of the Board of Kroll-O'Gara's O'Gara-Hess & Eisenhardt Armoring Company ("OHE") subsidiary since 1990 and was OHE's Chief Executive Officer from 1990 until 1995. He has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1988. Mr. O'Gara has held numerous executive officer and director positions with Kroll-O'Gara, its subsidiaries and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

     WILFRED T. O'GARA was named Co-Chief Executive Officer of Kroll-O'Gara and Chief Executive Officer of the Security Products and Services Group in April 2000. Previously he had served as Kroll-O'Gara's President and Chief Operating Officer since the Kroll Holdings merger and as its Chief Executive Officer from August 1996 until that merger. Mr. O'Gara has been associated with Kroll-O'Gara, its subsidiaries and its predecessors since 1983 and has held numerous executive officer and director positions, including serving as Chief Executive Officer of OHE since January 1996, President and Chief Operating Officer of OHE from 1991 through 1995 and Vice President -- Sales and Marketing of OHE from 1988 until 1991. Mr. O'Gara has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1991. Mr. O'Gara also is a director of LSI Industries, Inc.

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

     MICHAEL G. CHERKASKY has been President and Chief Operating Officer of Kroll-O'Gara's Investigations and Intelligence Group since December 1997. Prior to the Kroll Holdings merger he had been an Executive Managing Director of Kroll Holdings since April 1997 and Chief Operating Officer of Kroll Holdings since January 1997. From November 1995 to January 1997, he was the head of Kroll Holdings' North American Region and from February 1994 to November 1995 he was the head of Kroll Holdings' Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He became a director of Kroll-O'Gara in December 1997.

     MARSHALL S. COGAN has been Chairman of Foamex International, Inc., a manufacturer of polyurethane foam products, since May 1997. Mr. Cogan was Chairman and Chief Executive Officer of United Auto Group, a franchisor of car and light truck dealerships, from 1997 to 1999. He was Chairman of the Executive Committee of Foamex International from 1993 until 1997 and was Chief Executive Officer of Foamex International from 1994 until 1997. Since 1974 he has been the principal shareholder, Chairman or Co-Chairman of the Board of Directors, and Chief Executive Officer or Co-Chief Executive Officer, of Trace International Holdings, Inc., a holding company operating businesses in the auto sales, foam, textile and publishing industries. Mr. Cogan is a director of United Auto Group. Mr. Cogan has been a director of Kroll-O'Gara since December 1997.

     ABRAM S. GORDON is Vice President, General Counsel and Secretary of Kroll-O'Gara. Prior to joining Kroll-O'Gara in January 1997, he was with the law firm of Taft, Stettinius & Hollister LLP, Cincinnati, Ohio, from October 1987 until December 1996.

     MICHAEL J. LENNON has been President and Chief Operating Officer of Kroll-O'Gara's Security Products and Services Group since December 1997. He also has been the President and Chief Operating Officer of OHE since January 1996. Mr. Lennon joined OHE in February 1994 as Manager of Commercial and Military Programs; he became Vice President for Sales, Marketing and Program Management in October 1994 and served OHE in that capacity through 1995. Prior to joining OHE, Mr. Lennon had 15 years' experience in engineering, manufacturing, quality control and marketing with General Electric Company, which he joined in 1979. From 1990 to 1994, he was Manager of Advanced Technology Marketing for their G.E. Aircraft Engines business. He became a director of Kroll-O'Gara in March 1998.

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

     HUGH E. PRICE is head of Kroll-O'Gara's Crisis Management Group and its Kroll Information Services Group, both of which are part of the Security Products and Services Group. During 1995 and 1996, prior to joining Kroll-O'Gara, he was a consultant to various businesses and organizations. Until his retirement in 1995, Mr. Price had been employed by the Central Intelligence Agency since 1964. His positions with the Agency included Deputy and Associate Deputy Director for Operations (1991-1995), Chief and Deputy Chief for Counterintelligence (1988-1990) and Director of Personnel (1986-1988). Mr. Price became a director of Kroll-O'Gara in October 1996.

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

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires Kroll-O'Gara's executive officers and directors, and persons who beneficially own more than ten percent of Kroll-O'Gara's equity securities, to file reports of security ownership and changes in that ownership with the Securities and Exchange Commission. These persons also are required by SEC regulations to furnish Kroll-O'Gara with copies of all Section 16(a) forms they file. Based upon a review of copies of these forms and written representations from its executive officers and directors, Kroll-O'Gara believes that all Section 16(a) forms were filed on a timely basis during and for 1999.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by Kroll-O'Gara and its subsidiaries, for services in all capacities, to Jules B. Kroll, Kroll-O'Gara's Chief Executive Officer during 1999, and each of the four other most highly compensated executive officers during 1999. These persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                   ANNUAL COMPENSATION          COMPENSATION AWARDS
                               ---------------------------   -------------------------
                                                    OTHER                  SECURITIES
                                                   ANNUAL    RESTRICTED    UNDERLYING
                                                   COMPEN-     STOCK      STOCK OPTION    ALL OTHER
       NAME AND                SALARY     BONUS    SATION      AWARDS        GRANTS      COMPENSATION
  PRINCIPAL POSITION    YEAR     ($)       ($)       ($)       ($)(1)         (#)           ($)(2)
----------------------  ----   -------   -------   -------   ----------   ------------   ------------
Jules B. Kroll          1999   375,000        --      --         --              --         14,661
Chairman and Chief      1998   375,000        --      --         --              --         31,915
Executive Officer       1997   489,583        --      --         --              --         32,965
Thomas M. O'Gara        1999   275,000        --      --         --              --          3,324
Vice Chairman           1998   275,000        --      --         --              --          3,909
                        1997   252,083        --      --         --          23,150          4,568
Wilfred T. O'Gara       1999   350,000        --      --         --          17,000          2,967
President and Chief     1998   350,000        --      --         --              --          2,292
Operating Officer       1997   240,000    45,000      --         --          98,150          4,898
Michael G. Cherkasky    1999   400,000   100,000      --     155,628         50,000          9,740
Chief Operating         1998   400,000    40,000      --         --              --         25,930
Officer --              1997   400,000        --      --         --          25,000         28,914
Investigations and
  Intelligence Group
Nazzareno E. Paciotti   1999   275,520    66,667      --         --          10,000          8,777
Chief Financial
  Officer               1998   275,520    66,667      --         --              --         19,813
                        1997   275,520    66,667      --         --          15,000         26,984

---------------

(1) Represents 6,000 shares of restricted stock for Mr. Cherkasky, awarded on March 25, 1999 under Kroll-O'Gara's 1998 Stock Incentive Plan and having an aggregate value at December 31, 1999 of $93,000. No other shares of restricted stock are held by Mr. Cherkasky. The shares vest over a three year period, with 50% vesting ratably over the first 12 months after the date of grant and an additional 25% vesting ratably over each of the second and third 12 months after the date of grant. Until vested, the shares have no dividend rights.

(2) Represents profit-sharing contributions of $2,400 for each named executive officer; supplemental disability plan benefits of $7,694 for Mr. Kroll, $4,639 for Mr. Cherkasky and $4,002 for Mr. Paciotti; group term life insurance benefits of $4,567 for Mr. Kroll, $2,701 for Mr. Cherkasky and $2,375 for Mr. Paciotti; and executive disability insurance plan benefits of $924 for Mr. Thomas M. O'Gara and $567 for Mr. Wilfred T. O'Gara.

     EMPLOYMENT AGREEMENTS. Kroll-O'Gara has employment agreements expiring on November 30, 2000 with each of the following executive officers providing for annual base salaries in the listed amounts: Jules B. Kroll, $375,000; Thomas M. O'Gara, $275,000; Wilfred T. O'Gara, $350,000; Michael J. Lennon, $185,000;
Nazzareno E. Paciotti, $275,000; Nicholas P. Carpinello, $180,000; Abram S. Gordon, $150,000. Each of these executive officers, also is entitled to participate in an annual bonus plan established by the Compensation Committee of the Board of Directors and to receive up to 50% of the bonus in shares of Kroll-O'Gara's common stock. Pursuant to these employment agreements, employment may be terminated by

Kroll-O'Gara at any time with or without cause, except that, in a case of termination without cause, the employee is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. The agreements also provide that if Kroll-O'Gara does not renew the agreement for one year or more at the end of the term, the employee will receive an amount equal to one year's base salary. Each employment agreement restricts the executive officer from competing with Kroll-O'Gara during the term of the agreement, and for two years thereafter if termination of employment is for cause or at the volition of the employee. Each of Messrs. Thomas M. and Wilfred
T. O'Gara has further agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "O'Gara" as a business or trade name and competes with Kroll-O'Gara. Additionally, Mr. Kroll has agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "Kroll" as a business or trade name and competes with Kroll-O'Gara.

     In May 1999 Mr. Cherkasky entered into an employment agreement with Kroll-O'Gara for an "evergreen" two year term. The agreement provides for a base salary of $400,000 for 1999 and for subsequent annual calendar year increases of at least 4%. Mr. Cherkasky also is entitled to participate in Kroll-O'Gara's annual bonus, stock option, stock incentive and other benefit plans. In connection with the agreement, he received a signing bonus of $140,000, payable $40,000 in May 1999 and $100,000 in January 2000. On each three-year anniversary of the agreement he will receive an additional $350,000. In the event the agreement is terminated due to Mr. Cherkasky's death or disability or by Kroll-O'Gara for other than cause or by Mr. Cherkasky for good reason, he is entitled to receive a lump sum payment equal to the value of his salary, annual bonus, the three-year anniversary payment, stock options and incentive stock for the remainder of the term. During his employment and for two years after his employment terminates, if the termination occurs during the first two years of the agreement and is by Kroll-O'Gara for cause or by him for other than good reason, Mr. Cherkasky is restricted from directly or indirectly engaging in the investigations and intelligence business. For purpose of the agreement, "cause" means conviction of a felony and "good reason" includes a change in duties or responsibilities, a reduction in compensation or any person or group other than Jules Kroll becoming the beneficial owner of 35% or more of the voting power of Kroll-O'Gara's securities.

     STOCK OPTIONS. The following table presents information on option grants to the named executive officers during 1999 pursuant to the Company's 1996 Stock Option Plan. The Plan does not provide for the grant of stock appreciation rights ("SARs").

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS(1)
                               ---------------------------------------------------    POTENTIAL REALIZABLE
                               NUMBER OF                                                VALUE AT ASSUMED
                               SECURITIES    % OF TOTAL                               ANNUAL RATES OF STOCK
                               UNDERLYING     OPTIONS       EXERCISE                 PRICE APPRECIATION FOR
                                OPTIONS      GRANTED TO        OR                          OPTION TERM
                                GRANTED     EMPLOYEES IN   BASE PRICE   EXPIRATION   -----------------------
            NAME                  (#)       FISCAL YEAR      ($/SH)        DATE        5%($)       10%($)
            ----               ----------   ------------   ----------   ----------   ---------   -----------
Jules B. Kroll...............        --           --            --             --          --            --
Thomas M. O'Gara.............        --           --            --             --          --            --
Wilfred T. O'Gara............    17,000          2.6        26.938        3/24/09     288,021       729,902
Michael G. Cherkasky.........    50,000          7.7        26.938        3/24/09     847,121     2,146,771
Nazzareno E. Paciotti........    10,000          1.5        26.938        3/24/09     169,424       429,354

---------------

(1) All options vest one-third per year beginning one year after the date of grant. The exercise price of all options may be paid in cash or by the transfer of shares of Kroll-O'Gara's common stock valued at their fair market value on the date of exercise. Each option becomes exercisable in full in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which Kroll-O'Gara is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of Kroll-O'Gara.

     With respect to each named executive officer, the following table sets forth information concerning stock options exercised during 1999 and unexercised stock options held at December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                         NUMBER OF
                                                                         SECURITIES        VALUE OF
                                                                         UNDERLYING      UNEXERCISED
                                                         VALUE          UNEXERCISED      IN-THE-MONEY
                                                      REALIZED ($)       OPTIONS AT       OPTIONS AT
                                                    ----------------     FY-END (#)       FY-END ($)
                                                    (MARKET PRICE ON   --------------   --------------
                                  SHARES ACQUIRED    EXERCISE LESS      EXERCISABLE/     EXERCISABLE/
              NAME                ON EXERCISE (#)   EXERCISE PRICE)    UNEXERCISABLE    UNEXERCISABLE
              ----                ---------------   ----------------   --------------   --------------
Jules B. Kroll..................           --                 --                   --               --
Thomas M. O'Gara................           --                 --         15,433/7,717    67,905/33,955
Wilfred T. O'Gara...............       14,703            341,240        62,730/49,717    86,612/42,444
Michael G. Cherkasky............           --                 --       109,445/62,084     1,188,931/--
Nazzareno E. Paciotti...........           --                 --       100,529/15,000     1,188,931/--

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Kroll-O'Gara's common stock on April 18, 2000 by each beneficial owner of more than five percent of the common stock, each director and each named executive officer individually and all directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares.

                                                                  BENEFICIAL
                                                                 OWNERSHIP(1)
                                                              -------------------
                            NAME                               NUMBER     PERCENT
                            ----                              ---------   -------
Jules B. Kroll(2)(3)........................................  2,879,991    12.9
Thomas M. O'Gara(2).........................................  2,441,369    11.0
Wilfred T. O'Gara...........................................    319,156     1.4
Michael G. Cherkasky........................................    155,521       *
Marshall S. Cogan...........................................      2,000       *
Michael J. Lennon...........................................     38,334       *
Raymond E. Mabus............................................      4,000       *
Nazzareno E. Paciotti.......................................    117,178       *
Hugh E. Price...............................................     14,889       *
Jerry E. Ritter.............................................      4,000       *
William S. Sessions.........................................      4,000       *
All directors and executive officers as a group
(13 persons)................................................  6,083,067    26.8
American International Group, Inc.(2).......................  1,444,212     6.5
Lord, Abbett & Co.(2).......................................  1,865,950     8.4

---------------

 *  Less than 1%.

(1) Includes the following numbers of shares of common stock which may be acquired through the exercise of currently exercisable stock options or stock options which become exercisable within 60 days after April 18, 2000; Mr. Kroll, none; Mr. Thomas M. O'Gara, 23,150 shares; Mr. Wilfred T. O'Gara, 76,113 shares; Mr. Cherkasky, 123,861 shares; Mr. Cogan, 2,000 shares; Mr. Lennon, 25,303 shares; Mr. Mabus, 4,000 shares; Mr. Paciotti, 103,862 shares; Mr. Price, 14,889 shares; Mr. Ritter, 3,000 shares; Mr. Sessions, 4,000 shares; and all directors and executive officers as a group, 425,842 shares. Also includes for Messrs. Cherkasky and Lennon, 250 shares and 104 shares, respectively, of restricted stock that vest within 60 days after April 18, 2000.

(2) Mr. Kroll's address is 900 Third Avenue, New York, New York 10022. Mr. O'Gara's address is 9113 LeSaint Drive, Fairfield, Ohio 45014. AIG's address is 70 Pine Street, New York, New York 10270. Lord, Abbett & Co.'s address is 767 Fifth Avenue, New York, New York 10153.

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

     LEASE AGREEMENTS. Kroll-O'Gara has a Master Equipment Lease with Victory Aviation, entered into in July 1995, under which Kroll-O'Gara leases various items of equipment from Victory Aviation. As of December 31, 1999, Kroll-O'Gara had approximately $1,250,000 of equipment under lease for terms up to 36 months, beginning on various dates between July 1995 and April 1996. Rental expenses were $566,213 for the year ended December 31, 1999.

     SUPPLIER ARRANGEMENTS. During 1995 and 1996, Kroll-O'Gara purchased the dual-hard steel required for its vehicle armoring from Victory Aviation, which distributed the steel for an unrelated third party. At December 31, 1999, Kroll-O'Gara had receivables of $282,345 from Victory Aviation in connection with the prior arrangement, which sum is guaranteed by the shareholders of Victory Aviation. All other aspects of the arrangement have been terminated.

     CORPORATE AIRCRAFT. In February 1995, Kroll-O'Gara entered into a lease for a Gulfstream G-II aircraft owned by Victory Aviation. Effective June 1, 1998, Kroll-O'Gara reached an agreement to amend the corporate aircraft lease. The terms of the aircraft lease addendum provide Kroll-O'Gara with a hourly discount from the normal commercial hourly rate on future charters of corporate aircrafts from Victory Aviation in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Kroll-O'Gara had approximately $403,000 in unamortized lease deposits with Victory Aviation as of December 31, 1999. Rental expense related to the Gulfstream lease, including amortization of the deposit, was $82,000 in 1999.

INTERCOMPANY NOTES AND ACCOUNTS PAYABLE/RECEIVABLE AND CERTAIN LOANS

     During 1999, Kroll-O'Gara and Mr. Kroll agreed to reimburse Kroll-O'Gara for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred for the benefit of both Kroll-O'Gara and Mr. Kroll. Amounts due to Kroll-O'Gara at December 31, 1999 pursuant to this agreement were $281,561.

     During 1999, Kroll-O'Gara rendered risk management services, including marketing support, and claims investigations services to AIG and its subsidiaries. Kroll-O'Gara billed AIG and its subsidiaries $4,779,449 in 1999 for these services. The year-end accounts receivable balance for AIG was $1,231,685 at December 31, 1999. Since 1995, Kroll-O'Gara has purchased some of its liability insurance, including Professional Errors and Omissions and Directors and Officers liability insurance, from AIG's subsidiaries. AIG's subsidiaries billed Kroll-O'Gara $361,320 for this insurance during 1999. Kroll-O'Gara obtains the coverage through an independent insurance broker and where possible obtains competitive proposals from unrelated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) The following consolidated financial statements of Kroll-O'Gara and its subsidiaries are included in
         Item 8:

          Reports of Independent Public Accountants

             - Arthur Andersen LLP

             - Deloitte & Touche LLP

          Consolidated Balance Sheets

             - As of December 31, 1998 and 1999

          Consolidated Statements of Operations

             - For the Years Ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Shareholders' Equity

             - For the Years Ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Cash Flows

             - For the Years Ended December 31, 1997, 1998 and 1999

          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements.

(b)   Reports on Form 8-K

        During the quarter ended December 31, 1999, Kroll-O'Gara filed the following current reports on
           Form 8-K:

        - Date of Report: September 23, 1999 (filed October 4, 1999); Items 5 and 7(c).

        - Date of Report: November 15, 1999 (filed December 2, 1999); Items 5 and 7(c).

        - Date of Report: December 22, 1999 (filed December 22, 1999); Item 5 (includes restated Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements at December 31, 1997 and 1998 and for the three years ended December 31, 1998 giving effect to the acquisition of Background America, Inc.).

(c)   Exhibits: See the List of Exhibits beginning on page E-1.

(d)   Financial Statements: Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of April, 2000.

                                          THE KROLL-O'GARA COMPANY

                                          By /s/ NICHOLAS P. CARPINELLO
                                            ------------------------------------
                                             Nicholas P. Carpinello
                                             Controller and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 24th day of April, 2000.

                  SIGNATURE                                             TITLE
                  ---------                      ----------------------------------------------------

/s/ JULES B. KROLL                               Chairman of the Board and Co-Chief Executive Officer
---------------------------------------------    (co-principal executive officer)
Jules B. Kroll

/s/ THOMAS M. O'GARA                             Vice Chairman of the Board
---------------------------------------------
Thomas M. O'Gara

/s/ WILFRED T. O'GARA                            Co-Chief Executive Officer and Director
---------------------------------------------    (co-principal executive officer)
Wilfred T. O'Gara

/s/ NAZZARENO E. PACIOTTI                        Chief Financial Officer (principal financial
---------------------------------------------    officer)
Nazzareno E. Paciotti

/s/ NICHOLAS P. CARPINELLO                       Controller and Treasurer (principal accounting
---------------------------------------------    officer)
Nicholas P. Carpinello

/s/ MICHAEL G. CHERKASKY                         Director
---------------------------------------------
Michael G. Cherkasky

/s/ MARSHALL S. COGAN                            Director
---------------------------------------------
Marshall S. Cogan

/s/ MICHAEL J. LENNON                            Director
---------------------------------------------
Michael J. Lennon

/s/ RAYMOND E. MABUS                             Director
---------------------------------------------
Raymond E. Mabus

/s/ HUGH E. PRICE                                Director
---------------------------------------------
Hugh E. Price

/s/ JERRY E. RITTER                              Director
---------------------------------------------
Jerry E. Ritter

/s/ WILLIAM S. SESSIONS                          Director
---------------------------------------------
William S. Sessions

                                LIST OF EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1        Amended and Restated Articles of Incorporation of the
           Company (1)
3.2        Code of Regulations of the Company (2)
4.1        Note Purchase Agreement, dated as of May 30, 1997, between and among the Company, Connecticut General Life Insurance
           Company, Life Insurance Company of North America,
           Massachusetts Mutual Life Insurance Company, The Traveler's
           Insurance Company, and the Guardian Life Insurance Company
           of America (3)
10.1       Agreement to armor HMMWVs between the Company and the United
           States Army Tank and Automotive Command, dated May 12, 1994, as amended (2)
10.2       Systems Technical Support Agreement between the Company and the United States Army, dated January 20, 1997 (4)
10.3       1996 Stock Option Plan, as amended (12)*
10.4       Employment Agreement between the Company and Thomas M.
           O'Gara, dated August 23, 1996 (2)*
10.5       Employment Agreement between the Company and Wilfred T.
           O'Gara, dated August 23, 1996 (2)*
10.6       Employment Agreement between the Company and Nicholas P.
           Carpinello, dated August 23, 1996 (2)*
10.7       Employment Agreement between O'Gara-Hess & Eisenhardt
           Armoring Company and Michael J. Lennon, dated August 23,
           1996 (2)*
10.8       Amended and Restated Loan Agreement, dated as of December 1,
           1997, between The O'Gara Company, O'Gara-Hess & Eisenhardt
           Armoring Company, Kroll Holdings, Inc., Kroll Associates,
           Inc. and KeyBank National Association (1)
10.9       Supplemental Agreement Modification to acquire 360
           additional armored HMMWVs between United States Army Tank
           and Automotive Armaments Command and O'Gara-Hess and
           Eisenhardt Armoring Company, dated March 31, 1997 (5)
10.10      Amended and restated lease of office space in New York, New
           York between Progress Partners and Kroll Associates, Inc.
           (6)
10.11      Registration Rights Agreement, dated August 8, 1997, among
           Thomas M. O'Gara, Jules B. Kroll and the Company (6)
10.12      Registration Rights Agreement between American International
           Group, Inc. and the Company (1)
10.13      Employment Agreement, dated October 17, 1997, between the
           Company and Jules B. Kroll (6)*
10.14      Employment Agreement, dated October 17, 1997, between the
           Company and Nazzareno E. Paciotti (6)*
10.15      Employment Agreement, dated October 17, 1997, between the
           Company and Abram S. Gordon (6)*
10.16      Amendment to Employment Agreement, dated October 17, 1997, between O'Gara-Hess & Eisenhardt Armoring Company and
           Michael J. Lennon (6)*
10.17      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Thomas M. O'Gara (6)*
10.18      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Wilfred T. O'Gara (6)*
10.19      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Nicholas P. Carpinello (6)*
10.20      Form of Promissory Note between Jules B. Kroll and Kroll
           Associates (6)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.21      Supplemental Agreement Modifications to acquire 738
           additional armored HMMWVs between the United States Army
           Tank and Automotive Armaments Command and O'Gara-Hess &
           Eisenhardt Armoring Company, dated March 31, 1998 and April
           13, 1998 (7)
10.22      Stock Purchase Agreement among The Kroll-O'Gara Company, The
           Kroll-O'Gara Canada Company, Kroll Associates, Inc. and the
           shareholders of Lindquist Avey MacDonald Baskerville Inc.
           and U.S. Holdings, Inc. dated June 1, 1998 (8)
10.23      Agreement and Plan of Merger dated June 30, 1998 among The
           Kroll-O'Gara Company, Kroll-O'Gara Acquisition Co., Inc.,
           Kizorek, Inc. and William Kizorek (9)
10.24      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Oklahoma, Inc. and Laboratory
           Specialists of America, Inc. dated as of October 21, 1998
           (10)
10.25      Amended and Restated Loan Agreement, dated October 30, 1998, among The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt
           Armoring Company, Kroll Holdings, Inc., Kroll Associates,
           Inc. and KeyBank National Association (10)
10.26      Agreement and Plan of Merger dated as of December 31, 1998 among The Kroll-O'Gara Company, TKOG Delaware, Inc. and
           Securify Inc. (11)
10.27      Agreement and Plan of Merger by and among The Kroll-O'Gara
           Company, Kroll-O'Gara Tennessee, Inc. and Background
           America, Inc. dated as of January 21, 1999 and amended as of
           April 20, 1999 (12)
10.28      Employment Agreement between Kroll Associates, Inc., The
           Kroll-O'Gara Company and Michael G. Cherkesky, dated May 17,
           1999 (13)*
10.29      Amended Loan Agreement, dated June 25, 1999, among The
           Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring
           Company, Kroll Holdings, Inc., Kroll Associates, Inc. and
           KeyBank National Association (13)
21.1       Subsidiaries of the Company
23.1       Consent of Arthur Andersen LLP
27.1       Financial Data Schedules (Exhibits 27.1-27.3)

---------------

  * Executive compensation agreement
---------------

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

(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.