Form 10-Q
period 2000-03-31
KROLL O GARA CO
filed 2000-05-22
CIK 1020476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission File Number: 000-21629

                            THE KROLL-O'GARA COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                            31-1470817
  (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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


                                   22,256,882
                         ------------------------------
             (SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 12, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

              Consolidated Balance Sheets (unaudited) as of
              December 31, 1999 and March 31, 2000.......................      1

              Consolidated Statements of Operations (unaudited) for
              the three months ended March 31, 1999 and 2000.............      3

              Consolidated Statements of Cash Flows (unaudited)
              for the three months ended March 31, 1999 and 2000.........      4

              Notes to Consolidated Unaudited Financial Statements.......      5

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................    11

PART II - OTHER INFORMATION...............................................    20

     ITEM 1:  LEGAL PROCEEDINGS...........................................    20

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................    20

     SIGNATURES...........................................................    21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                                 December 31,   March 31,
                                                                                                    1999           2000
                                                                                                 ------------   ---------
ASSETS
Current Assets:

     Cash and equivalents (Note 6)                                                               $  13,835      $   9,483
     Trade accounts receivable, net of allowance for doubtful accounts of
       $4,879 and $5,547 at December 31, 1999 and March 31, 2000, respectively                      68,017         64,800
     Unbilled revenues                                                                              18,034         25,429
     Related party receivables                                                                       2,096          2,192
     Costs and estimated earnings in excess of billings on uncompleted contracts                    24,160         23,296
     Inventories (Note 7)                                                                           26,264         31,106
     Prepaid expenses and other                                                                     11,579         10,480
     Deferred tax asset                                                                                824            824
                                                                                                 ---------      ---------
                  Total current assets                                                             164,809        167,610
                                                                                                 ---------      ---------

Property, Plant and Equipment, at cost
     Land                                                                                            2,164          2,137
     Buildings and improvements                                                                      8,587          8,364
     Leasehold improvements                                                                          7,452          7,456
     Furniture and fixtures                                                                         10,131         10,964
     Machinery and equipment                                                                        36,769         37,601
                                                                                                 ---------      ---------
                                                                                                    65,103         66,522
     Less: accumulated depreciation                                                                (26,195)       (27,841)
                                                                                                 ---------      ---------

                                                                                                    38,908         38,681
                                                                                                 ---------      ---------

Databases, net of accumulated amortization of $26,187 and $27,042 at
   December 31, 1999 and March 31, 2000, respectively                                                9,696          9,376

Costs in Excess of Assets Acquired and Other Intangible Assets, net of
   accumulated amortization of $9,028 and $9,906 at December 31, 1999 and
   March 31, 2000, respectively                                                                     81,676         79,479

Other assets                                                                                         4,304          4,413
                                                                                                 ---------      ---------

                                                                                                    95,676         93,268
                                                                                                 ---------      ---------

                                                                                                 $ 299,393      $ 299,559
                                                                                                 =========      =========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                     December 31,   March 31,
                                                                                        1999          2000
                                                                                     ------------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank lines of credit (Note 10(c))                                               $  26,583      $  28,419
     Current portion of other debt                                                       3,737          1,873
     Trade accounts payable                                                             38,823         39,260
     Billings in excess of costs and estimated earnings on uncompleted contracts           361            361
     Accrued liabilities                                                                28,299         31,063
     Customer deposits                                                                   4,196          4,116
     Income taxes currently payable                                                        768            934
                                                                                     ---------      ---------
                  Total current liabilities                                            102,767        106,026
                                                                                     ---------      ---------

Other Long-Term Liabilities                                                              2,673          1,947

Deferred Income Taxes                                                                    1,821          1,821

Long-Term Debt, net of current portion                                                  36,264         36,378
                                                                                     ---------      ---------
                  Total liabilities                                                    143,525        146,172

Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued              --             --
     Common stock, $.01 par value, 50,000,000 shares authorized, 22,255,510 and 22,256,882 shares issued and outstanding at December 31, 1999 and
       March 31, 2000, respectively                                                        223            223
     Additional paid-in capital                                                        170,102        170,117
     Retained deficit                                                                  (12,640)       (13,020)
     Deferred compensation                                                              (1,630)        (1,443)
     Accumulated other comprehensive loss                                                 (187)        (2,490)
                                                                                     ---------      ---------
                  Total shareholders' equity                                           155,868        153,387
                                                                                     ---------      ---------
                                                                                     $ 299,393      $ 299,559
                                                                                     =========      =========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         MARCH 31,          MARCH 31,
                                                                           1999               2000
                                                                       ------------      ------------
  NET SALES                                                             $     71,499      $     84,775
  COST OF SALES                                                               45,245            54,105
                                                                        ------------      ------------
          Gross profit                                                        26,254            30,670

  OPERATING EXPENSES:
       Selling and marketing expenses                                          6,275             7,325
       General and administrative                                             13,244            20,607
       Failed merger expenses (Note 10(a))                                        --             1,370
       Merger expenses (Note 3)                                                  208                39
       Restructuring expense (Note 2)                                            511                --
                                                                        ------------      ------------

          Operating income                                                     6,016             1,329
                                                                        ------------      ------------

  OTHER INCOME (EXPENSE):
       Interest expense                                                       (1,055)           (1,401)
       Other, net                                                                337               (28)
                                                                        ------------      ------------
          Income (loss) before provision for income taxes
            and cumulative effect of change in accounting principle            5,298              (100)

       Provision for income taxes                                              1,992               280
                                                                        ------------      ------------
          Income (loss) before cumulative effect of change
            in accounting principle                                            3,306              (380)

       Cumulative effect of change in accounting principle,
            net of applicable tax benefit of $408 (Note 5)                      (778)               --
                                                                        ------------      ------------
          Net income (loss)                                             $      2,528      $       (380)
                                                                        ------------      ------------
  Other comprehensive loss, net of tax:
       Foreign currency translation adjustment, net of
            $1,009 and $1,535 tax benefit, respectively                       (1,513)           (2,303)
                                                                        ------------      ------------
          Other comprehensive loss                                            (1,513)           (2,303)
                                                                        ------------      ------------
          Comprehensive income (loss)                                   $      1,015      $     (2,683)
                                                                        ============      ============

 PER SHARE DATA:
 BASIC EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                         $       0.12      $      (0.02)
                                                                        ------------      ------------

          Weighted Average Shares Outstanding                             21,738,731        22,255,751
                                                                        ============      ============
 DILUTED EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                         $       0.11      $      (0.02)
                                                                        ============      ============

          Weighted Average Shares Outstanding                             22,553,851        22,255,751
                                                                        ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 6)
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31,     MARCH 31,
                                                                                              1999         2000
                                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                      $  2,528      $   (380)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities-
         Depreciation and amortization                                                         2,500         4,143
         Bad debt expense                                                                        430         1,289
         Non-cash compensation expense                                                           268           187
     Change in assets and liabilities, net of effects of acquisitions and dispositions-
         Receivables - trade and unbilled                                                     (3,373)       (5,467)
         Costs and estimated earnings in excess of billings on uncompleted contracts           3,170           864
         Inventories, prepaid expenses and other assets                                       (1,420)       (2,918)
         Accounts payable and income taxes currently payable                                 (10,458)          603
         Amounts due to/from related parties                                                      71           (96)
         Customer deposits                                                                    (1,419)          (80)
         Accrued liabilities                                                                   6,217         2,764
         Long-term liabilities                                                                   629          (726)
                                                                                            --------      --------
                  Net cash provided by (used in) operating activities                           (857)          183
                                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                          (4,041)       (1,744)
     Additions to databases                                                                     (533)         (589)
     Sale of marketable securities                                                             3,699            --
                                                                                            --------      --------
                  Net cash used in investing activities                                         (875)       (2,333)
                                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank lines of credit                                                    --         1,836
     Payments of long-term debt                                                                  (97)       (1,750)
     Proceeds from exercise of stock options and warrants                                        887            15
     Foreign currency translation                                                             (1,116)       (2,202)
                                                                                            --------      --------
                  Net cash used in financing activities                                         (326)       (2,101)
                                                                                            --------      --------
NET DECREASE IN CASH AND EQUIVALENTS                                                          (2,058)       (4,251)

Effects of foreign currency exchange rates on cash                                              (397)         (101)
                                                                                            --------      --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                     14,041        13,835
                                                                                            --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                                         $ 11,586      $  9,483
                                                                                            ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000


(1) GENERAL

         The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Voice and Data Communications Group offers secure satellite communication equipment, satellite navigation systems and computer hardware and software security. The Information Security Group offers information and computer security services.

         The consolidated financial statements include all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K for the year ended December 31, 1999.

(2) RESTRUCTURING OF OPERATIONS

         In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. Including the first quarter 1999 charge of $0.5 million, the total non-recurring pre-tax restructuring charge recorded pursuant to the Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the Plan through March 31, 2000 were $3.3 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge, including accrued balances as of March 31, 2000, were as follows:

                          DESCRIPTION                                      EXPENSE      ACCRUAL
       ------------------------------------------------------------        -------      -------
                                                                         (DOLLARS IN THOUSANDS)
       Severance and related costs                                         $ 3,116      $  448
       Writedown of property, plant and equipment                              150          --
       Lease termination costs                                               1,064         596
       Other                                                                    34          --
                                                                           -------      ------
                                                                           $ 4,364       1,044
                                                                           =======
       Less - Current portion                                                              602
                                                                                        ------
                                                                                        $  442
                                                                                        ======

(3) ACQUISITIONS AND MERGERS

         Kroll-O'Gara has completed several business combinations in the periods presented. These transactions, accounted for as either purchase business combinations or pooling of interests business combinations were as follows:

         On June 16, 1999, Kroll-O'Gara acquired all of the outstanding capital stock of Background America, Inc. ("Background America") for approximately 989,000 shares of Kroll-O'Gara common stock, including approximately 90,000 shares reserved for issuance for outstanding common stock equivalents. Background America provides employment screening and compliance services to a variety of industries and is included in Kroll-O'Gara's Investigations and Intelligence Group.

         The merger with Background America constituted a tax-free reorganization and has been accounted for as a pooling of interests transaction. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Background America as though they had always been a part of Kroll-O'Gara.

         There were no transactions between Kroll-O'Gara and Background America prior to the combination and immaterial adjustments were recorded to conform Background America's accounting policies. Certain reclassifications were made to Kroll-O'Gara's and Background America's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (dollars in thousands):


                                                          KROLL-O'GARA       BACKGROUND
                                                           HISTORICAL         AMERICA        COMBINED
                                                          ------------       ----------      --------
    Three months ended March 31, 1999
    (unaudited)
    Revenue                                                  $69,007          $ 2,492         $71,499
    Net income (loss)                                        $ 2,418          $   110         $ 2,528

         On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of Buchler Phillips, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and was effective on April 1, 1999. Goodwill related to this transaction was approximately $20.7 million which is being amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

         On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. for approximately $3.3 million, consisting of 101,555 shares of common stock. Financial Research, Inc. provides business valuation and economic damage analysis services and is included in Kroll-O'Gara's Investigations and Intelligence Group. The acquisition has been accounted for as a pooling of interests.

(4) EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 1999 and 2000 (in thousands, except per share data):

                                                                           THREE MONTHS ENDED MARCH 31, 1999
                                                                   ---------------------------------------------
                                                                      INCOME             SHARES        PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                   -----------       -------------     ---------
             Basic earnings per share                              $   2,528              21,739          $0.12
                                                                                                        =======
             Effect of dilutive securities:
               Options                                                    --                 796
               Warrants                                                   --                   6
               Restricted Stock                                           --                  13
                                                                   ---------            --------

             Diluted earnings per share                            $   2,528              22,554          $0.11
                                                                   =========            ========        =======

                                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                                   ---------------------------------------------
                                                                       LOSS              SHARES        PER-SHARE
                                                                   (NUMERATOR)        (DENOMINATOR)      AMOUNT
                                                                   -----------        -------------    ---------
             Basic and diluted loss per share                       $   (380)             22,256        $ (0.02)
                                                                   =========                            =======

             Effect of dilutive securities:
               Options                                                                       325
               Warrants                                                                        1
               Restricted stock                                                               48
                                                                                        --------

             Diluted shares                                                               22,630
                                                                                        ========

         As a result of the net loss recorded in the first quarter of 2000, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

         Basic and diluted earnings per share based on income before cumulative effect of change in accounting principle were $0.15 for the three months ended March 31, 1999. The basic and diluted per share impact of the change in accounting principle was $0.03 and $0.04, respectively.

 (5) NEW PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities". The SOP requires costs of start-up activities, including pre-operating costs, organization costs and start-up costs to be expensed as incurred. Kroll-O'Gara's practice was to capitalize these expenses and amortize them over periods ranging from one to five years. Kroll-O'Gara adopted SOP 98-5 in the first quarter of 1999 and recorded a cumulative effect of an accounting change of $0.8 million, net of a tax benefit of $0.4 million.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has ten forward contracts in place in association with demand notes from two subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

                                                                                       1999       2000
                                                                                     -------     -----
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
       Cash paid for taxes                                                           $   547     $ 256
       Cash paid for interest                                                        $   192     $ 568
       Non-cash activity:
       Deferred compensation related to options and restricted stock                 $ 1,572     $  --

(7) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                              INVENTORY CATEGORY                    DECEMBER 31, 1999      MARCH 31, 2000
              ------------------------------------------------      -----------------      --------------
                                                                                 (UNAUDITED)
              Raw materials                                             $ 14,495              $ 13,890
              Vehicle costs and work-in-process                           11,769                17,216
                                                                        --------              --------
                       Total inventory                                  $ 26,264              $ 31,106
                                                                        ========              ========

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

         Kroll-O'Gara has entered into ten foreign currency exchange contracts to hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries that are denominated in the foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount that they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At March 31, 2000, the total notional amount of the contracts, which mature between June 2000 and January 2002, was $17.9 million. Kroll-O'Gara's foreign currency translation adjustment component of shareholder's equity was increased by $0.6 million in the three months ended March 31, 2000 as a result of these agreements.

         Kroll-O'Gara has estimated the fair value of the foreign exchange contracts based on information obtained from the counterparty of the amount Kroll-O'Gara would receive at March 31, 2000 in order to terminate the agreements. As of March 31, 2000, Kroll-O'Gara would have received approximately $1.4 million upon cancellation of all contracts.

(9) SEGMENT DATA

         During 1999 and 2000, Kroll-O'Gara operated in four business segments, the Security Products and Services Group, the Investigations and Intelligence Group, the Voice and Data Communications Group and the Information Security Group.

         The following summarizes information about Kroll-O'Gara's business segments:


                                                      INVESTIGATIONS
                                         SECURITY           AND        VOICE AND DATA   INFORMATION
                                       PRODUCTS AND    INTELLIGENCE    COMMUNICATIONS    SECURITY
                                      SERVICES GROUP       GROUP            GROUP          GROUP          OTHER      CONSOLIDATED
                                      --------------  --------------  --------------   -----------      ---------    ------------
                                                                  (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000
Net sales to unaffiliated customers     $ 30,352         $ 49,011         $  4,549        $    863      $      --      $ 84,775
                                        ========         ========         ========        ========      =========      ========
Gross profit                            $  8,599         $ 21,819         $    627        $   (375)     $      --      $ 30,670
                                        ========         ========         ========        ========      =========      ========
Operating income (loss)                 $  3,551         $  5,068         $   (178)       $ (2,383)     $ (4,729)      $  1,329
                                        ========         ========         ========        ========      =========      ========
Identifiable assets at March 31, 2000   $111,147         $158,817         $ 12,719        $  3,351      $     --       $286,034
                                        ========         ========         ========        ========      =========
Corporate assets                                                                                                         15,109
                                                                                                                       --------
    Total assets at March 31, 2000                                                                                     $301,143
                                                                                                                       ========
THREE MONTHS ENDED MARCH 31, 1999
Net sales to unaffiliated customers     $ 28,721         $ 38,135         $  3,434        $  1,209      $      --      $ 71,499
                                        ========         ========         ========        ========      =========      ========
Gross profit                            $  8,576         $ 16,504         $    555        $    619      $      --      $ 26,254
                                        ========         ========         ========        ========      =========      ========
Operating income (loss)                 $  3,745         $  4,246         $   (198)       $    164      $  (1,941)     $  6,016
                                        ========         ========         ========        ========      =========      ========

(10) SUBSEQUENT EVENTS

(a)  Failed Merger and Other Strategic Alternatives

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger in the three months ended March 31, 2000 were approximately $1.4 million ($0.8 million after taxes, or $0.04 per diluted share) and consisted primarily of fees for attorneys, accountants, travel and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in the second quarter of 2000.

         On April 18, 2000, Kroll-O'Gara announced it will explore structuring a transaction that will result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, as well as to seek an equity investment for its Information Security Group. The Board of Directors has directed management to explore structuring a series of transactions that will establish these three Groups as stand-alone companies as soon as practicable. Transactions that will be explored may include sale, joint venture or spin-off of the Groups to Kroll-O'Gara's shareholders.

(b)  Discontinued Operations Subsequently Retained

         On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group pursuant to several outside expressions of interest to purchase this business. In May 2000, Kroll-O'Gara terminated all negotiations to sell this business due to an inability to agree to terms of a sale with outside third parties. Accordingly, the results of operations of the Voice and Data Communications Group for all prior periods have been reclassified from discontinued operations to continuing operations.

         Kroll-O'Gara had not anticipated a loss on disposal of the Voice and Data Communications Group and, accordingly, had not recorded any estimated loss on disposal. Kroll-O'Gara continues to monitor the potential for impairment of the net assets of this Group and will record impairment reserves as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes no impairment existed at March 31, 2000.

(c)  Amendment of Credit Facility

         On May 12, 2000, Kroll-O'Gara amended its credit agreement to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until September 30, 2000, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime, or, at Kroll-O'Gara's option, LIBOR plus 1.75%. On September 30, 2000, advances under the revolving line of credit will bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $24.6 million at December 31, 1999 and March 31, 2000, respectively.

         This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with certain of these covenants at March 31, 2000. All such events of non-compliance were subsequently waived or amended by the lender. Pursuant to the amended credit agreement, certain of these financial ratios were revised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1999, financial results from period-to-period may lack comparability. In May 2000, Kroll-O'Gara decided to retain the Voice and Data Communications Group which had been classified as discontinued operations. Historical amounts have been reclassified to conform to the current categories.

RECENT DEVELOPMENTS

Failed Merger and Other Strategic Alternatives

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares.

         On April 18, 2000, Kroll-O'Gara announced it will explore structuring a transaction that will result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, as well as to seek an equity investment for its Information Security Group. The Board of Directors has directed management to explore structuring a series of transactions that will establish these Groups as stand-alone companies as soon as practicable. Transactions that will be explored may include sale, joint venture or spin-off of the Groups to Kroll-O'Gara's shareholders. The possible effects of this effort and of any resulting transactions on Kroll-O'Gara's future business, financial condition, results of operations and cash flow currently are unknown.

Discontinued Operations Subsequently Retained

         On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group pursuant to several outside expressions of interest to purchase this business. In May 2000, Kroll-O'Gara terminated all negotiations to sell this business to outside third parties. Accordingly, the results of operations of the Voice and Data Communications Group for all prior periods have been reclassified from discontinued operations to continuing operations. See Note 10(b) to the Notes to Consolidated Unaudited Financial Statements for more information.

GENERAL

         Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara reports its revenue through four groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence and investigation services. The Voice and Data Communications Group offers secure satellite communication equipment, satellite navigation systems and computer hardware and software security. The Information Security Group offers information and computer security services.

         Other Acquisitions. Kroll-O'Gara completed several acquisitions in 1999, some of which were accounted for as pooling of interests and another of which was accounted for as a purchase.

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

         On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of Buchler Phillips, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and was effective on April 1, 1999. Goodwill related to this transaction was approximately $20.8 million, which will be amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

         On March 1, 1999, Kroll-O'Gara acquired all of the capital stock of Financial Research, Inc. of Fort Washington, Pennsylvania, in exchange for 101,555 shares of Kroll-O'Gara common stock valued at approximately $3.3 million, or $32.49 per share. The acquisition has been accounted for as a pooling of interests. Financial Research, Inc. provides business valuation and economic damage analysis services throughout the United States. Its revenues are included in the Investigations and Intelligence Group.

         Revenue recognition. Kroll-O'Gara recognizes net sales from military and most commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara recognizes estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.

         Kroll-O'Gara recognizes revenue from investigative and intelligence services as the services are performed. It records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

         Kroll-O'Gara recognizes revenue from telecommunications equipment and services as equipment is shipped or as services are provided. Revenue and related direct costs of brokered satellite time are recorded when payments are received from customers.

         Kroll-O'Gara recognizes information security service revenues, which consist of consulting fees on information security projects, ratably over the period of the agreement or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

RESTRUCTURING OF OPERATIONS

      Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations was a strategic initiative for Kroll-O'Gara's management in 1999. As part of this initiative, management continuously evaluates its business segments to ensure that its core businesses within the segments are operating efficiently. In 1998, most of the businesses were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses. In 1997, the Security Products and Services Group completed several acquisitions as well. In evaluating the operations of this Group, management concluded that a cost savings initiative was required and would be achieved largely through operating process improvements and a corresponding decrease in personnel.

      In the first quarter of 1999, Kroll-O'Gara began implementation of such a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. In the second quarter of 1999, Kroll-O'Gara completed the restructuring plan with an additional non-recurring pre-tax restructuring charge of $3.9 million. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs. See Note 2 to the Notes to Consolidated Unaudited Financial Statements for more information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                   1999        2000
                                                  -----       -----
Security Products and Services
    Military                                       15.1%        9.8%
    Commercial                                     25.1%       26.0%
Investigations and Intelligence                    53.3%       57.8%
Voice and Data Communications                       4.8%        5.4%
Information Security                                1.7%        1.0%
                                                  -----       -----

               Total net sales                    100.0%      100.0%
Cost of sales                                      63.3        63.8
                                                  -----       -----
        Gross profit                               36.7        36.2

Operating expenses:
    Selling and marketing                           8.8         8.6
    General and administrative                     18.5        24.3
    Failed merger expenses                          --          1.6
    Merger expenses                                 0.3         --
    Restructuring charge                            0.7         --
                                                  -----       -----
        Operating income                            8.4         1.6
Other income (expense):
    Interest expense                               (1.5)       (1.7)
    Other, net                                      0.5         --
                                                  -----       -----
Income (loss) before provision for income
   taxes and cumulative effect of
   accounting change                                7.4        (0.1)
    Provision for income taxes                      2.8         0.3
                                                  -----       -----
Income (loss) before cumulative effect of
   accounting change                                4.6        (0.4)
Cumulative effect of accounting change, net
   of tax benefit                                  (1.1)        --
                                                  -----       -----

Net income (loss)                                   3.5%       (0.4)%
                                                  =====       =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         NET SALES. Net sales for the three months ended March 31, 2000 increased $13.3 million, or 19%, from $71.5 million in 1999 to $84.8 million in 2000.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended March 31, 2000 increased $1.6 million, or 6%, from $28.7 million in 1999 to $30.4 million in 2000. The increase results from an increase in commercial armoring products and services, which increased $4.1 million, or 23%, from $17.9 million in 1999 to $22.1 million in 2000. The increase in sales was due to a large contract from the U.S. government to produce over 300 armored vehicles which Kroll-O'Gara received at the end of the first quarter of 1999.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which decreased $2.5 million, or 23%, from $10.8 million in 1999 to $8.3 million in 2000. The decrease in net sales of military products and services was a result of the completion in the fourth quarter of 1999 of a contract with the U.S. Military to supply 738 armored

High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). The "738 Contract" which began in 1998 resulted in higher levels of production and net sales as a result of an aggressive delivery schedule required by the U.S. Air Force. In 2000, Kroll-O'Gara's military product sales were based solely on a newer contract for 245 Up-Armored HMMWVs, which does not provide for an aggressive delivery schedule.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $10.9 million, or 29%, from $38.1 million in the first quarter of 1999 to $49.0 million in 2000. A portion of this increase is a result of the Buchler Phillips acquisition completed for the Group in the second quarter of 1999. This acquisition has increased Kroll-O'Gara's presence in Europe and has strengthened the Financial Services practice on a global scale. Excluding the Buchler Phillips purchase acquisition, sales increased $5.9 million. This increase primarily stems from internal growth in the Group's domestic Business Investigations and Intelligence and Corporate Services practices.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group increased $1.1 million, or 32%, from $3.4 million in 1999 to $4.5 million in 2000. The increase in net sales is a result of a large foreign satellite communications integration contract received in the fourth quarter of 1999. In addition, the Group focused efforts on reducing its inventory of satellite communications equipment in order to improve cash flow and offered slightly discounted prices in order to move certain inventory.

         Information Security Group. Net sales for the Information Security Group decreased $0.3 million, or 29%, from $1.2 million in 1999 to $0.9 million in 2000. Net sales decreased due to a continuing focus on development of this Group's service capabilities and the related inability to establish a firm customer base until the development of the business is complete.

         COST OF SALES. Cost of sales for the three months ended March 31, 2000 increased $8.9 million, or 20%, from $45.2 million in 1999 to $54.1 million in 2000. The increase in cost of sales was partially due to the Buchler Phillips acquisition completed in the second quarter of 1999. Excluding this acquisition, cost of sales increased $5.9 million. Gross margin was 36.2% as compared with 36.7% for the same period in 1999. The slight decrease in gross margin is primarily the result of the Information Security Group's loss of $0.4 million included in gross profit. This loss was a result of decreased sales from 1999 and an increase in client consulting personnel to prepare for future growth as the Information Security Group's service business is developed. In 1999, the Information Security Group contributed $0.6 million to Kroll-O'Gara's gross profit.

         Gross margin for the Security Products and Services Group decreased approximately 1.6 percentage points from 29.9% in 1999 to 28.3% in 2000. This decrease relates to poor gross margin performance in most foreign operations as a result of competitive pricing pressures and pricing concessions necessitated by foreign economic conditions. Additionally, currency devaluations in South America hurt margins and slowed sales.

         Gross margin increased approximately 1.2 percentage points from 43.3% in 1999 to 44.5% in 2000 for the Investigations and Intelligence Group. The increase in gross margin is due to the Group's increased leveraging of its subcontractor network. This has resulted in increased utilization of fixed labor and lower outside services cost as a percentage of net sales.

         Gross margin at the Voice and Data Communications Group decreased approximately 2.4 percentage points from 16.2% in 1999 to 13.8% in 2000. This decrease relates to the movement of certain inventory at slight discounts in order to improve the cash flow performance of the Group.

         Historically, Kroll-O'Gara has experienced a higher gross margin associated with revenue from its Investigations and Intelligence Group in comparison with the Security Products and Services

Group. Management expects the level of gross margin to remain relatively consistent within each Group.

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2000 increased $9.1 million, or 45%, from $20.2 million in 1999 to $29.3 million in 2000. Included in this increase are non-recurring expenses which increased $0.7 million, from $0.7 million in 1999 to $1.4 million in 2000. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone. In 1999, non-recurring expenses included $0.5 million of costs associated with the restructuring plan and $0.2 million of merger-related costs for mergers completed in December 1998 that were accounted for as poolings of interest.

          Excluding non-recurring expenses, operating expenses increased $8.4 million. Approximately $1.6 million of this increase is due to operating expenses incurred by Buchler Phillips in the first quarter of 2000. The Buchler Phillips acquisition was not completed until the second quarter of 1999 and its operating expenses are not included in Kroll-O'Gara's historical financial information until the effective date of the acquisition. Excluding this acquisition, operating expenses increased $6.8 million. Included in this increase were $1.6 million for depreciation and amortization of intangible assets including goodwill and $0.9 million for bad debt expense. In the first quarter of 2000, a combination of slow customer payments and several customer bankruptcies prompted Kroll-O'Gara to increase its reserve for uncollectible accounts receivable. The remaining increase relates to an increase in expenses related to the additional legal, accounting, insurance and information system costs required to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         As a percent of net sales, operating expenses, before non-recurring expenses, increased from 27.3% in 1999 to 32.9% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 increased $0.3 million, or 33%, from $1.1 million in 1999 to $1.4 million in 2000. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. In the first quarter of 1999, Kroll-O'Gara had excess funds as a result of a public offering of stock completed in May 1998 and no additional borrowings were required on the revolving credit facility.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2000 was $0.3 million compared to $2.0 million in 1999. Despite a pre-tax loss in the first quarter of 2000, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. Certain foreign jurisdictions realized losses in the first quarter of 2000 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

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

         Credit Facility. On May 12, 2000, Kroll-O'Gara amended its credit agreement to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until September 30, 2000, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime, or, at Kroll-O'Gara's option, LIBOR plus 1.75%. On September 30, 2000, advances under the revolving line of credit will bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus .75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $24.6 million at December 31, 1999 and March 31, 2000, respectively.

         This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Kroll-O'Gara was not in compliance with certain of these covenants at March 31, 2000. All such events of non-compliance were subsequently waived or amended by the lender. Pursuant to the amended credit agreement, certain of these financial ratios were revised.

         Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of (Pound)2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted and borrowings outstanding pursuant to this demand note were approximately $4.0 million and $3.4 million, respectively, as translated at December 31, 1999 and March 31, 2000.

         As described above, Kroll-O'Gara will explore structuring a series of transactions that would result in each Group except the Voice and Data Communications Group becoming a stand-alone company. Kroll-O'Gara cannot predict at this time what the effect of such a transaction would be on its funding requirements. However, without giving effect to any such transaction, additional sources of capital will be required to supplement operating cash flow for the next twelve months either through amending and increasing Kroll-O'Gara's credit facilities or through an equity offering of one of its subsidiaries.

         Cash flows from operating activities. In the first quarter of 2000, cash provided by operating activities was $0.2 million. In the first quarter of 1999, cash used in operating activities was $0.9 million. In both periods, cash was used primarily to fund working capital investments. However, in 2000, non-cash addbacks for depreciation and amortization and increases in bad debt expense completely offset the working capital investments.

         Cash flows from investing activities. In the first quarter of 2000, Kroll-O'Gara incurred $1.7 million of capital expenditures primarily related to upgrades of general information systems. In the first quarter of 1999, Kroll-O'Gara incurred capital expenditures of $4.0 million primarily related to the acquisition and implementation of two new enterprise systems, one at its Security Products and

Services Group and one at its Investigations and Intelligence Group. In 1999, Kroll-O'Gara sold $3.7 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $0.5 million and $0.6 million for the three months ended March 31, 1999 and 2000, respectively.

         Cash flows from financing activities. In the first three months of 2000, cash used by financing activities was $2.1 million and was the result of unfavorable foreign currency translation adjustments. Cash used in financing activities for the first three months of 1999 was $0.3 million and was a result of unfavorable foreign currency translation adjustments, net of proceeds provided by the exercise of stock options and warrants.

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

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At March 31, 2000, ten such contracts, maturing between June 2000 and January 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $17.9 million and $1.4 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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

     Forward-Looking Statements. This quarterly report contains statements which Kroll-O'Gara believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements are based upon management's estimates, assumptions and projections and are subject to substantial risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things: contract delays, reductions or cancellations; cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; various political and economic risks of conducting business outside the United States, including foreign economic conditions and currency rate fluctuations; changes in laws and regulations; adjustments associated with percentage-of-completion accounting; inability of subcontractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher-than-anticipated costs of financing the business; loss of senior personnel; and changes in general level of business activity.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. In amended complaints, plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone Capital Partners III and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of the Company and also seek class certification. On behalf of Kroll-O'Gara and the putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The defendants believe that the allegations in the complaints are wholly meritless and will defend the suits vigorously.

         Kroll-O'Gara has learned that an individual has filed a qui tam suit, which is under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. Section 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendors' alleged failure to have certified welders. Kroll-O'Gara strongly disputes the Government's contention against it and will vigorously contest the Government's claims.

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

ITEM 6. EXHIBITS

     (a) Exhibits

         10.1  Third Amendment to Loan Agreement

         27    Financial Data Schedule (Edgar version only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 22nd day of May, 2000.


                                        THE KROLL-O'GARA COMPANY



                                        By   /s/ Nicholas P. Carpinello

                                            Nicholas P. Carpinello
                                            Controller and Treasurer