Form 10-Q
period 2000-06-30
KROLL O GARA CO
filed 2000-08-18
CIK 1020476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                   22,309,610
        (SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 2000)

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION

         ITEM 1:           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets (unaudited) as of
                           December 31, 1999 and June 30, 2000 ..........................      1

                           Consolidated Statements of Operations (unaudited) for
                           the three and six months ended June 30, 1999 and 2000 ........      3

                           Consolidated Statements of Cash Flows (unaudited)
                           for the six months ended June 30, 1999 and 2000 ..............      4

                           Notes to Consolidated Unaudited Financial Statements .........      5

         ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ..........................     12

PART II - OTHER INFORMATION .............................................................     23

         ITEM 1:  LEGAL PROCEEDINGS .....................................................     23

         ITEM 6:  EXHIBITS ..............................................................     23

         SIGNATURES .....................................................................     24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                                    DECEMBER 31,          JUNE 30,
                                                                                                       1999                 2000
                                                                                                    ------------        -----------
ASSETS
Current Assets:
     Cash and equivalents (Note 7)                                                                  $     13,835        $     6,260
     Trade accounts receivable, net of allowance for doubtful accounts of $4,779
       and $4,370 at December 31, 1999 and June 30, 2000, respectively                                    68,017             68,683
     Unbilled revenues                                                                                    18,034             22,548
     Related party receivables                                                                             2,096              2,792
     Costs and estimated earnings in excess of billings on uncompleted contracts                          24,160             15,241
     Inventories (Note 8)                                                                                 26,264             30,587
     Prepaid expenses and other                                                                           11,579             10,201
     Deferred tax asset                                                                                      824                824
                                                                                                    ------------        -----------
                  Total current assets                                                                   164,809            157,136
                                                                                                    ------------        -----------

Property, Plant and Equipment, at cost
     Land                                                                                                  2,164              2,140
     Buildings and improvements                                                                            8,587              8,379
     Leasehold improvements                                                                                7,452              8,081
     Furniture and fixtures                                                                               10,131             11,258
     Machinery and equipment                                                                              36,769             39,699
                                                                                                    ------------        -----------
                                                                                                          65,103             69,557
     Less: accumulated depreciation                                                                      (26,195)           (29,735)
                                                                                                    ------------        -----------
                                                                                                          38,908             39,822
                                                                                                    ------------        -----------

Databases, net of accumulated amortization of $26,187 and $27,853 at December 31,
     1999 and June 30, 2000, respectively                                                                  9,696             10,083

Costs in Excess of Assets Acquired and Other Intangible Assets, net of accumulated amortization of $9,028 and $10,798 at December 31, 1999 and June 30,
      2000, respectively                                                                                  81,676             79,077

 Other Assets:
     Other assets                                                                                          4,304              4,553
                                                                                                    ------------        -----------
                                                                                                          95,676             93,713
                                                                                                    ------------        -----------
                                                                                                    $    299,393        $   290,671
                                                                                                    ============        ===========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                         DECEMBER 31,        JUNE 30,
                                                                                             1999              2000
                                                                                          ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank lines of credit (Note 5)                                                        $   26,583        $   37,422
     Current portion of long-term debt                                                         3,737             1,806
     Trade accounts payable                                                                   38,823            34,099
     Billings in excess of costs and estimated earnings on uncompleted contracts                 361               486
     Accrued liabilities                                                                      28,299            23,137
     Customer deposits                                                                         4,196             4,586
     Income taxes currently payable                                                              768             1,606
                                                                                          ----------        ----------
                  Total current liabilities                                                  102,767           103,142
                                                                                          ----------        ----------

Other Long-Term Liabilities                                                                    2,673             1,894

Deferred Income Taxes                                                                          1,821             1,821

Long-Term Debt, net of current portion                                                        36,264            36,580
                                                                                          ----------        ----------
                  Total liabilities                                                          143,525           143,437

Shareholders' Equity (Note 1):
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                     -                 -
     Common stock, $.01 par value, 50,000,000 shares authorized, 22,255,510 and
       22,309,610 shares issued and outstanding at December 31, 1999 and June
       30, 2000, respectively                                                                    223               223
     Additional paid-in capital                                                              170,102           170,026
     Retained deficit                                                                        (12,640)          (17,300)
     Deferred compensation                                                                    (1,630)           (1,218)
     Accumulated other comprehensive loss                                                       (187)           (4,497)
                                                                                          ----------        ----------
                  Total shareholders' equity                                                 155,868           147,234
                                                                                          ----------        ----------
                                                                                          $  299,393        $  290,671
                                                                                          ==========        ==========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------     ------------------------------
                                                                        1999            2000             1999              2000
                                                                    -----------     ------------     ------------      ------------
  NET SALES                                                         $     80,542    $     78,275     $    152,041      $    163,049
  COST OF SALES                                                           48,307          50,607           93,553           104,711
                                                                    ------------    ------------     ------------      ------------
          Gross profit                                                    32,235          27,668           58,488            58,338

  OPERATING EXPENSES:
       Selling and marketing expenses                                      7,027           7,298           13,302            14,624
       General and administrative expenses                                16,333          20,312           29,579            40,917
       Separation expenses (Note 11)                                          --             676               --               676
       Failed merger expenses (Note 11)                                       --             680               --             2,000
       Merger expenses (Note 3)                                            2,886             348            3,094               438
       Restructuring expense (Note 2)                                      3,856              --            4,364                --
                                                                    ------------    ------------     ------------      ------------
          Operating income (loss)                                          2,133          (1,646)           8,149              (317)
                                                                    ------------    ------------     ------------      ------------

  OTHER INCOME (EXPENSE):
       Interest expense                                                     (847)         (1,498)          (1,875)           (2,872)
       Other, net                                                           (245)            (35)              70               (91)
                                                                    ------------    ------------     ------------      ------------
          Income (loss) before provision for income taxes and
            cumulative effect of change in accounting principle            1,041          (3,179)           6,344            (3,280)

       Provision for income taxes                                            776           1,102            2,773             1,380
                                                                    ------------    ------------     ------------      ------------
          Income (loss) before cumulative effect of change in
            accounting principle                                             265          (4,281)           3,571            (4,660)

       Cumulative effect of change in accounting principle,
            net of applicable tax benefit of $408 (Note 6)                    --              --             (778)               --
                                                                    ------------    ------------     ------------      ------------
          Net income (loss)                                         $        265    $     (4,281)    $      2,793      $     (4,660)
                                                                    ------------    ------------     ------------      ------------

  Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment, net of $1,784
            and $2,530 tax benefit, respectively                                                           (3,171)           (4,497)
                                                                                                     ------------      ------------
          Other comprehensive loss                                                                         (3,171)           (4,497)
                                                                                                     ------------      ------------
          Comprehensive loss                                                                         $       (378)     $     (9,157)
                                                                                                     ============      ============


 PER SHARE DATA:
 BASIC EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                     $       0.01    $      (0.19)    $       0.13      $      (0.21)
                                                                    ============    ============     ============      ============

      Weighted Average Shares Outstanding                             21,891,216      22,278,378       21,815,388        22,267,065
                                                                    ============    ============     ============      ============

 DILUTED EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                     $       0.01    $     (0 .19)    $       0.12      $      (0.21)
                                                                    ============    ============     ============      ============

      Weighted Average Shares Outstanding                             22,480,451      22,278,378       22,547,934        22,267,065
                                                                    ============    ============     ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 7)
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                              JUNE 30,      JUNE 30,
                                                                                                1999          2000
                                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $  2,793      $ (4,660)
     Adjustments to reconcile net income (loss) to net cash used in operating activities-
         Depreciation and amortization                                                           6,034         8,142
         Bad debt expense                                                                          806         2,222
         Noncash compensation expense                                                              514           273
     Change in assets and liabilities, net of effects of acquisitions and dispositions-
         Receivables - trade and unbilled                                                      (12,098)       (7,266)
         Costs and estimated earnings in excess of billings on uncompleted contracts             2,976         8,919
         Income tax receivable                                                                    (327)           --
         Inventories, prepaid expenses and other assets                                            217        (2,528)
         Accounts payable and income taxes currently payable                                   (10,608)       (3,886)
         Billings in excess of costs and estimated earnings on uncompleted contracts               (94)          125
         Amounts due to/from related parties                                                    (1,027)         (696)
         Customer deposits                                                                      (1,024)          390
         Accrued liabilities                                                                     6,374        (5,177)
         Long-term liabilities                                                                   1,862          (779)
                                                                                              --------      --------
                  Net cash used in operating activities                                         (3,602)       (4,921)
                                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                            (9,325)       (4,892)
     Additions to databases                                                                     (1,843)       (2,249)
     Acquisitions, net of cash acquired                                                        (12,015)         (263)
     Sale of marketable securities                                                              12,007            --
                                                                                              --------      --------
                  Net cash used in investing activities                                        (11,176)       (7,404)
                                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank lines of credit                                                  20,808        10,839
     Payments of long-term debt                                                                   (881)       (1,840)
     Proceeds from exercise of stock options                                                       964            61
     Foreign currency translation                                                               (2,719)       (4,068)
                                                                                              --------      --------
                  Net cash provided by financing activities                                     18,172         4,992
                                                                                              --------      --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  3,394        (7,333)

Effects of foreign currency exchange rates on cash                                                (450)         (242)
                                                                                              --------      --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                       14,041        13,835
                                                                                              --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                                           $ 16,985      $  6,260
                                                                                              ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 2000


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K for the year ended December 31, 1999.

(2) RESTRUCTURING OF OPERATIONS

         In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. Including the first quarter 1999 charge of $0.5 million, the total non-recurring, pre-tax restructuring charge associated with the Plan was $4.4 million. Total payments or writeoffs made pursuant to the Plan through June 30, 2000 were $3.5 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The principal elements of the restructuring plan are the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge, including accrued balances, as of June 30, 2000 are as follows:

                     DESCRIPTION                        EXPENSE      ACCRUAL
-----------------------------------------------------   -------      -------
                                                       (DOLLARS IN THOUSANDS)
       Severance and related costs                      $ 3,116       $ 369
       Writedown of property, plant and equipment           150           -
       Lease termination costs                            1,064         498
       Other                                                 34           -
                                                        -------       -----
                                                        $ 4,364         867
                                                        =======
       Less - Current portion                                           560
                                                                      -----
                                                                      $ 307
                                                                      =====

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

         In 2000, Kroll-O'Gara recorded a charge to operating expenses of approximately $0.4 million ($0.02 per diluted share) for integration related costs. These costs relate primarily to mergers and acquisitions completed in 1999.

         On May 16, 2000, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of The Search Is On, Inc., a corporation doing business in Nashville, Tennessee. The purchase price of $0.6 million was satisfied with cash of $0.4 million and a note payable of $0.2 million to the former owner. The acquisition has been accounted for as a purchase and was effective on May 16, 2000. Goodwill related to this transaction was approximately $0.4 million which is being amortized over 25 years. The Search Is On specializes in obtaining public records information for utilization in providing background investigation to clients. Its revenues are included in Kroll-O'Gara's Investigations and Intelligence Group.

         On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of The Buchler Phillips Group, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and was effective on April 1, 1999. Goodwill related to this transaction was approximately $20.7 million which is being amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

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

(4) EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended June 30, 1999 (in thousands, except per share data):

                                                     THREE MONTHS ENDED JUNE 30, 1999
                                                -------------------------------------------
                                                  INCOME           SHARES         PER-SHARE
                                                (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                -----------     -------------     ---------
           Basic EPS                              $   265          21,891          $  0.01
                                                                                   =======
           Effect of dilutive securities:
             Options                                   --             570
             Warrants                                  --               1
             Restricted Stock                          --              18
                                                  -------          ------
           Diluted EPS                            $   265          22,480          $  0.01
                                                  =======          ======          =======

                                                       SIX MONTHS ENDED JUNE 30, 1999
                                                -------------------------------------------
                                                  INCOME           SHARES         PER-SHARE
                                                (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                -----------     -------------     ---------
             Basic EPS                           $   2,793         21,815          $  0.13
                                                                                   =======
             Effect of dilutive securities:
               Options                                  --            708
               Warrants                                 --              3
               Restricted Stock                         --             22
                                                 ---------         ------
             Diluted EPS                         $   2,793         22,548          $  0.12
                                                 =========         ======          =======


         As a result of the net loss recorded for the three and six months ended June 30, 2000, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

         Basic and diluted earnings per share based on income before cumulative effect of change in accounting principle were $0.16 for the six months ended June 30, 1999. The basic and diluted per share impact of the change in accounting principle was $0.03 and $0.04, respectively.

(5) DEBT

(a) Amendment of Credit Facility

         On May 12, 2000, Kroll-O'Gara amended its credit agreement to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until September 30, 2000, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $34.3 million at December 31, 1999 and June 30, 2000, respectively.

         This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Pursuant to the amended credit agreement, certain of these financial ratios were revised. Kroll-O'Gara was not in compliance with certain of these covenants at June 30, 2000. All such events of non-compliance were subsequently waived by the lender.

(b) Senior unsecured notes payable

         Kroll-O'Gara's $35.0 million of senior unsecured notes payable also contains financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. Kroll-O'Gara was not in compliance with the fixed charge coverage ratio at June 30, 2000. This event of non-compliance was subsequently waived by the lenders.

 (6) NEW PRONOUNCEMENTS

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has nine forward contracts in place in association with demand notes from two subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

         In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on financial position or the results of operations.

(7) SUPPLEMENTAL CASH FLOW DISCLOSURE

         Cash equivalents consist of all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. Kroll-O'Gara invests excess cash in overnight repurchase agreements, which are government collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

                                                                                      1999       2000
                                                                                    -------    -------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
       Cash paid for taxes                                                          $ 3,680    $   991
       Cash paid for interest                                                       $ 1,949    $ 2,708
       Non-cash activity:
       Fair value of stock issued in connection with acquisition of Buchler
           Phillips                                                                 $ 8,011    $     -
       Deferred compensation related to options and restricted stock                $ 1,572    $     -


(8) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                 DECEMBER 31,      JUNE 30,
             INVENTORY CATEGORY                      1999            2000
             ------------------                  ------------      --------
                                                   (dollars in thousands)
       Raw materials                               $ 14,495       $  19,437
       Vehicle costs and work-in-process             11,769          11,150
                                                   --------       ---------
               Total inventory                     $ 26,264       $  30,587
                                                   ========       =========


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

         Kroll-O'Gara has entered into nine foreign currency exchange contracts to hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries that are denominated in the foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount that they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At June 30, 2000, the total notional amount of the contracts, which mature between July 2000 and January 2002, is $17.9 million. Kroll-O'Gara's foreign currency translation adjustment component of shareholder's equity was increased by $0.9 million in the six months ended June 30, 2000 as a result of these agreements.

         Kroll-O'Gara has estimated the fair value of the foreign exchange contracts based on information obtained from the counterparty of the amount Kroll-O'Gara would receive at June 30, 2000 in order to terminate the agreements. As of June 30, 2000, Kroll-O'Gara would have received approximately $1.8 million upon cancellation of all contracts.

(10) SEGMENT DATA

         During 1999 and 2000, Kroll-O'Gara operated in four business segments, the Security Products and Services Group, the Investigations and Intelligence Group, the Voice and Data Communications Group and the Information Security Group.

         The following summarizes information about the Company's business segments:


                                           SECURITY    INVESTIGATIONS
                                         PRODUCTS AND       AND         VOICE AND DATA  INFORMATION
                                           SERVICES     INTELLIGENCE    COMMUNICATIONS   SECURITY
                                            GROUP          GROUP            GROUP          GROUP           OTHER       CONSOLIDATED
                                          ---------      ---------      ---------        ---------       ---------      ---------
                                                                    (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 1999
Net sales to unaffiliated customers       $  28,755      $  46,487      $   4,029        $   1,271       $      --      $  80,542
                                          =========      =========      =========        =========       =========      =========
Gross profit                              $  10,001      $  21,319      $     268        $     647       $      --      $  32,235
                                          =========      =========      =========        =========       =========      =========
Operating income (loss)                   $   5,799      $   1,572      $    (435)       $     (41)      $  (4,762)     $   2,133
                                          =========      =========      =========        =========       =========      =========

THREE MONTHS ENDED JUNE 30, 2000
Net sales to unaffiliated customers       $  24,298      $  48,991      $   4,039        $     947       $      --      $  78,275
                                          =========      =========      =========        =========       =========      =========
Gross profit                              $   5,585      $  21,204      $     746        $     133       $      --      $  27,668
                                          =========      =========      =========        =========       =========      =========
Operating income (loss)                   $   1,640      $   3,857      $      56        $  (2,321)      $  (4,878)     $  (1,646)
                                          =========      =========      =========        =========       =========      =========

SIX MONTHS ENDED JUNE 30, 1999
Net sales to unaffiliated customers       $  57,475      $  84,623      $   7,463        $   2,480       $      --      $ 152,041
                                          =========      =========      =========        =========       =========      =========
Gross profit                              $  18,576      $  37,822      $     823        $   1,267       $      --      $  58,488
                                          =========      =========      =========        =========       =========      =========
Operating income (loss)                   $   9,544      $   5,818      $    (633)       $     123       $  (6,703)     $   8,149
                                          =========      =========      =========        =========       =========      =========

SIX MONTHS ENDED JUNE 30, 2000
Net sales to unaffiliated customers       $  54,650      $  98,001      $   8,588        $   1,810       $      --      $ 163,049
                                          =========      =========      =========        =========       =========      =========
Gross profit                              $  14,184      $  43,023      $   1,372        $    (241)      $      --      $  58,338
                                          =========      =========      =========        =========       =========      =========
Operating income (loss)                   $   5,191      $   8,925      $    (122)       $  (4,704)      $  (9,607)     $    (317)
                                          =========      =========      =========        =========       =========      =========
Identifiable assets at June 30, 2000      $  99,783      $ 159,300      $  10,762        $   4,907       $      --      $ 274,752
                                          =========      =========      =========        =========       =========
Corporate assets                                                                                                           15,919
                                                                                                                        ---------
     Total assets at June 30, 2000                                                                                      $ 290,671
                                                                                                                        =========


(11) FAILED MERGER AND PROPOSED SEPARATION OF BUSINESS

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed recapitalization merger in the six months ended June 30, 2000 were approximately $2.0 million ($0.09 per diluted share) and consisted primarily of fees for attorneys, accountants, travel and other related charges.

         On July 26, 2000, Kroll-O'Gara announced tentative plans to separate its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two distinct companies. Completion of the transaction, which is expected in the fourth quarter of 2000 or first quarter of 2001, is pending receipt of favorable tax rulings and relevant stockholder approvals. When the separation is completed, Kroll-O'Gara's stockholders will own shares in two publicly-traded companies. Costs associated with this separation in the six months ended June 30, 2000 were approximately $0.7 million ($0.03 per diluted share) and consisted primarily of fees for attorneys, accountants and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in the second half of 2000.

(12) DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

         On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group pursuant to several outside expressions of interest to purchase this business. In May 2000, Kroll-O'Gara terminated all then pending negotiations to sell this business due to an inability to agree to terms of a sale with outside third parties. Accordingly, the results of operations of the Voice and Data Communications Group for all prior periods have been reclassified from discontinued operations to continuing operations.

         Kroll-O'Gara had not anticipated a loss on disposal of the Voice and Data Communications Group and, accordingly, had not recorded any estimated loss on disposal. Kroll-O'Gara continues to monitor the potential for impairment of the net assets of this Group and will record impairment reserves as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes that no impairment existed at June 30, 2000.

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

RECENT DEVELOPMENTS

Failed Merger and Proposed Separation of Business

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

         On July 26, 2000, Kroll-O'Gara announced tentative plans to separate its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two distinct companies. Completion of the transaction, which is expected in the fourth quarter of 2000 or first quarter of 2001, is pending receipt of favorable tax rulings and relevant stockholder approvals. When the separation is completed, Kroll-O'Gara's stockholders will own shares in two publicly-traded companies. Each of these companies will continue to hold an equity interest in the Information Security Group, Securify, Inc., which will operate as a private company under separate management. This will result in each of Kroll-O'Gara's Groups, other than the Voice and Data Communications Group being stand-alone companies. Costs associated with this separation in the six months ended June 30, 2000 were approximately $0.7 million ($0.03 per diluted share) and consisted primarily of fees for attorneys, accountants and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in the second half of 2000. The possible effects of this transaction on Kroll-O'Gara's future business, financial condition, results of operations and cash flow currently are unknown.

Discontinued Operations Subsequently Retained

         On April 28, 1999, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group pursuant to several outside expressions of interest to purchase this business. In May 2000, Kroll-O'Gara terminated all then pending negotiations to sell this business to outside third parties. Accordingly, the results of operations of the Voice and Data Communications Group for all prior periods have been reclassified from discontinued operations to continuing operations. See Note 12 to the Notes to Consolidated Unaudited Financial Statements for more information.

Restructuring of Security Products and Services Group Operations

         In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group began implementation of a plan to reduce costs on a post separation basis and estimates a total non-recurring pre-tax restructuring charge of less than $1.0 million. The primary component of the restructuring charge is severance related to the termination of employees.

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

         Other Acquisitions. Kroll-O'Gara completed several acquisitions in 1999 and 2000, some of which were accounted for as pooling of interests and others which were accounted for as purchases.

         On May 16, 2000, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of The Search Is On, Inc., a corporation doing business in Nashville, Tennessee. The purchase price of $0.6 million was satisfied with cash of $0.4 million and a note payable of $0.2 million to the former owner. The acquisition has been accounted for as a purchase and was effective on May 16, 2000. Goodwill related to this transaction was approximately $0.4 million which is being amortized over 25 years. The Search Is On specializes in obtaining public records information for utilization in providing background investigation to clients. Its revenues are included in Kroll-O'Gara's Investigations and Intelligence Group.

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

         On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of The Buchler Phillips Group, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and was effective on April 1, 1999. Goodwill related to this transaction was approximately $20.8 million, which will be amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

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

RESTRUCTURING OF OPERATIONS

         Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations was a strategic initiative for Kroll-O'Gara's management in 1999. As part of this initiative, management evaluated its business segments to ensure that its core businesses within the segments are operating efficiently. In 1998, most of the businesses were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses. In 1997, the Security Products and Services Group completed several acquisitions as well. In evaluating the operations of this Group, management concluded that a cost savings initiative was required and would be achieved largely through operating process improvements and a corresponding decrease in personnel.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                 --------------------------     ------------------------
                                                    1999           2000           1999           2000
                                                   ------         ------         ------         ------
Security Products and Services
    Military                                         8.8%           8.9%          11.7%           9.4%
    Commercial                                      26.9%          22.1%          26.1%          24.1%
Investigations and Intelligence                     57.7%          62.6%          55.7%          60.1%
Voice and Data Communications                        5.0%           5.2%           4.9%           5.3%
Information Security                                 1.6%           1.2%           1.6%           1.1%
                                                   ------         ------         ------         ------

               Total net sales                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                       60.0           64.7           61.5           64.2
                                                   ------         ------         ------         ------
        Gross profit                                40.0           35.3           38.5           35.8

Operating expenses:
    Selling and marketing                            8.7            9.3            8.7            9.0
    General and administrative                      20.3           25.9           19.5           25.1
    Separation expenses                               --            0.9             --            0.4
    Failed merger expenses                            --            0.9             --            1.2
    Merger expenses                                  3.6            0.4            2.0            0.3
    Restructuring charge                             4.8             --            2.9             --
                                                   ------         ------         ------         ------
        Operating income (loss)                      2.6           (2.1)           5.4           (0.2)
Other income (expense):
    Interest expense                                (1.1)          (1.9)          (1.2)          (1.8)
    Other, net                                      (0.3)            --             --           (0.1)
                                                   ------         ------         ------         ------
Income (loss) before provision for income
   taxes and cumulative effect of
   accounting change                                 1.3           (4.1)           4.2           (2.0)
   Provision for income taxes                        1.0            1.4            1.8            0.8
                                                   ------         ------         ------         ------

Income (loss) before cumulative effect of
   accounting change                                 0.3           (5.5)           2.3           (2.9)
Cumulative effect of accounting change, net
   of tax benefit                                     --             --           (0.5)            --
                                                   ------         ------         ------         ------

Net income (loss)                                    0.3%          (5.5)%          1.8%          (2.9)%
                                                   ======         =======        ======         =======

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         NET SALES. Net sales for the three months ended June 30, 2000 decreased $2.3 million, or 3%, from $80.5 million in 1999 to $78.3 million in 2000.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended June 30, 2000 decreased $4.5 million, or 16%, from $28.8 million in 1999 to $24.3 million in 2000. The decrease results from a decrease in net sales of commercial products and services of $4.4 million, or 20%, from $21.7 million in 1999 to $17.3 million in 2000. In the second quarter of 2000, production and net sales for commercial armoring decreased due to a lag between completing one U.S. government contract at the end of the first quarter of 2000 and beginning a new contract in the third quarter of 2000. In addition, in a certain foreign location, net sales in the second quarter of 2000 decreased because base units needed to start production on signed contracts were not available due to recalls by the original equipment manufacturer in order to fix certain safety defects.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which decreased $0.1 million, or 1%, from $7.1 million in 1999 to $7.0 million in 2000.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $2.5 million, or 5%, from $46.5 million in the second quarter of 1999 to $49.0 million in 2000. This increase primarily stems from internal growth in the Group's Business Investigations and Intelligence and Corporate Services practices.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group remained approximately the same at $4.0 million in the second quarter of 2000 compared to the second quarter of 1999.

         Information Security Group. Net sales for the Information Security Group decreased $0.3 million, or 26%, from $1.3 million in 1999 to $0.9 million in 2000. Net sales decreased due to a continuing focus on development of this Group's service capabilities and the related inability to establish a firm customer base until the development of the business is complete.

         COST OF SALES. Cost of sales for the three months ended June 30, 2000 increased $2.3 million, or 5%, from $48.3 million in 1999 to $50.6 million in 2000. The increase in cost of sales was primarily due to increased employee compensation costs and subcontractor fees associated with generating professional fee revenue in the Investigations and Intelligence Group. Gross margin was 35.3%, as compared with 40.0% for the same period in 1999.

         Gross margin for the Security Products and Services Group decreased approximately 11.8 percentage points from 34.8% in 1999 to 23.0% in 2000. This decrease is a result of increased fixed costs as a percentage of total net sales. In the second quarter of 2000, production and net sales for commercial armoring decreased due to a lag between completing one U.S. government contract at the end of the first quarter of 2000 and beginning a new contract in the third quarter of 2000. In addition, new vehicle models caused additional costs as prototypes for the new models had to be completed before full production could begin. All prototype costs were expensed as incurred. In the second quarter of 1999, there were no prototype expenses. In addition, commercial armoring margins were impacted by the previously mentioned original equipment manufacturer recalls as well as competitive pricing pressures and pricing concessions necessitated by poor foreign economic conditions in certain locations.

         Gross margin decreased approximately 2.6 percentage points from 45.9% in 1999 to 43.3% in 2000 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

         Gross margin for the Voice and Data Communications Group increased 11.7 percentage points from 6.7% in 1999 to 18.4% in 2000. This increase relates to a change in sales mix from 1999 to 2000. In 1999, sales were based exclusively on sales of the Group's navigation and satellite communication products. Due to softness in the market at the time, these sales were at much lower margins than had previously been achieved. In 2000, the Group continued work on a large foreign satellite communications integration contract received in the fourth quarter of 1999. Because the contract involved integration services as well as equipment, sales and gross margin were higher than product sales alone.

         OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2000 decreased $0.8 million, or 3%, from $30.1 million in 1999 to $29.3 million in 2000. The decrease is due to a decrease in non-recurring expenses of $5.0 million, from $6.7 million in 1999 to $1.7 million in 2000. Non-recurring charges in 2000 consist of approximately $0.7 million of costs associated with the failed recapitalization merger with Blackstone as well as $0.7 million of costs associated with the separation of Kroll-O'Gara's Security Products and Services Group and Investigations and Intelligence Group. In addition, $0.3 million of costs relate to additional merger integration costs associated with the acquisitions completed in 1999. In 1999, non-recurring expenses included $2.9 million of merger-related expenses primarily for the Background America merger as well as a restructuring charge of $3.9 million.

         Excluding non-recurring expenses, operating expenses increased $4.2 million. Included in this increase were $0.5 million for depreciation and amortization of fixed and intangible assets, including goodwill, and $0.6 million for bad debt expense. In the second quarter of 2000, slow customer payments prompted Kroll-O'Gara's Investigations and Intelligence Group to increase its reserve for uncollectible accounts receivable. In addition, operating expenses in the Information Security Group increased $1.6 million as a result of the continuing focus on development of this Group's software products capabilities including an increase in professional support personnel to support the increased development. The remaining increase relates to an increase in expenses related to the additional legal, accounting, insurance and information system costs required to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         As a percent of net sales, operating expenses, before non-recurring charges, increased from 29.0% in 1999 to 35.2% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to develop the Information Security Group's software products capabilities and to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 increased $0.7 million, or 77%, from $0.8 million in 1999 to $1.5 million in 2000. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. For most of the second quarter of 1999, Kroll-O'Gara had excess funds as a result of a public offering of stock completed in May 1998 and no additional borrowings were required on the revolving credit facility until the purchase of Buchler Phillips on June 3, 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 2000 was $1.1 million compared to $0.8 million in 1999. Despite a pre-tax loss in the second quarter of 2000, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain foreign jurisdictions realized losses in the second quarter of 2000 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         NET SALES. Net sales for the six months ended June 30, 2000 increased $11.0 million, or 7%, from $152.0 million in 1999 to $163.0 million in 2000.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the six months ended June 30, 2000 decreased $2.8 million, or 5%, from $57.5 million in 1999 to $54.7 million in 2000. The decrease results from a decrease in net sales of military products and services of $2.6 million, or 14%, from $17.9 million in 1999 to $15.3 million in 2000. The decrease in net sales of military products and services was a result of the completion in the fourth quarter of 1999 of a contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). The 738 Contract which began in 1998 resulted in higher levels of production and net sales as a result of an aggressive delivery schedule required by the U.S. Air Force. In 2000, Kroll-O'Gara's military product sales were based solely on a newer contract for 245 Up-Armored HMMWVs, which does not provide for an aggressive delivery schedule.

         Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which decreased $0.3 million, or 1%, from $39.6 million in 1999 to $39.4 million in 2000. In a certain foreign location, net sales in the second quarter of 2000 decreased because base units needed to start production on signed contracts were not available due to recalls by the original equipment manufacturer in order to fix certain safety defects.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $13.4 million, or 16%, from $84.6 million in 1999 to $98.0 million in 2000. A portion of this increase is a result of the Buchler Phillips acquisition completed for the Group in the second quarter of 1999. Excluding purchase acquisitions, sales increased $8.4 million. This increase primarily stems from internal growth in the Group's Business Investigations and Intelligence and Corporate Services practices.

         Voice and Data Communications Group. Net sales for the Voice and Data Communications Group increased $1.1 million, or 15%, from $7.5 million in 1999 to $8.6 million in 2000. The increase in net sales is a result of a large foreign satellite communications integration contract received in the fourth quarter of 1999. In addition, the Group focused efforts on reducing its inventory of satellite communications equipment in order to improve cash flow and offered slightly discounted prices in order to move certain inventory.

         Information Security Group. Net sales for the Information Security Group decreased $0.7 million, or 27%, from $2.5 million in 1999 to $1.8 million in 2000. Net sales decreased due to a continuing focus on development of this Group's service capabilities and the related inability to establish a firm customer base until the development of the business is complete.

         COST OF SALES. Cost of sales for the six months ended June 30, 2000 increased $11.2 million, or 12%, from $93.6 million in 1999 to $104.7 million in 2000. The increase in cost of sales was partially due to the Buchler Phillips acquisition completed in the second quarter of 1999. Excluding this acquisition, cost of sales increased $8.2 million. This increase in cost of sales was primarily due to increased employee compensation costs and subcontractor fees associated with generating professional fee revenue in the Investigations and Intelligence Group. Gross margin for the six months ended June 30, 2000 was 35.8%, as compared with 38.5% for the same period in 1999.

         Gross margin for the Security Products and Services Group decreased approximately 6.3 percentage points from 32.3% in 1999 to 26.0% in 2000. In the second quarter of 2000, new vehicle models caused additional costs as prototypes for the new models had to be completed before full production could begin. All prototype costs were expensed as incurred. In 1999, there were no prototype expenses. In addition, commercial armoring margins were impacted by the previously mentioned original equipment manufacturer recalls as well as competitive pricing pressures and pricing concessions necessitated by poor foreign economic conditions in certain locations.

         Gross margin decreased approximately 0.8 percentage points from 44.7% in 1999 to 43.9% in 2000 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

         Gross margin for the Voice and Data Communications Group increased 5.0 percentage points from 11.0% in 1999 to 16.0% in 2000. This increase relates to a change in sales mix from 1999 to 2000. In 1999, sales were based exclusively on sales of the Group's navigation and satellite communication products. Due to softness in the market at the time, these sales were at much lower margins than had previously been achieved. In 2000, the Group continued work on a large foreign satellite communications integration contract received in the fourth quarter of 1999. Because the contract involved integration services as well as equipment, sales and gross margin were higher than product sales alone.

         OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2000 increased $8.3 million, or 17%, from $50.3 million in 1999 to $58.7 million in 2000. This increase is despite a decrease in non-recurring expenses of $4.3 million, from $7.5 million in 1999 to $3.1 million in 2000. Non-recurring charges in 2000 consist of approximately $2.0 million of costs associated with the failed recapitalization merger with Blackstone as well as $0.7 million of costs associated with the separation of Kroll-O'Gara's Security Products and Services Group and Investigations and Intelligence Group. In addition, $0.4 million of costs relate to additional merger integration costs associated with the acquisitions completed in 1999. In 1999, non-recurring expenses included $3.1 million of merger-related expenses primarily for the Background America merger as well as a restructuring charge of $4.4 million.

         Excluding non-recurring expenses, operating expenses increased $12.7 million. Approximately $1.6 million of this increase is due to operating expenses incurred by Buchler Phillips in the first quarter of 2000. The Buchler Phillips acquisition was not completed until the second quarter of 1999 and its operating expenses are not included in Kroll-O'Gara's historical financial information until the effective date of the acquisition, April 1, 2000. Also included in this increase were $2.1 million for depreciation and amortization of fixed and intangible assets, including goodwill, and $1.4 million for bad debt expense. In the first six months of 2000, slow customer payments as well as several customer bankruptcies prompted Kroll-O'Gara's Investigations and Intelligence Group to increase its reserve for uncollectible accounts receivable. In addition, operating expenses in the Information Security Group increased $3.3 million as a result of the continuing focus on development of this Group's software products capabilities including an increase in professional and support personnel to support the increased development. The remaining increase relates to an increase in expenses related to the additional legal, accounting, insurance and information system costs required to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         As a percent of net sales, operating expenses, before non-recurring charges, increased from 28.2% in 1999 to 34.1% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to develop the Information Security Group's software products capabilities and to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 increased $1.0 million, or 53%, from $1.9 million in 1999 to $2.9 million in 2000. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. For most of the first six months of 1999, Kroll-O'Gara had excess funds as a result of a public offering of stock completed in May 1998 and no additional borrowings were required on the revolving credit facility until the purchase of Buchler Phillips on June 3, 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2000 was $1.4 million compared to $2.8 million in 1999. Despite a pre-tax loss in the first six months of 2000, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain foreign jurisdictions realized losses during the first six months of 2000 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

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

         Credit Facility. On May 12, 2000, Kroll-O'Gara amended its credit agreement to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until September 30, 2000, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime, or, at Kroll-O'Gara's option, LIBOR plus 1.75%. On September 30, 2000, advances under the revolving line of credit will bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $34.3 million at December 31, 1999 and June 30, 2000, respectively.

         This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Pursuant to the amended credit agreement, certain of these financial ratios were revised. Kroll-O'Gara was not in compliance with certain of these covenants at June 30, 2000. The lender subsequently waived all such events of non-compliance.

         Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of pound sterling
2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted pursuant to this demand note were approximately $4.0 million. Borrowings outstanding pursuant to this demand note were $3.4 million and $2.9 million, respectively, as translated at December 31, 1999 and June 30, 2000.

         Kroll-O'Gara's $35.0 million of senior unsecured notes payable also contains financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. Kroll-O'Gara was not in compliance with the fixed charge coverage ratio at June 30, 2000. The lenders subsequently waived this event of non-compliance.

         As described above, Kroll-O'Gara will explore structuring a series of transactions that would result in a separation into two public companies of its principal business groups. Kroll-O'Gara cannot predict at this time what the effect of such a transaction would be on its funding requirements. However, without giving effect to any such transaction, additional sources of capital will be required to supplement operating cash flow for the next twelve months either through amending and increasing Kroll-O'Gara's credit facilities or through an equity offering of one of its subsidiaries. Management is currently in discussions with its banks to provide financing subsequent to the separation.

         Cash flows from operating activities. Cash used in operating activities increased from $3.6 million in the first six months of 1999 to $4.9 million in 2000. In 1999, cash was used primarily to fund working capital investments offset by net income. In 2000, cash was used primarily to fund Kroll-O'Gara's net loss which resulted from the net loss incurred by the Information Security Group.

         Cash flows from investing activities. In the six months ended June 30, 2000, Kroll-O'Gara incurred $4.9 million of capital expenditures primarily for upgrades of general information systems as well as additional leasehold improvements and office furniture and fixtures related to new office space in the Investigations on Intelligence Group. In the six months ended June 30, 1999, Kroll-O'Gara incurred capital expenditures of $9.3 million primarily related to the acquisition and implementation of two new enterprise systems, one at its Security Products and Services Group and one at its Investigations and Intelligence Group. In 1999, Kroll-O'Gara sold $12.0 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $1.8 million and $2.2 million for the six months ended June 30, 1999 and 2000, respectively.

         Cash flows from financing activities. Cash provided by financing activities for the first six months of 1999 was $18.2 million. In 2000, cash provided by financing activities was $5.0 million. In both periods, cash was provided by borrowings under bank lines of credit, net of repayments of long term debt.

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

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At June 30, 2000, nine such contracts, maturing between July 2000 and January 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $17.9 and $1.8 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. In amended complaints, the plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone Capital Partners III and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of the Company and also seek class certification. On behalf of Kroll-O'Gara and the putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The defendants believe that the allegations in the complaints are wholly meritless and will defend the suits vigorously.

         Kroll-O'Gara has learned that an individual has filed a qui tam suit, which is under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. Section 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendor's alleged failure to have certified welders. Kroll-O'Gara strongly disputes the Government's contention against it and will vigorously contest the Government's claims.

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

ITEM 6.  EXHIBITS

         (a)  Exhibits

              27   Financial Data Schedule (Edgar version only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of August, 2000.


                                        THE KROLL-O'GARA COMPANY



                                        By  /s/ Nicholas P. Carpinello

                                            Nicholas P. Carpinello
                                            Controller and Treasurer