Form 10-Q
period 2000-09-30
KROLL O GARA CO
filed 2000-11-20
CIK 1020476

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        Commission File Number: 000-21629


                            THE KROLL-O'GARA COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                          31-1470817
(STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

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

                                   22,310,100
                              ---------------------
           (SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2000)

================================================================================

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000


                                                                                          PAGE
                                                                                          ----

PART I - FINANCIAL INFORMATION

         ITEM 1:   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets (unaudited) as of
                   December 31, 1999 and September 30, 2000..............................    1

                   Consolidated Statements of Operations (unaudited) for
                   the three and nine months ended September 30, 1999
                   and 2000..............................................................    3

                   Consolidated Statements of Cash Flows (unaudited)
                   for the nine months ended September 30, 1999 and 2000.................    4

                   Notes to Consolidated Unaudited Financial Statements .................    5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................................   13

PART II - OTHER INFORMATION..............................................................   25

         ITEM 1:  LEGAL PROCEEDINGS......................................................   25

         ITEM 6:  EXHIBITS ..............................................................   25

         SIGNATURES......................................................................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)


                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                               1999            2000
                                                                           ------------   -------------
ASSETS
------
Current Assets:
     Cash and equivalents (Note 7)                                          $  13,835    $   8,610
     Trade accounts receivable, net of allowance for doubtful accounts of $4,779 and $5,252 at December 31, 1999 and September 30, 2000,
       respectively                                                            68,017       71,789
     Unbilled revenues                                                         18,034       22,044
     Related party receivables                                                  2,096        1,601
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                   24,160       16,570
     Inventories (Note 8)                                                      26,264       25,090
     Prepaid expenses and other                                                11,579       10,032
     Deferred tax asset                                                           824          824
                                                                            ---------    ---------
                  Total current assets                                        164,809      156,560
                                                                            ---------    ---------

Property, Plant and Equipment, at cost
     Land                                                                       2,164        2,067
     Buildings and improvements                                                 8,587        8,145
     Leasehold improvements                                                     7,452        7,919
     Furniture and fixtures                                                    10,131       11,442
     Machinery and equipment                                                   36,769       41,905
                                                                            ---------    ---------
                                                                               65,103       71,478
     Less: accumulated depreciation                                           (26,195)     (31,385)
                                                                            ---------    ---------

                                                                               38,908       40,093
                                                                            ---------    ---------

Databases, net of accumulated amortization of $26,187 and $28,718
     at December 31, 1999 and September 30, 2000, respectively                  9,696       10,398

Costs in Excess of Assets Acquired and Other Intangible Assets, net of
     accumulated amortization of $9,028 and $11,756 at December 31,
     1999 and September 30, 2000, respectively                                 81,676       78,106

 Other Assets:
     Other assets                                                               4,304        4,373
                                                                            ---------    ---------

                                                                               95,676       92,877
                                                                            ---------    ---------

                                                                            $ 299,393    $ 289,530
                                                                            =========    =========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                        1999           2000
                                                                    ------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Bank lines of credit (Note 5)                                   $  26,583    $  34,362
     Current portion of long-term debt                                   3,737        1,812
     Payable to shareholder                                               --            698
     Trade accounts payable                                             38,823       37,834
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                               361         --
     Accrued liabilities                                                28,299       29,578
     Customer deposits                                                   4,196        5,311
     Income taxes currently payable                                        768          600
                                                                     ---------    ---------
                  Total current liabilities                            102,767      110,195
                                                                     ---------    ---------

Other Long-Term Liabilities                                              2,673        1,745

Deferred Income Taxes                                                    1,821        1,821

Long-Term Debt, net of current portion                                  36,264       36,700
                                                                     ---------    ---------

                  Total liabilities                                    143,525      150,461

Shareholders' Equity (Note 1):
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
        none issued                                                       --           --
     Common stock, $.01 par value, 50,000,000 shares authorized,
        22,255,510 and 22,310,100 shares issued and outstanding
        at December 31, 1999 and September 30, 2000, respectively          223          223
     Additional paid-in capital                                        170,102      170,026
     Retained deficit                                                  (12,640)     (24,488)
     Deferred compensation                                              (1,630)      (1,054)
     Accumulated other comprehensive loss                                 (187)      (5,638)
                                                                     ---------    ---------
                  Total shareholders' equity                           155,868      139,069
                                                                     ---------    ---------
                                                                     $ 299,393    $ 289,530
                                                                     =========    =========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    --------------------------       --------------------------
                                                                        1999           2000               1999           2000
                                                                    ----------      ----------       -----------    ------------
  NET SALES                                                         $   87,547      $   88,441       $   239,588     $   251,490
  COST OF SALES                                                         55,553          61,068           149,106         165,779
                                                                    ----------      ----------       -----------    ------------
          Gross profit                                                  31,994          27,373            90,482          85,711

  OPERATING EXPENSES:
       Selling and marketing expenses                                    4,185           8,129            17,487          22,752
       General and administrative expenses                              20,048          20,062            49,627          60,981
       Separation expenses (Note 11)                                      --             2,571              --             3,247
       Failed merger expenses (Note 11)                                   --               519              --             2,519
       Merger expenses (Note 3)                                            443              24             3,537             462
       Restructuring expense (Note 2)                                     --               686             4,364             686
                                                                    ----------      ----------       -----------    ------------
          Operating income (loss)                                        7,318          (4,618)           15,467          (4,936)
                                                                    ----------      ----------       -----------    ------------

  OTHER INCOME (EXPENSE):
       Interest expense                                                 (1,218)         (1,731)           (3,094)         (4,603)
       Litigation settlement (Note 13)                                    --            (1,108)             --            (1,108)
       Other, net                                                         (110)           (137)              (39)           (228)
                                                                    ----------      ----------       -----------    ------------
          Income (loss) before provision for income taxes and
            cumulative effect of change in accounting principle          5,990          (7,594)           12,334         (10,875)

       Provision (benefit) for income taxes                              2,336            (406)            5,108             974
                                                                    ----------      ----------       -----------    ------------
          Income (loss) before cumulative effect of change in
            accounting principle                                         3,654          (7,188)            7,226         (11,849)
                                                                    ----------      ----------       -----------    ------------

       Cumulative effect of change in accounting principle,
            net of applicable tax benefit of $408 (Note 6)                --              --                (778)           --
                                                                    ----------      ----------       -----------    ------------
          Net income (loss)                                       $      3,654    $     (7,188)      $     6,448     $   (11,849)
                                                                    ==========      ==========       -----------    ------------

  Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment, net of $948
            and $3,634 tax benefit, respectively                                                          (1,547)         (5,451)
                                                                                                     -----------    ------------

          Other comprehensive income (loss)                                                               (1,547)         (5,451)
                                                                                                     -----------    ------------

          Comprehensive income (loss)                                                                $     4,901     $   (17,300)
                                                                                                     ===========    ============

 PER SHARE DATA:
 BASIC EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                   $       0.16    $      (0.32)      $      0.29     $     (0.53)
                                                                  ============    ============       ===========     ===========

          Weighted Average Shares Outstanding                       22,169,133      22,310,703        21,934,599      22,281,687
                                                                  ============    ============       ===========     ===========

 DILUTED EARNINGS (LOSS) PER SHARE (Note 4)
      Earnings (loss) per share                                   $       0.16    $      (0.32)      $      0.29     $     (0.53)
                                                                  ============    ============       ===========     ===========

          Weighted Average Shares Outstanding                       22,664,716      22,310,703        22,595,018      22,281,687
                                                                  ============    ============       ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 7)
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)



                                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                                            1999              2000
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $  6,448         $(11,849)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities-
         Depreciation and amortization                                                      10,416           11,779
         Bad debt expense                                                                     (298)           3,034
         Noncash compensation expense                                                          785              436
     Change in assets and liabilities, net of effects of acquisitions -
         Receivables - trade and unbilled                                                  (14,444)         (10,463)
         Costs and estimated earnings in excess of billings on uncompleted contracts        (1,388)           7,589
         Inventories, prepaid expenses and other assets                                     (9,175)           2,637
         Accounts payable and income taxes currently payable                               (11,326)          (1,284)
         Billings in excess of costs and estimated earnings on uncompleted contracts           (64)            (361)
         Amounts due to/from related parties                                                 2,157              495
         Customer deposits                                                                     354            1,115
         Accrued liabilities                                                                 9,010              845
         Long-term liabilities                                                               2,221             (928)
                                                                                          --------         --------
                  Net cash provided by (used in) operating activities                       (5,304)           3,045
                                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                       (13,957)          (8,271)
     Additions to databases                                                                 (3,122)          (3,621)
     Acquisitions, net of cash acquired                                                    (12,015)            (470)
     Sale of marketable securities                                                          12,757             --
                                                                                          --------         --------
                  Net cash used in investing activities                                    (16,337)         (12,362)
                                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank lines of credit                                              19,850            7,779
     Payments of long-term debt                                                               (986)          (1,914)
     Proceeds from payable to shareholder                                                     --                698
     Proceeds from exercise of stock options                                                 1,777               64
     Foreign currency translation                                                           (1,193)          (2,103)
                                                                                          --------         --------
                  Net cash provided by financing activities                                 19,448            4,524
                                                                                          --------         --------

NET DECREASE IN CASH AND EQUIVALENTS                                                        (2,193)          (4,793)

Effects of foreign currency exchange rates on cash                                            (354)            (432)
                                                                                          --------         --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                   14,041           13,835
                                                                                          --------         --------
CASH AND EQUIVALENTS, END OF PERIOD                                                       $ 11,494         $  8,610
                                                                                          --------         --------


                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K for the year ended December 31, 1999 as amended in Form 8-K dated October 4, 2000.

(2)  RESTRUCTURINGS OF OPERATIONS

     In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "1999 Plan") to reduce costs and improve operating efficiencies. The 1999 Plan was substantially completed in the second quarter of 1999. The total non-recurring, pre-tax restructuring charge associated with the 1999 Plan was $4.4 million. Total payments or writeoffs made pursuant to the 1999 Plan through September 30, 2000 were $3.7 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 1999 Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge, including accrued balances, as of September 30, 2000 were as follows:


                      DESCRIPTION                             EXPENSE      ACCRUAL
---------------------------------------------------           -------      -------
                                                             (DOLLARS IN THOUSANDS)
Severance and related costs                                   $3,116       $  290
Writedown of property, plant and equipment                       150           --
Lease termination costs                                        1,064          430
Other                                                             34           --
                                                              ------       ------
                                                              $4,364          720
                                                              ======
Less - Current portion                                                        515
                                                                           ------
                                                                           $  205
                                                                           ======


     In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented a plan to reduce costs (the "2000 Plan"). The 2000 Plan was completed in the third quarter of 2000 with a total non-recurring pre-tax restructuring charge of $0.7 million. Total payments pursuant to the 2000 Plan through September 30, 2000 were $0.2 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 2000 Plan. The principal element of the restructuring plan was the elimination of approximately 25 employees. The primary component of the restructuring charge was severance related to the termination of employees. At September 30, 2000, approximately $0.5 million remained as an accrual relating to the 2000 Plan.

(3)  ACQUISITIONS AND MERGERS

     In 2000, Kroll-O'Gara recorded a charge to operating expenses of approximately $0.5 million ($0.02 per diluted share) for integration related costs. These costs relate primarily to mergers and acquisitions completed in 1999. Kroll-O'Gara has completed several business combinations in the periods presented. These transactions, accounted for as either purchase business combinations, or pooling of interests business combinations were as follows:

     On July 11, 2000, Kroll-O'Gara acquired all of the capital stock of Decision Resources, Inc., a corporation doing business in Canada. The purchase price of $0.7 million was satisfied with cash of $0.3 million and a note payable of $0.4 million to the former owner. The acquisition has been accounted for as a purchase and was effective on July 1, 2000. Goodwill related to this transaction was approximately $0.7 million which is being amortized over 25 years. Decision Resources specializes in market research and business intelligence services. Its revenues are included in Kroll-O'Gara's Investigations and Intelligence Group.

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

     On June 3, 1999, Kroll-O'Gara acquired substantially all of the assets and assumed certain liabilities of The Buchler Phillips Group, a partnership headquartered in London, England. The purchase price of $20.0 million was satisfied with cash of $12.0 million and 366,469 shares of stock valued at $8.0 million, or $21.86 per share. The acquisition has been accounted for as a purchase and was effective on April 1, 1999. Goodwill related to this transaction was approximately $20.8 million which is being amortized over 25 years. Buchler Phillips specializes in corporate advisory practices which includes work related to corporate rescue, insolvency, financial consulting and corporate finance. Buchler Phillips' revenues are included in the Investigations and Intelligence Group.

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

(4)  EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and nine months ended September 30, 1999 (in thousands, except per share data):

                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      ----------------------------------------
                                        INCOME        SHARES       PER-SHARE
                                      (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                      -----------  -------------   ----------

Basic EPS                                $3,654         22,169      $0.16
                                                                    =====

Effect of dilutive securities:
  Options                                    --            459
  Warrants                                   --              1
  Restricted Stock                           --             36
                                         ------         ------

Diluted EPS                              $3,654         22,665      $0.16
                                         ======         ======      =====

                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                      ----------------------------------------
                                        INCOME        SHARES       PER-SHARE
                                      (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                      -----------  -------------   ----------

Basic EPS                                $6,448         21,935      $0.29
                                                                    =====

Effect of dilutive securities:
  Options                                     -            622
  Warrants                                    -              2
  Restricted Stock                            -             36
                                         ------         ------

Diluted EPS                              $6,448         22,595      $0.29
                                         ======         ======      =====


     As a result of the net loss recorded for the three and nine months ended September 30, 2000, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

     Basic and diluted earnings per share based on income before cumulative effect of change in accounting principle were $0.33 and $0.32, respectively, for the nine months ended September 30, 1999. The basic and diluted per share impact of the change in accounting principle was $0.04 and $0.03, respectively.

(5)  DEBT

(a)  Amendment of Credit Facility

     On September 14, 2000, Kroll-O'Gara amended its credit agreement to continue to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until January 1, 2001, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime to prime plus 0.75%, or, at Kroll-O'Gara's option, LIBOR plus 1.5% to LIBOR plus 2.5%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $31.5 million at December 31, 1999 and September 30, 2000, respectively.

     This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Pursuant to the amended credit agreement, certain of these financial ratios were revised. Kroll-O'Gara was not in compliance with one of these covenants at September 30, 2000. This event of non-compliance was subsequently waived by the lender.

(b)  Senior unsecured notes

     Kroll-O'Gara's $35.0 million of senior unsecured notes also contain financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. Kroll-O'Gara was in compliance with these financial covenants at September 30, 2000.

(6)  NEW PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including pre-operating costs, organization costs and start-up costs to be expensed as incurred. Kroll-O'Gara's practice was to capitalize these expenses and amortize them over periods ranging from one to five years. Kroll-O'Gara adopted SOP 98-5 in the first quarter of 1999 and recorded a cumulative effect of an accounting change of $0.8 million, net of a tax benefit of $0.4 million.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has nine forward contracts in place in association with demand notes from two subsidiaries. These instruments qualify for hedge accounting. Kroll-O'Gara has not yet quantified the impact of adopting SFAS 133 on its financial statements, however, SFAS 133 could increase volatility in earnings and other comprehensive income. As required, Kroll-O'Gara will adopt SFAS 133 effective January 1, 2001.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 became effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 has not had and is not expected to have a material impact on financial position or the results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 interprets and expands upon existing guidance regarding revenue recognition. The implementation of SAB 101 is required no later than the fourth quarter of 2000. Kroll-O'Gara does not expect SAB 101 to have a material impact on revenue recognition for current contracts. The impact of SAB 101 on Kroll-O'Gara's future revenue recognition will be dependent on the nature and terms of services offered by Kroll-O'Gara.

     The Emerging Issues Task Force (EITF) Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information", states that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll-O'Gara to expense some or all of the database costs that Kroll-O'Gara currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll-O'Gara's financial position and results of operations. To date, the EITF has not made any official determinations on the issue.


(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                      1999         2000
                                                    ---------------------
                                                    (DOLLARS IN THOUSANDS)

       Cash paid for taxes                           $ 4,196    $ (1,140)
       Cash paid for interest                        $ 2,452    $  3,524
       Non-cash activity:
       Fair value of stock issued in
          connection with acquisition
          of Buchler Phillips                        $ 8,011    $      -
       Deferred compensation related to
          options and restricted stock               $ 1,572    $      -


(8)  INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:


                                                                      DECEMBER 31,        SEPTEMBER 30,
                                                                    -----------------------------------
                            INVENTORY CATEGORY                            1999                2000
              ----------------------------------------------        ---------------       -------------
                              INVENTORY CATEGORY                            (DOLLARS IN THOUSANDS)
              Raw materials                                             $14,495              $19,830
              Vehicle costs and work-in-process                          11,769                5,260
                                                                        -------              -------
                       Total inventory                                  $26,264              $25,090
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

     Kroll-O'Gara has nine foreign currency exchange contracts to hedge its exposure to certain foreign currency rate fluctuations on demand loans to two subsidiaries that are denominated in the foreign currencies. By virtue of these contracts, Kroll-O'Gara has fixed the total dollar amount that they will receive under the aforementioned subsidiary loans through the maturity dates of the contracts regardless of the fluctuations in the exchange rate. At September 30, 2000, the total notional amount of the contracts, which mature between December 2000 and July 2002, is $17.4 million. Kroll-O'Gara's foreign currency translation adjustment component of shareholder's equity was increased by $1.3 million in the nine months ended September 30, 2000 as a result of these agreements.

     Kroll-O'Gara has estimated the fair value of the foreign exchange contracts based on information obtained from the counterparty of the amount Kroll-O'Gara would receive at September 30, 2000 in order to terminate the agreements. As of September 30, 2000, Kroll-O'Gara would have received approximately $2.7 million upon cancellation of all contracts.

(10) SEGMENT DATA

     During 1999 and 2000, Kroll-O'Gara operated in four business segments, the Security Products and Services Group, the Investigations and Intelligence Group, the Voice and Data Communications Group and the Information Security Group.

     The following summarizes information about the Company's business segments:

                                         --------------   --------------    --------------    -----------    -----    ------------
                                                          INVESTIGATIONS
                                           SECURITY            AND          VOICE AND DATA    INFORMATION
                                         PRODUCTS AND      INTELLIGENCE     COMMUNICATIONS     SECURITY
                                         SERVICES GROUP        GROUP            GROUP            GROUP       OTHER    CONSOLIDATED
                                         --------------   --------------    --------------    -----------    -----    ------------
                                                                        (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED
SEPTEMBER 30, 1999
Net sales to unaffiliated customers       $  34,159        $  46,079        $   6,567         $     742    $            $  87,547
                                          =========        =========        =========         =========    ==========   =========
Gross profit                              $  10,457        $  20,694        $     531         $     312    $            $  31,994
                                          =========        =========        =========         =========    ==========   =========
Operating income (loss)                   $   5,588        $   6,669        $    (163)        $    (845)   $   (3,931)  $   7,318
                                          =========        =========        =========         =========    ==========   =========

THREE MONTHS ENDED
SEPTEMBER 30, 2000
Net sales to unaffiliated customers       $  28,472        $  52,890        $   5,149         $   1,930    $        -   $  88,441
                                          =========        =========        =========         =========    ==========   =========
Gross profit                              $   4,767        $  22,004        $     655         $     (53)   $        -   $  27,373
                                          =========        =========        =========         =========    ==========   =========
Operating income (loss)                   $     (86)       $   5,565        $      (1)        $  (4,018)   $   (6,078)  $  (4,618)
                                          =========        =========        =========         =========    ==========   =========

NINE MONTHS ENDED
SEPTEMBER 30, 1999
Net sales to unaffiliated customers       $  91,634        $ 130,702        $  14,030         $   3,222    $        -   $ 239,588
                                          =========        =========        =========         =========    ==========   =========
Gross profit                              $  29,032        $  58,518        $   1,354         $   1,578    $        -   $  90,482
                                          =========        =========        =========         =========    ==========   =========
Operating income (loss)                   $  15,132        $  12,487        $    (796)        $    (722)   $  (10,634)  $  15,467
                                          =========        =========        =========         =========    ==========   =========

NINE MONTHS ENDED
SEPTEMBER 30, 2000
Net sales to unaffiliated customers       $  83,122        $ 150,891        $  13,738         $   3,739    $        -   $ 251,490
                                          =========        =========        =========         =========    ==========   =========
Gross profit                              $  18,950        $  65,027        $   2,028         $   (294)    $        -   $  85,711
                                          =========        =========        =========         =========    ==========   =========
Operating income (loss)                   $   5,105        $  14,490        $    (124)        $  (8,722)   $  (15,685)  $  (4,936)
                                          =========        =========        =========         =========    ==========   =========
Identifiable assets at September 30,      $  92,988        $ 162,705        $  11,168         $   7,362    $        -   $ 274,223
2000                                      =========        =========        =========         =========    ==========
Corporate assets                                                                                                           15,307
                                                                                                                        ---------
     Total assets at September 30,                                                                                      $ 289,530
2000                                                                                                                    =========

(11) FAILED MERGER AND PROPOSED SEPARATION OF BUSINESS

     On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed recapitalization merger in the nine months ended September 30, 2000 were approximately $2.5 million ($0.11 per diluted share) and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

     On September 8, 2000, Kroll-O'Gara adopted a plan to separate its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two independent public companies. Kroll-O'Gara has made initial required filings relating to the proposed separation with the Securities and Exchange Commission and also has requested a private letter ruling from the Internal Revenue Services that the separation will be tax free to Kroll-O'Gara and its shareholders. These filings are pending before both agencies. Completion of the transaction, which is expected in the first quarter of 2001, is subject to receipt of a favorable private letter ruling, shareholder approval and separate company financing on a post split-up basis. When the split-up is completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, will own shares in both companies. Costs associated with this separation in the nine months ended

September 30, 2000 were approximately $3.2 million ($0.15 per diluted share) and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in the fourth quarter of 2000 and first quarter of 2001.

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

     Kroll-O'Gara had not anticipated a loss on disposal of the Voice and Data Communications Group and, accordingly, had not recorded any estimated loss on disposal. Kroll-O'Gara continues to monitor the potential for impairment of the net assets of this Group and will record impairment reserves as facts and circumstances warrant. Based on its most recent analysis, Kroll-O'Gara believes that no impairment existed at September 30, 2000.

(13) SETTLEMENT OF LITIGATION

     During 1999, Kroll-O'Gara learned that an individual had filed a qui tam suit, which was under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. ss. 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendors' alleged failure to have certified welders. On October 12, 2000, Kroll-O'Gara settled this outstanding litigation with the Department of Justice for $1.1 million. Kroll-O'Gara admits no wrongdoing as part of the settlement. The terms of the settlement provide for a payment of $0.55 million on November 15, 2000 with the remainder due on December 30, 2001.

(14) SUBSEQUENT EVENTS

     On October 17, 2000, Kroll-O'Gara's then wholly-owned subsidiary, Securify, Inc., completed a private equity financing of approximately $34.0 million. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock. These preferred shares are convertible into an equivalent number of shares of Securify's Common Stock. As a result of the equity financing transaction, Kroll-O'Gara owns approximately 27% of Securify on an as-if converted basis. As part of the financing, Securify agreed to repay Kroll-O'Gara $10.5 million, of which $5.0 million was paid at closing with the remaining sum payable over a five-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1999, financial results from period-to-period may lack comparability. In May 2000, Kroll-O'Gara reclassified the Voice and Data Communications Group from discontinued to continuing operations. Historical amounts have been reclassified to conform to the current categories.

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

     On September 8, 2000, Kroll-O'Gara adopted a plan to separate its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two independent public companies: respectively, The O'Gara Company and Kroll Risk Consulting Services, Inc. Kroll-O'Gara has made initial required filings relating to the proposed separation with the Securities and Exchange Commission and also has requested a private letter ruling from the Internal Revenue Services that the separation will be tax free to Kroll-O'Gara and its shareholders. These filings are pending before both agencies. Completion of the transaction, which is expected in the first quarter of 2001, is subject to receipt of a favorable private letter ruling, shareholder approval and separate company financing on a post split-up basis. When the split-up is completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, will own shares in both companies. Each of the separate companies will continue to hold an equity interest in Securify, Inc., as discussed below. The Voice and Data Communications Group will be part of Kroll Risk Consulting Services, Inc. Costs associated with this separation in the nine months ended September 30, 2000 were approximately $3.2 million ($0.15 per diluted share) and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara anticipates additional expenses will be incurred in the fourth quarter of 2000 and first quarter of 2001. The possible effects of this transaction on Kroll-O'Gara's future business, financial condition, results of operations and cash flow currently are unknown.

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

Equity Financing of the Information Security Group

     On October 17, 2000, Kroll-O'Gara's then wholly-owned subsidiary, Securify, Inc., completed a private equity financing of approximately $34.0 million. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock. These preferred shares are convertible into an equivalent number of shares of Securify's Common Stock. As a result of the transaction, Kroll-O'Gara owns approximately 27% of Securify on an as-if converted basis. As part of the financing, Securify agreed to repay Kroll-O'Gara $10.5 million, of which $5.0 million was paid at closing with the remaining sum payable over a five-year period.

Reimplementation of Enterprise System

     In August, 2000, due to continuing difficulties in utilizing all of the functionality of the newly installed enterprise system in the Security Products and Services Group's Cincinnati facility, Kroll-O'Gara engaged an outside consulting group to assist with the reimplementation of the enterprise system. The reimplementation involves building on what has been previously accomplished and will not involve a writeoff of any previously capitalized amounts related to the initial implementation. The reimplementation is being done primarily to improve the facility's ability to utilize the full functionality of the existing system.

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

     Acquisitions. Kroll-O'Gara completed several acquisitions in 1999 and 2000, some of which were accounted for as pooling of interests and others of which were accounted for as purchases.

     On July 11, 2000, Kroll-O'Gara acquired all of the capital stock of Decision Resources, Inc., a corporation doing business in Canada. The purchase price of $0.7 million was satisfied with cash of $0.3 million and a note payable of $0.4 million to the former owner. The acquisition has been accounted for as a purchase and was effective on July 1, 2000. Goodwill related to this transaction was approximately $0.7 million which is being amortized over 25 years. Decision Resources specializes in market research and business intelligence services. Its revenues are included in Kroll-O'Gara's Investigations and Intelligence Group.

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

     Revenue recognition. Kroll-O'Gara recognizes net sales from military and certain commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara recognizes estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur. Changes in estimated total contract costs result in revisions to contract revenue. The revisions are recognized when determined.

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

RESTRUCTURING OF OPERATIONS

     Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations was a strategic initiative for Kroll-O'Gara's management in 1999. As part of this initiative, management evaluated its business segments to ensure that its core businesses within the segments were operating efficiently. In 1998, most of the businesses were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses. In 1997, the Security Products and Services Group completed several acquisitions as well. In evaluating the operations of this Group, management concluded that a cost savings initiative was required and would be achieved largely through operating process improvements and a corresponding decrease in personnel.

     In the first quarter of 1999, Kroll-O'Gara began implementation of a plan to reduce costs and improve operating efficiencies. In the second quarter of 1999, Kroll-O'Gara completed the restructuring plan with a total non-recurring pre-tax restructuring charge of $4.4 million. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs.

     In a continuing effort to control operating expenses and improve operating efficiencies, Kroll-O'Gara's Security Products and Services Group implemented a plan in the third quarter of 2000 for its Cincinnati, Ohio facility to reduce costs. This Plan was completed in the third quarter of 2000 with a non-recurring pre-tax restructuring charge of $0.7 million. The principal element of the restructuring plan was the elimination of approximately 25 employees. The primary component of the restructuring charge was severance related to the termination of employees. See Note 2 to the Notes to Consolidated Unaudited Financial Statements for more information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:


                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------      -------------------------
                                                   1999           2000             1999          2000
Security Products and Services
    Military                                       11.4%           9.6%            11.6%           9.4%
    Commercial                                     27.6%          22.6%            26.6%          23.6%
Investigations and Intelligence                    52.6%          59.8%            54.6%          60.0%
Voice and Data Communications                       7.5%           5.8%             5.9%           5.5%
Information Security                                0.8%           2.2%             1.3%           1.5%
                                                  -----           ----            -----          -----
               Total net sales                    100.0%         100.0%           100.0%         100.0%
Cost of sales                                      63.5           69.0             62.2           65.9
                                                  -----           ----            -----          -----
        Gross profit                               36.5           31.0             37.8           34.1

Operating expenses:
    Selling and marketing                           4.8            9.2              7.3            9.0
    General and administrative                     22.9           22.7             20.7           25.1
    Separation expenses                              --            2.9               --            1.3
    Failed merger expenses                           --            0.6               --            1.0
    Merger expenses                                 0.5             --              1.5            0.2
    Restructuring charge                             --            0.8              1.8            0.3
                                                  -----           ----            -----          -----
        Operating income (loss)                     8.4           (5.2)             6.5           (2.0)
Other income (expense):
    Interest expense                               (1.4)          (2.0)            (1.3)          (1.8)
    Litigation settlement                            --           (1.3)              --           (0.4)
    Other, net                                     (0.1)          (0.2)              --           (0.1)
                                                  -----           ----            -----          -----
Income (loss) before provision (benefit)
   for income taxes and cumulative
   effect of accounting change                      6.8           (8.6)             5.1           (4.3)
    Provision (benefit) for income taxes            2.7           (0.5)             2.1            0.4
                                                  -----           ----            -----          -----

Income (loss) before cumulative effect of
   accounting change                                4.2           (8.1)             3.0           (4.7)
                                                  -----                           -----
Cumulative effect of accounting change,
   net of tax benefit                                --             --             (0.3)            --
                                                  -----           ----            -----          -----


Net income (loss)                                   4.2%          (8.1)%            2.7%          (4.7)%
                                                  =====           ====            =====           =====


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     NET SALES. Net sales for the three months ended September 30, 2000 increased $0.9 million, or 1%, from $87.5 million in 1999 to $88.4 million in 2000.

     Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended September 30, 2000 decreased $5.7 million, or 17%, from $34.2 million in 1999 to $28.5 million in 2000. The decrease primarily results from a decrease in net sales of commercial products and services of $4.2 million, or 17%, from $24.2 million in 1999 to $20.0 million in 2000. In the third quarter of 2000, production and net sales for commercial armoring was at decreased levels as compared to 1999 as a result of beginning production on a new contract for the U.S. government during the 2000 third quarter. Since production began in the third quarter of 2000 and few vehicles were completed by the end of the quarter, there was a significant decrease in the amount of revenue which was recognized between the third quarter of 1999 and the third quarter of 2000. In 1999, commercial net sales were driven by a large contract received at the end of the first quarter of 1999 from the U.S. government to produce over 300 armored vehicles. In 1999, the Security Products and Services Group was well into production on the 300 vehicle order and net sales were recognized on vehicles completed.

     Also included in net sales for the Security Products and Services Group are sales of military products and services, which decreased $1.5 million, or 15%, from $10.0 million in 1999 to $8.5 million in 2000. The decrease in net sales of military products and services was a result of the completion in the fourth quarter of 1999 of a contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force (the "738 Contract"). The 738 Contract which began in 1998 resulted in higher levels of production and net sales as a result of an aggressive delivery schedule required by the U.S. Air Force. In 2000, Kroll-O'Gara's military product sales were based solely on a newer contract for 245 Up-Armored HMMWVs, which does not provide for an aggressive delivery schedule.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $6.8 million, or 15%, from $46.1 million in the third quarter of 1999 to $52.9 million in 2000. Acquisitions completed in 2000 by the Group contributed $0.7 million to the increase in net sales. The remaining increase primarily stems from internal growth in the Group's Business Investigations and Intelligence and Corporate Services practices.

     Voice and Data Communications Group. Net sales for the Voice and Data Communications Group decreased approximately $1.4 million, or 22% from $6.6 million in the third quarter of 1999 to $5.1 million in the third quarter of 2000. In the third quarter of 1999, the Group completed the sale of approximately $3.0 million of satellite communications equipment. The Group did not receive any contracts of this magnitude in the third quarter of 2000.

     Information Security Group. Net sales for the Information Security Group increased $1.2 million, or 160%, from $0.7 million in 1999 to $1.9 million in 2000. Net sales increased due to work beginning on several large contracts received at the end of the second quarter of 2000. In 1999, net sales were based on a limited number of smaller contracts.

     COST OF SALES. Cost of sales for the three months ended September 30, 2000 increased $5.5 million, or 10%, from $55.6 million in 1999 to $61.1 million in 2000.

Gross margin was 31%, as compared with 36.5% for the same period in 1999.

     Gross margin for the Security Products and Services Group decreased approximately 13.9 percentage points from 30.6% in 1999 to 16.7% in 2000. In the third quarter of 2000, the Security Products and Services Group elected to take a physical inventory at the end of the period in anticipation of the separation of The Kroll-O'Gara Company and also took steps to ensure the integrity of data for the reimplementation of its enterprise system. These efforts, as well as the recognition of higher overhead costs due to lower production in the quarter, resulted in total additional costs of approximately $2.6 million. These costs negatively affected cost of goods sold and consequently the gross profit margin. The decrease in production was primarily due to a lag between completing one U.S. government contract at the end of the first quarter of 2000 and beginning a new contract during the third quarter of 2000.

     Gross margin decreased approximately 3.3 percentage points from 44.9% in 1999 to 41.6% in 2000 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

     Gross margin for the Voice and Data Communications Group increased 4.6 percentage points from 8.1% in 1999 to 12.7% in 2000. This increase relates to a change in sales mix from 1999 to 2000. In 1999, sales were based primarily on sales of the Group's navigation and satellite communication products. In 2000, the Group continued work on a large foreign satellite communications integration contract received in the fourth quarter of 1999. Gross margin based on integration work is higher than gross margin based on product sales alone.

     Gross margin for the Information Security Group decreased from 42% in 1999 to a negative 3% in 2000. Gross margin was negatively impacted in 2000 by a continuing focus on development of this Group's service capabilities and an increase in professional personnel to support the establishment of a firm customer base as development of business lines continues.

     OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2000 increased $7.3 million, or 30%, from $24.7 million in 1999 to $32.0 million in 2000. The increase is partially due to an increase in non-recurring expenses of $3.4 million, from $0.4 million in 1999 to $3.8 million in 2000. Non-recurring charges in 2000 consist of approximately $0.5 million of costs associated with the failed recapitalization merger with Blackstone as well as $2.6 million of costs associated with the separation of Kroll-O'Gara's Security Products and Services Group and Investigations and Intelligence Group. In addition, $0.7 million of costs relate to a restructuring charge incurred by the Security Products and Services Group in order to reduce costs in future periods. In 1999, non-recurring expenses included $0.4 million of merger-related expenses primarily for the Background America merger.

     Excluding non-recurring expenses, operating expenses increased $4.0 million. Included in this increase was $1.9 million for bad debt expense. In the third quarter of 1999, the Investigations and Intelligence Group recovered approximately $1.6 million of a previously written off bad debt which offset all bad debt expense in the third quarter of 1999. In addition, operating expenses in the Information Security Group increased $2.8 million as a result of the continuing focus on development of this Group's software products capabilities including an increase in professional support personnel to support the increased development.

     As a percent of net sales, operating expenses, before non-recurring charges, increased from 27.7% in 1999 to 31.9% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to develop the Information Security Group's software products capabilities and increased bad debt expense.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 increased $0.5 million, or 42%, from $1.2 million in 1999 to $1.7 million in 2000. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility primarily related to the continuing funding of the working capital needs of the Information Security Group.

     OTHER EXPENSE. In October 2000, Kroll-O'Gara settled litigation related to a suit filed against Kroll-O'Gara's subsidiary, O'Gara-Hess & Eisenhardt, under the Federal Civil False Claims Act stemming from three of its vendors' alleged failure to use certified welders. Kroll-O'Gara recorded a $1.1 million charge which is included in other expense in the third quarter of 2000. For more information see Note 13 to the Notes to Consolidated Unaudited Financial Statements.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1999 was $2.3 million. In the third quarter of 2000, Kroll-O'Gara recorded a benefit for income taxes of $0.4 million in order to reflect the appropriate year to date provision for income taxes for certain foreign subsidiaries which generated income during the year. In addition, certain domestic and foreign jurisdictions realized losses in the third quarter of 2000 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     NET SALES. Net sales for the nine months ended September 30, 2000 increased $11.9 million, or 5%, from $239.6 million in 1999 to $251.5 million in 2000.

     Security Products and Services Group. Net sales for the Security Products and Services Group for the nine months ended September 30, 2000 decreased $8.5 million, or 9%, from $91.6 million in 1999 to $83.1 million in 2000. The decrease results from a decrease in net sales of military products and services of $4.1 million, or 15%, from $27.9 million in 1999 to $23.8 million in 2000. The decrease in net sales of military products and services was a result of the completion in the fourth quarter of 1999 of the 738 Contract. The 738 Contract which began in 1998 resulted in higher levels of production and net sales as a result of an aggressive delivery schedule required by the U.S. Air Force. In 2000, Kroll-O'Gara's military product sales were based solely on a newer contract for 245 Up-Armored HMMWVs, which does not provide for an aggressive delivery schedule.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which decreased $4.4 million, or 7%, from $63.8 million in 1999 to $59.4 million in 2000. In the third quarter of 2000, production and net sales for commercial armoring was at decreased levels as compared to 1999 as a result of beginning production on a new contract for the U.S. government during the 2000 third quarter. Since production began in the third quarter of 2000 and few vehicles were completed by the end of the quarter, there was a significant decrease in the amount of revenue which was recognized between the third quarter of 1999 and the third quarter of 2000. In 1999, commercial net sales were driven by a large contract received at the end of the first quarter of 1999 from the U.S. government to produce over 300 armored vehicles. In 1999, the Security Products and Services Group was well into production on the 300 vehicle order and net sales were recognized on vehicles completed.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $20.2 million, or 15%, from $130.7 million in 1999 to $150.9 million in 2000. A portion of this increase is a result of the Buchler Phillips acquisition completed for the Group in the second quarter of 1999. Excluding purchase acquisitions, sales increased $15.2 million. This increase primarily stems from internal growth in the Group's Business Investigations and Intelligence and Corporate Services practices.

     Voice and Data Communications Group. Net sales for the Voice and Data Communications Group decreased $0.3 million, or 2%, from $14.0 million in 1999 to $13.7 million in 2000.

     Information Security Group. Net sales for the Information Security Group increased $0.5 million, or 16%, from $3.2 million in 1999 to $3.7 million in 2000. Net sales increased due to work beginning on several large contracts received at the end of the second quarter of 2000. In 1999, net sales were based on a limited number of smaller contracts.

     COST OF SALES. Cost of sales for the nine months ended September 30, 2000 increased $16.7 million, or 11%, from $149.1 million in 1999 to $165.8 million in 2000. The increase in cost of sales was partially due to the Buchler Phillips acquisition completed in the second quarter of 1999. Excluding this acquisition, cost of sales increased $13.8 million. Gross margin for the nine months ended September 30, 2000 was 34.1%, as compared with 37.8% for the same period in 1999.

     Gross margin for the Security Products and Services Group decreased approximately 8.9 percentage points from 31.7% in 1999 to 22.8% in 2000. In the second quarter of 2000, new vehicle models caused additional costs as prototypes for the new models had to be completed before full production could begin. All prototype costs were expensed as incurred. In 1999, there were minimal prototype expenses. In addition, in the third quarter of 2000, the Security Products and Services Group elected to take a physical inventory at the end of the period in anticipation of the separation of the Kroll-O'Gara Company and also took steps to ensure the integrity of data for the reimplementation of its enterprise system. These efforts, as well as the recognition of higher overhead costs due to lower production in the period, resulted in total additional costs of approximately $2.6 million. These costs negatively affected cost of goods sold and consequently the gross profit margin. The decrease in production was primarily due to a lag between completing one U.S. government contract at the end of the first quarter of 2000 and beginning a new contract during the third quarter of 2000.

     Gross margin decreased approximately 1.7 percentage points from 44.8% in 1999 to 43.1% in 2000 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

     Gross margin for the Voice and Data Communications Group increased 5.1 percentage points from 9.7% in 1999 to 14.8% in 2000. This increase relates to a change in sales mix from 1999 to 2000. In 1999, sales were based exclusively on sales of the Group's navigation and satellite communication products. Due to softness in the market at the time, these sales were at much lower margins than had previously been achieved. In 2000, the Group continued work on a large foreign satellite communications integration contract received in the fourth quarter of 1999. Because the contract involved integration services, gross margin in 2000 was higher than in 1999.

     Gross margin for the Information Security Group decreased from 42% in 1999 to a negative 8% in 2000. Gross margin was negatively impacted in 2000 by a continuing focus on development of this Group's service capabilities and an increase in professional personnel to support the establishment of a firm customer base as development of business lines continues.

     OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2000 increased $15.6 million, or 21%, from $75.0 million in 1999 to $90.6 million in 2000. This increase is despite a decrease in non-recurring expenses of $1.0 million, from $7.9 million in 1999 to $6.9 million in 2000. Non-recurring charges in 2000 consist of approximately $2.5 million of costs associated with the failed recapitalization merger with Blackstone as well as $3.2 million of costs associated with the separation of Kroll-O'Gara's Security Products and Services Group and Investigations and Intelligence Group. In addition, $0.5 million of costs relate to additional merger integration costs associated with the acquisitions completed in 1999 and $0.7 million of costs relate to a restructuring charge incurred by the Security Products and Services Group in order to reduce costs in future periods. In 1999, non-recurring expenses included $3.5 million of merger-related expenses primarily for the Background America merger as well as a restructuring charge of $4.4 million.

     Excluding non-recurring expenses, operating expenses increased $16.6 million. Approximately $1.6 million of this increase is due to operating expenses incurred by Buchler Phillips in the first quarter of 2000. The Buchler Phillips acquisition was not completed until the second quarter of 1999 and its operating expenses are not included in Kroll-O'Gara's historical financial information until the effective date of the acquisition, April 1, 1999. Also included in the operating expense increase were $1.4 million for depreciation and amortization of fixed and intangible assets, including goodwill, and $3.3 million for bad debt expense. In the third quarter of 1999, the Investigations and Intelligence Group recovered approximately $1.6 million of a previously written off bad debt which offset all bad debt expense for the first nine months of 1999. In the first nine months of 2000, slow customer payments prompted Kroll-O'Gara's Investigations and Intelligence Group to increase its reserve for uncollectible accounts receivable. In addition, operating expenses in the Information Security Group increased $6.1 million as a result of the continuing focus on development of this Group's software products capabilities, including an increase in professional and support personnel to support the increased development. The remaining increase relates to an increase in expenses related to the additional legal, accounting, insurance and information system costs required to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

     As a percent of net sales, operating expenses, before non-recurring charges, increased from 28.0% in 1999 to 33.3% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales is primarily a result of increased fixed costs to develop the Information Security Group's software products capabilities and to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in December 1998 and throughout 1999.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 increased $1.5 million, or 49%, from $3.1 million in 1999 to $4.6 million in 2000. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. For most of the first six months of 1999, Kroll-O'Gara had excess funds as a result of a public offering of stock completed in May 1998 and no borrowings were required on the revolving credit facility until the purchase of Buchler Phillips on June 3, 1999. In 2000, increased borrowings on Kroll-O'Gara's revolving credit facility have primarily related to the continuing funding of the working capital needs of the Information Security Group.

     OTHER EXPENSE. In October 2000, Kroll-O'Gara settled litigation related to a suit filed against Kroll-O'Gara's subsidiary, O'Gara-Hess & Eisenhardt, under the Federal Civil False Claims Act stemming from three of its vendors' alleged failure to use certified welders. Kroll-O'Gara recorded a $1.1 million charge which is included in other expense in the third quarter of 2000. For more information see Note 13 to the Notes to Consolidated Unaudited Financial Statements.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2000 was $1.0 million compared to $5.1 million in 1999. Despite a pre-tax loss in the first nine months of 2000, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain domestic and foreign jurisdictions realized losses during the first nine months of 2000 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

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

     Credit Facility. On September 14, 2000, Kroll-O'Gara amended its credit agreement to continue to provide for a temporary increase in its revolving line of credit from $25.0 million to $40.0 million. Pursuant to the amended credit agreement, the increase in the revolving line of credit is effective until January 1, 2001, at which time all borrowings in excess of $25.0 million must be repaid. The credit facility continues to provide for a letter of credit facility of approximately $7.6 million. Both the letter of credit facility and the line of credit mature on May 31, 2001. Advances under the revolving line of credit during the period of the temporary increase bear interest at prime to prime plus 0.75%, or, at Kroll-O'Gara's option, LIBOR plus 1.5% to LIBOR plus 2.5%, dependent upon a defined financial ratio. On January 1, 2001, advances under the revolving line of credit will bear interest at rates ranging from prime less 1.75% to prime, or, at Kroll-O'Gara's option, LIBOR plus 0.75% to LIBOR plus 1.75%, dependent upon a defined financial ratio. Borrowings under this line of credit were approximately $22.8 million and $31.5 million at December 31, 1999 and September 30, 2000, respectively.

     This credit agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio and net worth minimum, and impose limitations on foreign investment, goodwill, additional indebtedness and capital expenditures. Pursuant to the amended credit agreement, certain of these financial ratios were revised. Kroll-O'Gara was not in compliance with one of these covenants at September 30, 2000. The lender subsequently waived this event of non-compliance.

     Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of (pound)2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.5%. Maximum borrowings permitted pursuant to this demand note are approximately $4.0 million. Borrowings outstanding pursuant to this demand note were $3.4 million and $2.5 million, respectively, as translated at December 31, 1999 and September 30, 2000.

     Kroll-O'Gara's $35.0 million of senior unsecured notes also contain financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. Kroll-O'Gara was in compliance with these financial covenants at September 30, 2000.

     As described above, Kroll-O'Gara intends to separate its two principal business groups into two independent public companies. Without giving effect to any such transaction, additional sources of capital will be required to supplement operating cash flow for the next twelve months through amending and increasing Kroll-O'Gara's credit facilities. Kroll-O'Gara is in discussions with various lenders concerning financing, assuming either that the split-up is completed or not, and, while there are no assurances, Kroll-O'Gara is optimistic that financing will be obtained. Failure to obtain needed financing, particularly in view of the January 1, 2001 maturity date of the temporary increase in Kroll-O'Gara's revolving line of credit, would materially adversely affect Kroll-O'Gara. In particular, Kroll-O'Gara has been informed by its independent public accountants that, in the absence of needed financing, the audit report for the current fiscal year will likely include an explanatory fourth paragraph regarding Kroll-O'Gara's ability to continue as a going concern.

     Cash flows from operating activities. In the nine months ended September 30, 2000 cash provided by operating activities was $3.0 million. In the nine months ended September 30, 1999 cash used in operating activities was $5.3 million. In 1999, cash was used primarily to fund working capital investments offset by net income. In 2000, cash was provided primarily by reductions in working capital investments.

     Cash flows from investing activities. In the nine months ended September 30, 2000, Kroll-O'Gara incurred $8.3 million of capital expenditures primarily for upgrades of general information systems as well as additional leasehold improvements and office furniture and fixtures related to new office space in the Investigations and Intelligence Group. In the nine months ended September 30, 1999, Kroll-O'Gara incurred capital expenditures of $14.0 million primarily related to the acquisition and implementation of two new enterprise systems, one at its Security Products and Services Group and one at its Investigations and Intelligence Group. In 1999, Kroll-O'Gara sold $12.8 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $3.1 million and $3.6 million for the nine months ended September 30, 1999 and 2000, respectively.

     Cash flows from financing activities. Cash provided by financing activities for the first nine months of 1999 was $19.4 million. In 2000, cash provided by financing activities was $4.5 million. In both periods, cash was provided by borrowings under bank lines of credit, net of repayments of long term debt.

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

     Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At September 30, 2000, nine such contracts, maturing between December 2000 and July 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts was $17.4 and $2.7 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

     New Pronouncements. See Note 6 to the Notes to Consolidated Unaudited Financial Statements for more information.

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

     During 1999, Kroll-O'Gara learned that an individual had filed a qui tam suit, which was under seal, against Kroll-O'Gara under the Civil False Claims Act, 31 U.S.C. ss. 3729 alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army. On January 18, 2000, an attorney for the U.S. Department of Justice stated that it was his intention to recommend that the Government intervene and take over the suit and estimated Kroll-O'Gara's liability to be as high as $16,000,000 stemming from its vendors' alleged failure to have certified welders. On October 12, 2000, Kroll-O'Gara settled this outstanding litigation with the Department of Justice for $1.1 million. Kroll-O'Gara admits no wrongdoing as part of the settlement. The terms of the settlement provide for a payment of $0.55 million on November 15, 2000 with the remainder due on December 30, 2001.

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

ITEM 6.  EXHIBITS

         (a)  Exhibits

              27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 17th day of November, 2000.


                                        THE KROLL-O'GARA COMPANY



                                        By /s/ Nicholas P. Carpinello

                                           Nicholas P. Carpinello
                                           Controller and Treasurer