Form 10-K
period 2000-12-31
KROLL O GARA CO
filed 2001-04-24
CIK 1020476

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

       For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $82,676,406 as of March 31, 2001. As of March 31, 2001, 22,414,697 shares of Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Kroll-O'Gara Company is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Worldwide, governments, businesses and individuals increasingly are recognizing the need for products and services that mitigate the growing risks associated with fraud, electronic threats, physical threats and uninformed decisions based upon incomplete or inaccurate information. Through its network of over 59 offices located in 23 countries, Kroll-O'Gara is meeting these needs by providing information, analysis, training, advice and products to its customers.

     Kroll-O'Gara's operations currently are effectively divided between two business segments (however, see "Recent Developments" below for information concerning the planned sale of the Security Products and Services Group):

INVESTIGATIONS AND INTELLIGENCE. Kroll-O'Gara's Investigations and Intelligence Group provides:

     - business investigations and intelligence services, including nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries and intellectual property infringement investigations;

     - corporate services, including pre-employment background checking, drug testing, surveillance and vendor integrity programs;

     - financial services, including forensic accounting, recovery and restructuring, asset tracing and analysis services and pre-acquisition financial due diligence;

     - corporate security services, including security architecture and planning; and

     - technology services, including computer forensics, data recovery and litigation and systems support services.

SECURITY PRODUCTS AND SERVICES. Kroll-O'Gara's Security Products and Services Group provides:

     - ballistic and blast protected armoring systems for commercial and military vehicles, aircraft and missile components; and

     - security services, including advanced driver training, threat recognition and avoidance training, training in firearms safety and use and risk and crisis management.

     Additionally, Kroll-O'Gara owns approximately 25% of the stock of Securify, Inc., which operates as a private company under separate management. Securify provides objective information security services, including network and system security assessment, product evaluation and assessment, security policy creation and implementation, security architecture and design and public key infrastructure (PKI) consulting services.

     Kroll-O'Gara has pursued a strategy of aggressive growth and has completed numerous acquisitions. Some of these acquisitions have been accounted for as poolings of interest. Kroll-O'Gara's consolidated financial statements and the other financial information presented in this annual report have been restated to include these businesses as if they always had been a part of Kroll-O'Gara. As a result, period-to-period comparability is not affected by these acquisitions. Other acquisitions have been accounted for as purchases. The financial results of these businesses are included in Kroll-O'Gara's results from the effective date of each acquisition forward. Therefore, period-to-period comparability is affected by these acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT DEVELOPMENTS

     On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares.

     On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, as well as seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. When the split-up was completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, would own shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative.

     On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor Holdings, Inc. (Armor) for up to $56.5 million. A portion of the sales price ($53.0 million) is to be paid at closing, currently expected to occur late in the second quarter or in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million will be made based on the achievement of a gross profit target for the year ended December 31, 2001. Up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, do not equal approximately $37.4 million. See Note 20 to the Notes to Consolidated Financial Statements.

     In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed the sale of preferred stock shares through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock. As a result of this transaction, as of December 31, 2000, Kroll-O'Gara's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. See Note 6 to the Notes to Consolidated Financial Statements.

     On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara has decided to divest itself of the operations of this segment by no later than December 31, 2001. The discontinuance plan includes an overall shutdown through an orderly runoff of operations. However, Kroll-O'Gara will continue to consider proposals from parties that may be interested in acquiring these operations prior to their shutdown. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. See Note 5 to the Notes to Consolidated Financial Statements.

PRODUCTS AND SERVICES

     The following table presents the net sales of Kroll-O'Gara's products and services by Group for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Security Products and Services Group........................  $143,006   $123,987   $111,011
Investigations and Intelligence Group.......................   117,583    176,837    195,558
Information Security Group..................................       116      4,345      4,033
                                                              --------   --------   --------
                                                              $260,705   $305,169   $310,602
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

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1998        1999       2000
                                               --------    --------   --------
                                                       (IN THOUSANDS)
Commercial products........................    $ 73,756    $ 70,890   $ 64,462
Military products..........................      59,839      39,602     31,912
Security services..........................       9,411      13,495     14,637
                                               --------    --------   --------
                                               $143,006    $123,987   $111,011
                                               ========    ========   ========

  COMMERCIAL PRODUCTS

     Kroll-O'Gara armors a variety of vehicles, including limousines, sedans, sport utility vehicles, commercial trucks and money transport vehicles, to protect against varying degrees of ballistic and blast threats. The armoring process begins with the disassembly of a new base vehicle. This disassembly normally involves the removal of the interior trim, seats, doors and windows. The passenger compartment then is armored with both opaque and transparent armor. Other features, such as run flat tires and non-exploding gas tanks, also may be added. Finally, the vehicle is reassembled as close to its original appearance as possible. The types of commercial products produced are described below. During 2000, Kroll-O'Gara shipped approximately 1,132 commercial armored vehicles.

     ARMORED VEHICLES. Kroll-O'Gara produces fully armored vehicles and light armored vehicles. Fully armored vehicles, such as limousines, large sedans or sport utility vehicles, typically are armored to protect against attacks from military assault rifles such as AK-47s and M16s. These vehicles also can be blast protected by enhancing the ballistic and underbody protection with proprietary materials and installation methods that protect the occupants against a defined blast threat. Blast protected vehicles defend against threats such as pipe bombs attached to the exterior of the vehicle and nondirectional charges of 20 kg of TNT detonated approximately five meters from the vehicle. Fully armored vehicles typically sell for $70,000 to $200,000 exclusive of the cost of the base vehicle.

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

  MILITARY PRODUCTS

     UP-ARMORED HMMWVS. Kroll-O'Gara is the prime contractor to the U.S. Military for the supply of armoring and blast protection for High Mobility Multi-Purpose Wheeled Vehicles. The HMMWV chassis are produced by AM General Corporation and shipped directly to Kroll-O'Gara's facility in Fairfield, Ohio where armor and blast protection components are added. A number of these components are purchased from single source suppliers. The Up-Armored HMMWVs provide exterior protection against various levels of armor-piercing ammunition, overhead airburst protection and underbody blast protection against anti-tank and anti-personnel mines. In addition, Kroll-O'Gara installs other features designed to enhance crew safety, comfort and performance, such as air conditioning, weapon turrets and mounts, door locks and shock-absorbing seats. The company charges $70,000 to $110,000 for these ballistic and blast protective systems. During 2000, Kroll-O'Gara shipped 377 Up-Armored HMMWVs. The company also supplies engineering design and prototype services in support of the Up-Armored HMMWV Program, and supplies spare parts and logistic support.

     HIMARS. Kroll-O'Gara is serving as a subcontractor to develop a ballistically armored and sealed truck cab for the High Mobility Artillery Rocket System ("HIMARS"), which will be used by the U.S. Army. The truck is used to fire missiles which are a part of either the Multiple Launch Rocket System
(MLRS) or the Army Tactical Missile System (ATACM).

     OTHER ARMOR SYSTEMS. Kroll-O'Gara markets armor sub-systems for other tactical wheeled vehicles, such as 2.5 ton and 5.0 ton trucks. The company also produces various armor systems as a subcontractor to larger defense contractors, such as Lockheed Martin Corporation. These products include armor for containers for fuels and missile launchers and for pilot protection, and typically involve the use of materials or methods which are unique to Kroll-O'Gara.

  SECURITY SERVICES

     Kroll-O'Gara provides a variety of services designed to protect and help its clients manage risks and respond to crisis situations. These services include training and risk and crisis management.

     TRAINING. Kroll-O'Gara offers comprehensive security training programs in advanced driving, ballistics, counterintelligence and surveillance both at its facilities near Washington, D.C., San Antonio, Texas and Mexico City, Mexico and at customer designated locations. Kroll-O'Gara offers ballistics training in a progressive and realistic shooting house, encompassing 6,800 square feet of training space, at its facility near

Washington, DC. Ballistics training consists of a wide spectrum of combat marksmanship skills which focuses on realistic situations, exposing students to stress while under difficult firing situations. Kroll-O'Gara also offers security and counterintelligence training courses for both U.S. Government agencies and clients in the private sector. The training includes instruction on methods of recognizing and deterring security risks. Students learn methodologies utilized by terrorists, what information is needed by terrorists in order to plan an attack and how to block or manipulate this flow of intelligence.

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

     Although they have been a part of the Security Products and Services Group, Kroll-O'Gara's subsidiaries that provide risk and crisis management services are not included in the companies being sold to Armor.

INVESTIGATIONS AND INTELLIGENCE GROUP

     Kroll-O'Gara's investigations and intelligence services are divided into five major categories. The following table presents the aggregate net sales for each of its five service categories for the periods indicated.

                                                               YEAR ENDED DECEMBER 31
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
Business investigations and intelligence.................  $ 29,044   $ 50,537   $ 78,283
Corporate services.......................................    46,442     58,304     46,588
Financial services.......................................    31,566     44,925     45,273
Corporate security services..............................    10,531     22,446     22,823
Technology services......................................        --        625      2,621
                                                           --------   --------   --------
     Total...............................................  $117,583   $176,837   $195,558
                                                           ========   ========   ========

  BUSINESS INVESTIGATIONS AND INTELLIGENCE SERVICES

     Kroll-O'Gara's business investigations and intelligence services include nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries, and intellectual property infringement investigations.

     NONFINANCIAL DUE DILIGENCE. Kroll-O'Gara helps its clients conduct in-depth, insightful investigations into prospective transactions to minimize risk and help ensure success. Without proper due diligence, businesses are exposed to an increased likelihood of financial losses and liabilities as well as injured reputations. Kroll-O'Gara provides comprehensive background information and intelligence in areas such as personal and business reputation, financial and operating history, verification of key representations, records of litigation, liens or judgments, environmental liabilities and other actual or potential problems.

     LITIGATION SUPPORT. Kroll-O'Gara provides litigation support services to a client's outside counsel and in-house lawyers in preparation for litigation or arbitration proceedings and in designing settlement strategies. These services include developing evidence to support a claim or a defense, identifying and locating material witnesses, investigating adverse witnesses, locating and evaluating recoverable or relevant assets of adverse parties, assessing the strategic goals and financial commitment of the opposition and helping to assess whether an adequate recovery can be obtained if a lawsuit is successful. Kroll-O'Gara's wide-ranging information gathering can help businesses and legal strategists decide whether to sue, go to trial or employ alternative dispute resolution and whether, and at what level, to negotiate a settlement. In complex litigation, Kroll-O'Gara uses sophisticated software to track and process voluminous documentation, as well as extensive database material, in order to identify elusive connections and produce investigative leads.

     FRAUD INVESTIGATIONS. Through its forensic accounting professionals and corporate investigators, Kroll-O'Gara has the financial expertise and investigative capability to respond to suspected wrongdoing wherever it may occur. Kroll-O'Gara's fraud investigations services encompass civil and criminal fraud, employee fraud and theft, management fraud and theft, procurement fraud and the identification of secret commissions and kickbacks. Kroll-O'Gara has broad experience in detecting, investigating and assisting clients in asset tracing and recovery, systems consulting, security and internal control reviews and training on fraud awareness, prevention and related topics.

     MONITORING SERVICES AND SPECIAL INQUIRIES. Kroll-O'Gara provides monitoring services to, and conducts special inquiries for, clients that require an independent fact finder to uncover and end fraud and install systems that monitor compliance. Kroll-O'Gara lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients regarding establishing systems to audit and ensure compliance with these regulatory requirements or policies. Kroll-O'Gara serves as an objective fact finder, whose work product could be turned over to a questioning government regulator or a skeptical and vocal segment of the public. Kroll-O'Gara's fact finding efforts have been enlisted by managements and by audit committees concerned about problems that need to be resolved within an enterprise.

     INTELLECTUAL PROPERTY AND INFRINGEMENT INVESTIGATIONS. Kroll-O'Gara's investigators help to investigate and devise strategies to solve problems such as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products and patent and trademark infringements. Kroll-O'Gara attempts to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

  CORPORATE SERVICES

     Kroll-O'Gara's corporate services include pre-employment background checking, drug testing, surveillance and vendor integrity programs.

     PRE-EMPLOYMENT BACKGROUND CHECKING. Kroll-O'Gara verifies job applicant background information for employers. The background investigations are made through the use of databases and independent contractors. The searches include reviews of credit histories, reference checks, criminal records, workers' compensation histories and driving records as well as education and credential verification.

     DRUG TESTING. Kroll-O'Gara owns and operates a state-of-the-art laboratory providing drug testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. The laboratory is certified by the federal Substance Abuse and Mental Health Services Administration to conduct drug testing using forensic procedures required for legal defensibility of test results. Kroll-O'Gara's drug testing services also include assisting clients with the development of drug testing programs, training client personnel, managing specimen collections, arranging for transportation of specimens to its laboratory, identifying trends in local and national drug use, interpreting test results and providing expert testimony concerning test results.

     SURVEILLANCE. Kroll-O'Gara provides video surveillance services to its clients in connection with investigating exaggerated disability claims and other frauds. In performing surveillance, Kroll-O'Gara utilizes its fleet of more than 125 vans stationed throughout the United States, each containing state-of-the-art equipment designed to obtain clear footage without detection. Agents with extensive training and experience man the surveillance vans.

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

  FINANCIAL SERVICES

     Kroll-O'Gara's financial services include forensic accounting, recovery and restructuring, asset tracing and analysis services and pre-acquisition due diligence.

     FORENSIC ACCOUNTING. Kroll-O'Gara's forensic and investigative accountants work with corporations, governments, law firms, financial institutions and individuals to assist them in successfully resolving complex, high risk, financial and investigative concerns on a worldwide basis. Forensic accounting, by definition, is the application of financial knowledge and skills, in conjunction with investigative strategies and techniques, to resolve matters that are financial in nature in a legally defensible manner. Kroll-O'Gara's services include commercial litigation support, corporate investigations, statutory and regulatory compliance, insurance claims, business valuations, financial due diligence and visual strategies.

     RECOVERY AND RESTRUCTURING. Kroll-O'Gara's clients include creditors, lenders and investors as well as companies in difficult financial situations. The services Kroll-O'Gara provides relate to turnarounds, liquidations, corporate recovery and pre-lending and refinancing reviews. Kroll-O'Gara has helped hundreds of troubled companies recover and restructure their operations by investigating and reviewing their management accounts, financial systems and operations. Kroll-O'Gara also helps them implement turnaround strategies and design innovative solutions that can increase sales and profits, lower costs and improve efficiency. Kroll-O'Gara's bank clients also turn to it for financial forecasts, advice and intelligence prior to taking on new loans or advancing additional funds to current customers.

     ASSET TRACING AND ANALYSIS. Kroll-O'Gara's asset tracing services consist of tracing and locating assets anywhere in the world. This includes developing financial profiles and lifestyle assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, Kroll-O'Gara has worked with trustees in bankruptcy and insolvency, creditors' committees, bankers in workout and restructuring departments and litigation and bankruptcy attorneys in conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. Kroll-O'Gara believes that its asset searching and analysis techniques are effective both in uncovering assets and in bringing debtors to the negotiating table. In identifying assets, Kroll-O'Gara relies both on a range of investigative techniques and on the use of sophisticated electronic databases. Tactics employed include searching publicly available, but sometimes obscure, local records, reviewing financial documents and conducting discreet interviews with people associated with the subject.

     PRE-ACQUISITION DUE DILIGENCE. The due diligence and background information and analysis furnished by Kroll-O'Gara is intended to be useful for lenders, underwriters, potential acquirers and other businesses concerned with assessing and attempting to minimize the risks related to critical financial and other business decisions. These services include pre-transaction intelligence, due diligence investigations, competitor intelligence and analysis, intelligence in contests for corporate control, new market entry intelligence and intelligence on business partners, customers and critical vendors.

  CORPORATE SECURITY SERVICES

     Kroll-O'Gara's corporate security services include security architecture and design, corporate security planning and executive protection and electronic countermeasures.

     SECURITY ARCHITECTURE AND DESIGN. Kroll-O'Gara offers comprehensive planning, engineering and design services customized to meet the requirements of customers for physical site protection. These services are primarily intended to protect business facilities, embassies, VIPs' homes and public facilities against unauthorized intrusions. Generally, a project begins with a security survey, which identifies areas of vulnerability and recommends methods for protecting the facility. Specific pieces of hardware are selected, processes and procedures are outlined, engineering documentation is provided and control centers are detailed.

     CORPORATE SECURITY PLANNING AND EXECUTIVE PROTECTION. Kroll-O'Gara designs corporate security programs that help to safeguard clients' operations and premises. Security programs and systems are designed to protect the safety of key executives, preserve assets and protect the integrity of computer and telecommunications systems. Additionally, in several areas of the world, Kroll-O'Gara provides special escort and general protective services to executives and VIPS.

     ELECTRONIC COUNTERMEASURES. Kroll-O'Gara protects its clients by ensuring that they are able to operate their businesses and communicate confidential matters freely without electronic intrusion from outsiders. Kroll-O'Gara clients may face the risk of electronic eavesdropping from outsiders who wish to procure confidential and proprietary information in order to gain a competitive advantage in the marketplace. Other electronic eavesdroppers may wish to jeopardize the personal safety of Kroll-O'Gara's clients. Through sophisticated inspections and equipment Kroll-O'Gara is able to detect listening devices and disable or remove them before its clients are compromised.

  TECHNOLOGY SERVICES

     Kroll-O'Gara's technology services include computer forensics, data recovery and litigation and systems support.

     COMPUTER FORENSICS AND DATA RECOVERY. Businesses face a variety of risks relating to the use of computers and technology at the workplace, both from employees and from outsiders. Kroll-O'Gara provides investigative resources to assist clients in matters such as collecting data from computers, logs, networks and other sources to facilitate investigations and tracing disgruntled employees, competitors and others using Internet bulletin boards to start rumors about stocks, to post trade secrets or to conduct other kinds of cyberterrorism. By using sophisticated forensic software, Kroll-O'Gara also helps clients access information recovered from hard drives and reconstruct computer data that may be introduced as evidence in legal proceedings.

     LITIGATION AND SYSTEMS SUPPORT. Kroll-O'Gara provides litigation support through assistance in designing strategy and tactics and also analyses data provided in the discovery stage of litigation. Kroll-O'Gara also helps clients track down web-based intellectual property thefts, counterfeit goods and criminals that use the Internet to steal information or property and commit fraud. Kroll-O'Gara provides network security testing in which it helps clients gauge objectively the level of network protection so that security flaws can be identified and cured.

CUSTOMERS

SECURITY PRODUCTS AND SERVICES GROUP

     COMMERCIAL PRODUCTS. Kroll-O'Gara's armored commercial vehicle customers include governmental and private buyers. U.S. and foreign governmental buyers purchase both fully and light-armored vehicles. Governmental buyers also comprise the market for Parade Cars. Typically, governmental buyers consist of ministries of foreign affairs, defense and internal affairs and offices of presidential security. These customers are not constrained in their purchasing decisions by considerations such as import duties and taxes and are free to search globally for the best product available. The procurement cycles of governmental buyers can range from relatively rapid, when the vehicles are for the use of the head of state or in response to a particular crisis, to prolonged bureaucratic bids and evaluations for normally budgeted items. Kroll-O'Gara's private customers for armored commercial vehicles include corporations and individuals. Private buyers are much more sensitive to cost, of which import duties and taxes may be a substantial part, and, therefore, often will buy a locally produced product, if one exists that meets their needs. Local servicing of the vehicle is also a critical concern to private buyers. Kroll-O'Gara's customers for cash-in-transit vehicles are generally financial institutions. Purchasing decisions for cash-in-transit vehicles depend on many criteria including whether the financial institution is private or governmental, insurance and regulatory requirements and cost. The geographic distribution of 2000 sales of Kroll-O'Gara's commercial armored vehicles, as a percentage of total 2000 sales for those products, was as follows:

             PERCENTAGE OF 2000 COMMERCIAL SALES BY GEOGRAPHIC AREA

Europe......................................................      34.0%
Central and South America...................................      30.8%
North America...............................................      27.5%
Middle East.................................................       3.3%
Far East....................................................       2.2%
Other.......................................................       2.2%

     MILITARY PRODUCTS. Kroll-O'Gara's market for military hardware products is worldwide in scope, including the U.S. Military and foreign defense forces. Kroll-O'Gara's major contracts for delivery of Up-Armored HMMWVs are with the U.S. Military. The Company also is serving as a subcontractor to develop a ballistically armored and sealed truck cab for the HIMARS, to be used by the U.S. Army. Additionally, Kroll-O'Gara provides protected container systems, typically used to protect missile systems from small arms fire, to the U.S. Military under a subcontract with Lockheed Martin. The Company is seeking to expand its sales of armored tactical wheeled vehicles to foreign defense forces.

     TRAINING. Kroll-O'Gara offers advanced driver training, firearms training and surveillance detection training courses. Many private sector clients are drawn to Kroll-O'Gara's training courses due to Kroll-O'Gara's reputation of providing these services to various governmental agencies. Because the protection afforded by armored vehicles is greatly enhanced by their proper operation, Kroll-O'Gara markets its various courses to its armored commercial vehicle customers and vice versa.

     RISK AND CRISIS MANAGEMENT. A significant portion of Kroll-O'Gara's business of investigating and negotiating ransom demands in connection with kidnappings and of investigating incidents of product tampering or disparagement arise from a contract with American International Group, Inc., an international multi-risk insurance company, under which Kroll-O'Gara investigates claims by AIG's insureds. Although Kroll-O'Gara is paid by AIG after claims are made, Kroll-O'Gara's customer is the affected person or entity. Kroll-O'Gara's customers for its information services relating to travel safety are multinational corporations and individuals. Kroll-O'Gara markets its information services to many of its customers for other products and services.

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

     Kroll-O'Gara classifies its investigative and intelligence sales by where the services are delivered; international sales are services delivered outside the United States. For the years ended December 31, 1998,

1999 and 2000, 71%, 58%, and 59%, respectively, of this Group's net sales were attributable to services delivered in the United States; the balance were attributable to services delivered outside the United States.

     Although many of Kroll-O'Gara's clients utilize these services on a periodic basis, comparatively few clients utilize Kroll-O'Gara's investigative and intelligence services on a continuing basis and the clients that account for a material percentage of net sales in any year may vary widely.

     In the United States, Kroll-O'Gara generally charges for its investigative and intelligence services on an hourly basis at varying rates, depending upon the type of service being provided and the competition that exists in providing the service. Kroll-O'Gara also provides these services, particularly outside the United States, on a negotiated project, or fixed fee, basis. Providing services on a fixed fee basis enhances the potential for higher profit margins. However, these arrangements also can result in unexpected losses on a particular project. Kroll-O'Gara believes that this risk is reduced by being spread over a large number of fixed fee arrangements and through its contracting process that specifies the actual steps that are required to be performed for the fixed fees.

MARKETING AND SALES

     COMMERCIAL. On a worldwide basis, Kroll-O'Gara employs 115 full-time sales professionals in its Security Products and Services Group. These employees operate out of Washington, D.C.; Miami, Florida; Fairfield, Ohio; Sao Paulo, Brazil; Lamballe, France; Paris, France; Mexico City, Mexico; Manila, the Philippines; Moscow, Russia; Bogota, Colombia; and Geneva, Switzerland. All personnel have a geographic and/or product- specific responsibility. In most cases, the sales personnel also recruit and maintain sales agents or distributors. The agents or distributors have geographic and product-specific agreements, and compensation in most cases is based upon a commission arrangement. The sales personnel use a consultative approach when offering solutions to customers' security problems. Sales cycles for commercial physical security products can range from several months to a matter of days, depending upon the product and the urgency associated with the security problem being addressed. Physical security products which are readily available, such as the fully armored Chevrolet Suburban, allow Kroll-O'Gara to assist customers who have, or believe they have, developed an immediate threat.

     Kroll-O'Gara is working with various cash transportation companies to create joint ventures in order to supply all of these companies' armored cash-in-transit vehicles in specific countries or regions.

     Kroll-O'Gara's investigations and intelligence services are marketed and sold by three different types of sales personnel. As of December 31, 2000 Kroll-O'Gara had four global key account managers who market and sell all its varied services, both domestically and internationally, to its most significant multinational corporate clients, 95 professional service providers who are also expected to provide marketing services and 58 full time sales and marketing employees who work in regional markets.

     Kroll-O'Gara's global key account managers are expected to work with targeted clients with which it has done significant business in the past to expand their relationships with Kroll-O'Gara by selling them a broader range of services. In addition, Kroll-O'Gara relies on its professional service providers not only to service existing clients, but also for new business development and marketing. Kroll-O'Gara obtains engagements from a client's board of directors, executive officers and management and a variety of other corporate officials. Kroll-O'Gara's senior professionals act as relationship managers for its major clients. A significant part of its marketing efforts consist of maintaining and developing these personal relationships. Kroll-O'Gara's full time regional marketing staff coordinates local sales and marketing efforts around the world. These marketing efforts include seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. Kroll-O'Gara's services and marketing events are promoted through its Internet website and publications mailed periodically to approximately 20,000 clients and prospective clients.

     Kroll-O'Gara's marketing efforts attempt to increase business with existing clients by expanding clients' awareness of the range of services it offers and by increasing the number of decision makers within a client's organization that are aware of the range of services it offers. Kroll-O'Gara's business development staff periodically conducts surveys of clients to assess their perception of the range and quality of its services and, after the completion of an assignment, clients are often asked to complete a quality control questionnaire.

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

ENGINEERING AND DEVELOPMENT

     Kroll-O'Gara's Security Products and Services Group emphasizes engineering excellence and has an extensive engineering staff. Design engineers use state-of-the-art two-dimensional and three-dimensional computer aided design and engineering (CAD/CAE) systems in conjunction with coordinate measuring machines to develop electronic models which generally are converted to solid models or prototypes. Manufacturing engineers concentrate on improvements in the production process and on overall cost reductions from better methods, fewer components and less expensive materials with equal or superior quality. Applying these techniques, over the years Kroll-O'Gara has been able to reduce both the time and cost necessary to produce its armored vehicles. Kroll-O'Gara's ballistic engineer, in conjunction with its design and manufacturing engineers, develops and tests new ballistic and blast protection systems that meet ever-changing threats. Advanced engineering is responsible for new product development in conjunction with design engineering, manufacturing engineering and ballistic engineering.

     Kroll-O'Gara estimates that it expended approximately $3.7 million, $3.5 million and $2.8 million in 1998, 1999 and 2000, respectively, on its engineering and development efforts. These amounts include expensed amounts reimbursed under a Systems Technical Support Contract described under "U.S. Government Contracts."

U.S. GOVERNMENT CONTRACTS

     Kroll-O'Gara serves as the U.S. Military's sole source contractor for armoring the HMMWV fleet. Since its initial contract in August 1993 to armor 59 HMMWVs, Kroll-O'Gara has been awarded contracts to armor a total of 2,892 HMMWVs. Of these, 2,432 Up-Armored HMMWVs have been shipped, as follows:

                                                              NUMBER OF
YEAR SHIPPED                                                   HMMWVS
------------                                                  ---------
1993........................................................        0
1994........................................................      139
1995........................................................       26
1996........................................................      507
1997........................................................      366
1998........................................................      460
1999........................................................      557
2000........................................................      377
                                                                -----
          Total.............................................    2,432
                                                                =====

     Prior to March 2000, Kroll-O'Gara's most recent HMMWV contract with the U.S. Military was entered into in 1998 and included an option for additional vehicles which was exercised on April 30, 1999. The 245 Up-Armored HMMWVs for the U.S. Army and the U.S. Navy covered by the option were delivered through August 2000. On March 30, 2000 Kroll-O'Gara was awarded a new contract by the U.S. Military. The contract, with options, has a five-year duration with a baseline quantity of 360 Up-Armored HMMWVs per year and a potential to reach 3,060 vehicles over the life of the contract. The range of the contract's total value is between $125.0 million and $215.0 million. The initial order is for 360 Up-Armored HMMWVs with a value of approximately $25.0 million. On December 1, 2000, while in production of the initial order of 360, the U.S. Military exercised an option for 487 additional vehicles in the first option year of the new contract.

     As the Up-Armored HMMWV fleet grows, Kroll-O'Gara is experiencing continued growth in fleet management activity and spare parts. The U.S. Military signed a five year spare parts corporate contract with Kroll-O'Gara in March 1999. This contract designates Kroll-O'Gara to provide HMMWV armor parts to all U.S. Military end users. The most recent fleet management contract option with the U.S. Military was exercised in March 2001.

     Kroll-O'Gara is in the last year of a System Technical Support contract with the U.S. Military to support continued research and development on the Up-Armored HMMWV program. This contract, signed in 1997, has required Kroll-O'Gara to provide up to 25,000 hours per year of engineering and development time to enhance and study the Up-Armored HMMWV. The last option to the contract was exercised in August 1999 for year 2000, work on which is continuing in the year 2001. The U.S. Military has requested a proposal from Kroll-O'Gara to provide system technical support for the period from July 2001 through June 2002 plus three one-year options.

     As a subcontractor to Lockheed Martin Corporation, Kroll-O'Gara has provided armoring for certain missile weapons systems. Kroll-O'Gara was first engaged in September 1993 by Lockheed Martin to armor launch systems of missiles. Kroll-O'Gara was most recently engaged by Lockheed Martin to provide this armoring for 2001 and 2002 and believes that it is well positioned for future engagements.

     Stewart & Stevenson Services, Incorporated has subcontracted with Kroll-O'Gara to develop a ballistically armored and sealed High Mobility Artillery Rocket System (HIMARS) truck cab. Two initial phases of this contract were completed by Kroll-O'Gara, totaling $1.5 million. The Phase III contract for $3.6 million will carry prototype development of nine cabs through 2001. It is anticipated that this will eventually result in a multi-year production contract.

COMPETITION

     The markets for Kroll-O'Gara's products and services are highly competitive. Kroll-O'Gara competes in a variety of fields, with competitors ranging from small businesses to multinational corporations.

SECURITY PRODUCTS AND SERVICES GROUP

     Kroll-O'Gara believes that its design, engineering and production expertise in providing fully integrated ballistic and blast protected vehicles gives it a competitive advantage over those competitors who provide protection against only selected ballistic threats. The largest competitors on a world-wide basis in the production of armored commercial vehicles are DaimlerChrysler AG, which sells its armored Mercedes Benz products on a special order basis as well as through its world-wide distribution system, and BMW AG, which sells its products through its world-wide dealer distribution system. In addition, there are a number of other vehicle armorers in Europe, the Middle East and Latin America which armor primarily locally manufactured automobiles. U.S.-based protected passenger automobile armorers include the Pittston Company (owner of Brinks armored vehicles), Moloney Coachbuilders, Inc., Armor Holdings, Inc., and Armet Armored Vehicles, Inc. The principal competitive factors are price, quality of engineering and design, production capability and capacity, ability to meet delivery schedules and reputation in the industry. There are a large number of companies that provide specific armoring packages for tactical wheeled vehicles, helicopters and selected other military applications. Kroll-O'Gara believes that, as the size of the Up-Armored HMMWV requirement continues to grow, competition from major defense contractors may develop.

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

INVESTIGATIONS AND INTELLIGENCE GROUP

     In this area, Kroll-O'Gara competes with local, regional, national and international firms, including investigative and security firms, guard companies and consultants in specialized areas such as kidnapping. Kroll-O'Gara believes that it is one of the largest companies in the world providing a broad array of corporate investigation, risk and crisis management and business intelligence services on a global basis, and that it enjoys strong name recognition in its industry.

     Nevertheless, the markets in which it does business are highly competitive. In most individual service areas in which Kroll-O'Gara operates, there is at least one competitor that is significantly larger or more established than Kroll-O'Gara in the delivery of that individual service. In general, many of the national and international accounting firms, along with other companies such as Decision Strategies/Fairfax International, LLC, Investigations Group, Inc. and ChoicePoint, Inc., provide consulting services similar to some of the services provided by Kroll-O'Gara. Some of these firms have indicated an interest in providing corporate investigation and business intelligence services similar to the services provided by Kroll-O'Gara on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The accounting firms have significantly larger financial and other resources than Kroll-O'Gara and have long-established relationships with their clients, which also are likely to be clients or prospective clients of Kroll-O'Gara. In addition, large multinational security service providers have indicated an interest in expanding their services to include value-added services such as some of the investigation and consulting services provided by Kroll-O'Gara. Competitive conditions could have a material adverse effect on Kroll-O'Gara financial condition, results of operations and cash flows.

SEASONALITY, BACKLOG AND RELATED MATTERS

     Approximately 11% of Kroll-O'Gara's net sales during 2000 were derived from U.S. Military contracts and an additional 7% were derived from commercial contracts with U.S. governmental agencies or foreign governments. For 1999, these percentages were 13% and 5%, respectively. Military and governmental contracts generally are awarded on a periodic or sporadic basis. Kroll-O'Gara frequently receives substantial orders in one quarter, the revenues from which are not recognized until one or more subsequent quarters. As a result, Kroll-O'Gara has significant fluctuations from time to time in its business. Historically, these fluctuations have not been seasonal. Kroll-O'Gara does not believe that its business is seasonal overall, although historically the first quarter has been weaker than the other three. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

     Kroll-O'Gara's backlog at December 31, 1999 and 2000 was approximately $35.9 million and $91.1 million, respectively. Backlog consists of net sales value for firm orders not included in net sales on the basis of percentage-of-completion accounting. Because many timing and cost factors affect the production and delivery of Kroll-O'Gara's products, there is no certainty as to when net sales will be recognized from Kroll-O'Gara's backlog. However, Kroll-O'Gara expects to ship all of its 2000 backlog in 2001. Year-to-year comparisons of backlog are not necessarily indicative of future operating results.

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

EMPLOYEES

     As of March 31, 2001, Kroll-O'Gara had 2,506 employees, comprised of 115 in marketing and sales, 639 in operations, 1,037 in professional services, 25 in engineering, 544 in general and administrative, and 146 part-time employees. Kroll-O'Gara's U.S. employees are not represented by any union and are not covered by any collective bargaining agreements. Approximately 20 employees of Kroll-O'Gara's French subsidiary are employed under agreements with the Confederation Francaise Democratique du Travail. Wage increase parameters are set twice a year by Kroll-O'Gara's local management in consultation with the union. Kroll-O'Gara has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is good.

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

     Regulations promulgated by the U.S. Commerce Department require Kroll-O'Gara to obtain a general destination license in connection with the sale of certain commercial products in foreign countries, and U.S. State Department regulations require Kroll-O'Gara to file an export license in connection with sales of military equipment in foreign countries. Furthermore, the U.S. State Department prohibits all sales of military equipment to certain countries, and the U.S. complies with United Nations trade embargos. Additionally, foreign countries in which Kroll-O'Gara does business have laws and regulations which may restrict Kroll-O'Gara's business. Kroll-O'Gara believes that it currently conducts its activities and operations in substantial compliance with applicable governmental laws and regulations.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

     Kroll-O'Gara currently has four issued U.S. patents relating to its armoring business. Kroll-O'Gara has numerous federally registered trademarks and copyrights and has registered its trademarks in numerous foreign countries. Although Kroll-O'Gara does not believe that its ability to compete in any of its product markets is dependent on its intellectual property, Kroll-O'Gara does believe that the protection afforded by its "Armoring Assembly" and "Vehicle Mine Protection Structure" patents, both of which relate to vehicle underbody blast protection, provides Kroll-O'Gara with important technological advantages over its competitors. Although Kroll-O'Gara has protected its technologies to the extent that it believes appropriate, there can be no assurance that Kroll-O'Gara's measures to protect its proprietary rights will deter or prevent unauthorized use of Kroll-O'Gara's technologies. In other countries, Kroll-O'Gara's proprietary rights may not be protected to the same extent as in the United States.

ITEM 2.  PROPERTIES

     Kroll-O'Gara maintains executive offices and regional headquarters in New York, New York, and Fairfield, Ohio, and other regional headquarters in London, England; Hong Kong; Miami, Florida; Lamballe, France; and Sao Paulo, Brazil. In addition, Kroll-O'Gara maintains 26 domestic offices or facilities in 17 states and 33 foreign offices or facilities in 22 foreign countries around the world. Kroll-O'Gara's principal properties and facilities as of December 31, 2000 were as follows:

                                                     BUILDING
                    LOCATION                      SQUARE FOOTAGE   STATUS
                    --------                      --------------   ------
Fairfield, Ohio.................................     130,000       owned
Lamballe, France................................     178,000       owned
Sao Paulo, Brazil...............................      56,000       leased
New York, New York..............................      47,500       leased
Gretna, Louisiana...............................      20,000       owned
Mexico City, Mexico.............................      20,000       owned
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

     LAMBALLE, FRANCE. The site contains facilities for production of armored commercial and cash-in-transit vehicles, design studios for development of prototypes, integrated computer systems, and areas for parts, fabrication, painting and quality control. This facility also contains a ballistics range. The main portion of the facility is financed under a capital lease.

     SAO PAULO, BRAZIL. This facility is used for manufacturing and sales of a full product line of armored commercial vehicles. It currently is leased for a term expiring in October 2004; however, either party can terminate the lease on 90 days written notice. For accounting purposes, this lease is treated as an operating lease.

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

ITEM 3.  LEGAL PROCEEDINGS

     Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll-O'Gara and also seek class certification. On behalf of Kroll-O'Gara and putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and seek damages and attorneys' fees in an unspecified amount. The defendants believe that the allegations in the complaint are meritless and will defend the suits vigorously

     In addition to the matters discussed above, Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any such additional currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Kroll-O'Gara's common stock trades on the Nasdaq National Market under the symbol "KROG." On March 31, 2001, there were approximately 202 record owners of Kroll-O'Gara common stock.

     The table below sets forth the high and low sale prices for Kroll-O'Gara common stock as reported by The Nasdaq Stock Market for the periods indicated.

                                                               HIGH          LOW
                                                             --------      --------
1999
First Quarter..............................................  $40.88        $26.31
Second Quarter.............................................   29.00         20.00
Third Quarter..............................................   26.31         14.31
Fourth Quarter.............................................   17.19         11.94
2000
First Quarter..............................................  $16.94        $10.94
Second Quarter.............................................   10.94          4.56
Third Quarter..............................................    6.63          4.88
Fourth Quarter.............................................    6.88          4.94

DIVIDENDS

     Kroll-O'Gara expects that any future earnings will be retained to finance its operations and for the growth and development of its business. Accordingly, Kroll-O'Gara currently does not expect to pay cash dividends on its common stock in the foreseeable future. Additionally, the terms of Kroll-O'Gara's credit agreement with its bank do not permit the declaration or payment of any dividends other than stock dividends.

SALE OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected financial data reflects mergers during 1997, 1998 and 1999 which were accounted for as poolings of interest. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll-O'Gara. The selected financial data also includes the completion of other acquisitions in 1997, 1998, 1999 and 2000 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 1999 and 2000 and for each of the three years ended December 31, 2000, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara presented elsewhere in this document. The selected historical financial data presented as of

December 31, 1997 and 1998 and for the years ended December 31, 1996 and 1997, have been derived from the audited Consolidated Financial Statements of Kroll-O'Gara not included in this document. The consolidated financial data as of December 31, 1996 is derived from Kroll-O'Gara's unaudited consolidated financial statements not included in this document. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.........................................  $158,924   $192,886   $260,705   $305,169   $310,602
Cost of sales.....................................   113,264    128,901    168,587    188,392    209,918
                                                    --------   --------   --------   --------   --------
  Gross profit....................................    45,660     63,985     92,118    116,777    100,684
Selling, general and administrative expenses,
  including amortization..........................    37,375     46,768     63,160     99,095    109,379
Asset impairment..................................       125         --         --         --         --
Restructuring charge..............................        --         --         --      4,364        686
Separation costs..................................        --         --         --         --      4,194
Failed merger costs...............................        --         --         --      1,562      2,491
Merger related expenses...........................        --      7,205      5,727      4,069        357
                                                    --------   --------   --------   --------   --------
  Operating income (loss).........................     8,161     10,013     23,231      7,687    (16,424)
Interest expense..................................    (3,049)    (4,877)    (4,382)    (4,747)    (6,687)
Other income (expense), net.......................       335       (105)     1,615        107         55
                                                    --------   --------   --------   --------   --------
  Income (loss) from continuing operations before
    minority interest, provision for income taxes,
    extraordinary item and cumulative effect of
    change in accounting principle................     5,447      5,030     20,464      3,047    (23,056)
Minority interest.................................        --       (156)        --         --         --
                                                    --------   --------   --------   --------   --------
  Income (loss) from continuing operations before
    provision for income taxes, extraordinary item
    and cumulative effect of change in accounting
    principle.....................................     5,447      4,874     20,464      3,047    (23,056)
Provision for income taxes........................       366      3,305      7,353      2,429      2,651
                                                    --------   --------   --------   --------   --------
  Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    change in accounting principle................     5,081      1,569     13,112        617    (25,707)
Income (loss) from operations and estimated loss
  on disposal of discontinued Voice and Data
  Communications Group, net of tax................       333       (305)    (1,326)    (1,761)    (8,237)
Loss from operations and disposal of discontinued
  clinical business, net of tax...................    (1,274)        --         --         --         --
                                                    --------   --------   --------   --------   --------
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle.....................................     4,139      1,264     11,786     (1,144)   (33,944)
Extraordinary item, net of tax benefit............        --       (194)        --         --         --
                                                    --------   --------   --------   --------   --------
  Income (loss) before cumulative effect of change
    in accounting principle.......................     4,139      1,070     11,786     (1,144)   (33,944)
Cumulative effect of change in accounting
  principle, net of tax benefit...................        --       (360)        --       (778)        --
                                                    --------   --------   --------   --------   --------
Net income (loss).................................  $  4,139   $    710   $ 11,786   $ (1,921)  $(33,944)
                                                    ========   ========   ========   ========   ========
Basic earnings (loss) per share from continuing
  operations......................................  $   0.42   $   0.11   $   0.68   $   0.03   $  (1.15)
                                                    ========   ========   ========   ========   ========
Basic weighted average shares outstanding.........    12,112     14,751     19,337     22,006     22,295
                                                    ========   ========   ========   ========   ========
Diluted earnings (loss) per share from continuing
  operations......................................  $   0.39   $   0.10   $   0.66   $   0.03   $  (1.15)
                                                    ========   ========   ========   ========   ========
Diluted weighted average shares outstanding.......    12,670     15,560     19,908     22,596     22,295
                                                    ========   ========   ========   ========   ========

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital...................................  $ 10,626   $ 38,329   $ 84,890   $ 62,042   $ 25,714
Net property, plant, and equipment................    11,106     18,064     24,572     38,753     37,349
Total assets......................................    91,673    149,071    248,368    291,698    261,749
Total debt, including current portion.............    31,249     54,239     41,347     66,584     78,465
Shareholders' equity..............................    22,874     42,861    144,496    155,868    116,421

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 1998, 1999 and 2000 (see below), financial results from period-to-period may lack comparability. Additionally, on April 16, 2001, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical amounts have been reclassified to conform to the current categories.

RECENT DEVELOPMENTS

     Corporate Initiatives. Kroll-O'Gara has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements.

     On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $1.6 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

     On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. When the split-up was completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, would own shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $4.2 million for the year ended December 31, 2000 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara does not anticipate any additional expenses related to this now terminated separation alternative.

     On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor Holdings, Inc. (Armor) for up to $56.5 million. A portion of the sales price ($53.0 million) is to be paid at closing, currently expected to occur late in the second quarter or in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million will be made based on the achievement of a gross profit target for the year ended December 31, 2001. Up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, do not equal approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including to seek other buyers or other alternatives. See Note 20 to the Notes to Consolidated Financial Statements.

     Other. In August 2000, due to continuing difficulties in utilizing all of the functionality of the newly installed enterprise system in the Security Products and Services Group's Fairfield, Ohio, facility, Kroll-O'Gara engaged an outside consulting group to assist with the reimplementation of the enterprise system. The reimplementation involved building on what had been previously accomplished and did not involve a writeoff of any previously capitalized amounts related to the initial implementation. The reimplementation was initiated primarily to improve the facility's ability to utilize the full functionality of the existing system. Kroll-O'Gara capitalized approximately $1.8 million related to the reimplementation during the year ended December 31, 2000.

     In 1999, Kroll-O'Gara learned that an individual had filed a qui tam suit against Kroll-O'Gara under the Civil False Claims Act alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army due to the vendors' alleged failure to have certified welders. In October 2000, Kroll-O'Gara settled this litigation with the Department of Justice for approximately $1.1 million, plus legal costs. Kroll-O'Gara admitted no wrongdoing as part of the settlement. Kroll-O'Gara paid $0.55 million of the settlement amount in November 2000; the remainder is due on December 30, 2001.

     In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed the sale of preferred stock shares through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock. Kroll-O'Gara recognized a pre-tax gain on this transaction of approximately $1.6 million. As a result of this transaction, as of December 31, 2000, Kroll-O'Gara's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of December 31, 2000. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses. See Note 6 to the Notes to Consolidated Financial Statements.

     On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara has decided to divest itself of the operations of this segment by no later than December 31, 2001. The discontinuance plan includes an overall shutdown through an orderly runoff of operations. However, Kroll-O'Gara will continue to consider proposals from parties that may be interested in acquiring these operations prior to their shutdown. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. See Note 5 to the Notes to Consolidated Financial Statements.

GENERAL

     Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Through October 17, 2000, Kroll-O'Gara reported its revenue from continuing operations through three groups. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Investigations and Intelligence Group offers business intelligence, investigation services and risk mitigation consulting services. The Information Security Group offered information and computer security services. As a result of the October 2000 sale of Securify stock, the Information Security Group ceased to be part of Kroll-O'Gara's consolidated results. On April 16, 2001, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of a fourth group, the Voice and Data Communications Group. Accordingly, these operations have been reclassified and reported as discontinued operations.

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

     Acquisitions. Kroll-O'Gara has pursued a strategy of aggressive growth and completed numerous acquisitions in 1998, 1999 and 2000, some of which have been accounted for as poolings of interest and others of which have been accounted for as purchases. These acquisitions are listed in the chart which follows.

POOLINGS(1)

COMPANY                        BUSINESS                 GROUP             DATE ACQUIRED           PRICE
-------                 ----------------------   --------------------   ------------------   ----------------
Laboratory              Drug testing             Investigations and     December 7, 1998     1,209,053 shares
  Specialists of                                 Intelligence
  America, Inc.
Securify Inc.           Information security     Information Security   December 31, 1998    1,430,936 shares
                        services
Schiff & Associates,    Security architectural   Investigations and     December 31, 1998    169,521 shares
  Inc.                  services                 Intelligence
Financial Research,     Business valuation and   Investigations and     March 1, 1999        102,555 shares
  Inc.                  economic damage          Intelligence
                        analysis services
Background America,     Background               Investigations and     June 16, 1999        899,243 shares
  Inc.                  investigation services   Intelligence

PURCHASES(2)

COMPANY                        BUSINESS                 GROUP             DATE ACQUIRED           PRICE
-------                 ----------------------   --------------------   ------------------   ----------------
Corplex, Inc.           Investigative and        Investigations and     March 1, 1998        29,207 shares
                        executive protection     Intelligence
                        services
Lindquist Avey          Forensic and             Investigations and     June 1, 1998         $4.7 million in
  MacDonald             investigative            Intelligence                                cash and 278,340
  Baskerville, Inc.     accounting services;                                                 shares
                        headquartered in
                        Canada
Kizorek, Inc. (renamed  Video surveillance       Investigations and     July 1, 1998         $0.8 million in
  Inphoto               services                 Intelligence                                cash and 352,381
  Surveillance)                                                                              shares
Protec S.A.             Armors cars in           Security Products      September 30, 1998   $3.2 million in
                        Colombia                 and Services                                cash and 38,788
                                                                                             shares
Holder Associates,      Security services in     Investigations and     October 1, 1998      $4.5 million in
  S.A.                  Argentina                Intelligence                                cash and 46,287
                                                                                             shares
Fact Finders Ltd.       Investigates             Investigations and     November 1, 1998     $3.2 million in
                        intellectual property    Intelligence                                cash, plus a
                        infringement cases in                                                3-year earn-out
                        Hong Kong and the                                                    based on profits
                        Peoples Republic of
                        China
The Buchler             Corporate advisory       Investigations and     June 3, 1999         $12.0 million in
  Phillips Group        practices                Intelligence                                cash and 366,469
                                                                                             shares
The Search Is On, Inc.  Background               Investigations and     May 16, 2000         $0.4 million in
                        investigation services   Intelligence                                cash, plus note
                                                                                             payable of $0.2
                                                                                             million
Decision Resources,     Market research and      Investigations and     July 11, 2000        $0.3 million in
  Inc.                  business intelligence    Intelligence                                cash, plus note
                        services                                                             payable of $0.4
                                                                                             million

---------------

(1) Pooling of interest accounting requires the restating of all prior period consolidated financial information as though the acquired entity had always been a part of Kroll-O'Gara.

(2) Kroll-O'Gara's consolidated financial statements include the reported results of each entity from its effective date of acquisition forward.

     Revenue recognition. Revenue from intelligence and investigation services is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Kroll-O'Gara records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

     Kroll-O'Gara recognizes net sales from certain military and commercial armoring contracts using the percentage-of-completion method calculated utilizing the cost-to-cost approach. Under this method, Kroll-O'Gara accrues estimated contract revenues based generally on the percentage that costs to date bear to total estimated costs and recognizes estimated contract losses in full when it becomes likely that a loss will occur. Accordingly, Kroll-O'Gara periodically reviews and revises contract revenues and total cost estimates as the work progresses and as change orders are approved. It reflects adjustments in contract revenues, based upon the percentage of completion, in the period when the estimates are revised. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenues, Kroll-O'Gara recognizes a credit or a charge against current earnings, which could be material. Revenue related to other contracts for security products (both government and commercial) that results principally from short-term fixed price contracts is recognized on the completed contract method. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Kroll-O'Gara records provisions for any estimated total contract losses on uncompleted contracts in the period in which it concludes that the losses will occur.

     Kroll-O'Gara recognized information security service revenues, which consisted of consulting fees on information security projects, ratably over the period of the agreement as services were performed or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

RESTRUCTURING OF OPERATIONS

     Due to the large number of acquisitions Kroll-O'Gara completed in 1997 and 1998, integration of the operations of the acquired companies with existing operations became a strategic initiative for Kroll-O'Gara's management. As part of this initiative, management evaluated its business segments to ensure that its core businesses within the segments were operating efficiently. In 1998, most of the businesses were acquired as part of the Investigations and Intelligence Group. As a result of management's evaluation of this Group, the decision was made to close several less profitable operating facilities so that the Group could focus on integration of existing facilities with the newly acquired businesses.

     In the first quarter of 1999, Kroll-O'Gara began implementation of a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.5 million. In the second quarter of 1999, Kroll-O'Gara completed the restructuring plan with an additional non-recurring pre-tax restructuring charge of $3.9 million. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs. See Note 7 to the Notes to Consolidated Financial Statements.

     In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan to reduce costs and improve operating efficiencies with a total non-recurring pre-tax restructuring charge of approximately $0.7 million. The principal element of the restructuring plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. See Note 7 to the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Security products and services
  Commercial................................................   30.3%    26.9%    25.5%
  Military..................................................   23.5     13.1     10.3
Investigations and intelligence.............................   46.2     58.6     63.0
Information security........................................     --      1.4      1.3
                                                              -----    -----    -----
     Total net sales........................................  100.0%   100.0%   100.0%
Cost of sales...............................................   64.7     61.7     67.6
                                                              -----    -----    -----
  Gross profit..............................................   35.3     38.3     32.4
Operating expenses:
  Selling and marketing.....................................    8.2      8.5      9.1
  General and administrative................................   16.0     24.0     26.1
  Restructuring charge......................................     --      1.4      0.2
  Separation costs..........................................     --       --      1.4
  Failed merger costs.......................................     --      0.5      0.8
  Merger related costs......................................    2.2      1.3      0.1
                                                              -----    -----    -----
Operating income (loss).....................................    8.9      2.5     (5.3)
Other income (expense):
  Interest expense..........................................   (1.7)    (1.6)    (2.2)
  Interest income...........................................    0.5      0.1      0.1
  Other, net................................................    0.1     (0.1)    (0.1)
                                                              -----    -----    -----
Income (loss) from continuing operations before provision
  for income taxes and cumulative effect of accounting
  change....................................................    7.8      1.0     (7.4)
Provision for income taxes..................................    2.8      0.8      0.9
                                                              -----    -----    -----
Income (loss) from continuing operations before cumulative
  effect of accounting change...............................    5.0      0.2     (8.3)
Loss from operations and estimated loss on disposal of
  discontinued Voice and Data Communications Group, net.....   (0.5)    (0.6)    (2.6)
                                                              -----    -----    -----
Income (loss) before cumulative effect of accounting
  change....................................................    4.5     (0.4)   (10.9)
Cumulative effect of accounting change......................     --     (0.3)      --
                                                              -----    -----    -----
Net income (loss)...........................................    4.5%    (0.6)%  (10.9)%
                                                              =====    =====    =====

2000 COMPARED TO 1999

     NET SALES. Net sales for the year ended December 31, 2000 increased $5.4 million, or 2%, from $305.2 million in 1999 to $310.6 million in 2000.

     Security Products and Services Group. Net sales for the Security Products and Services Group decreased $13.0 million, or 10%, from $124.0 million in 1999 to $111.0 million in 2000. The decrease primarily related to a decrease in net sales of military products and services of $7.7 million, or 19%, from

$39.6 million in 1999 to $31.9 million in 2000 as a result of the completion in the fourth quarter of 1999 of a contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and U.S. Air Force (the "738 Contract"). The 738 Contract, which began in 1998, resulted in higher levels of production and net sales due to an aggressive delivery schedule required by the U.S. Air Force. In 2000, Kroll-O'Gara's military product sales were based on two new contracts for 245 and 360 Up-Armored HMMWVs, which did not provide for an aggressive delivery schedule.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and security services, which decreased $5.3 million, or 6%, from $84.4 million in 1999 to $79.1 million in 2000. The decrease primarily resulted from a decrease in net sales for commercial armoring products of $6.4 million, or 9%, from $70.9 million in 1999 to $64.5 million in 2000 due to a lag between completing a large U.S. government contract in the first quarter of 2000 and beginning a new contract during the third quarter of 2000. In 1999, net sales of commercial armoring products were driven by production under this contract to produce 300 armored vehicles. Partially offsetting the decrease in net sales of commercial armoring products was an increase in net sales for security services of $1.1 million, or 8%, from $13.5 million in 1999 to $14.6 million in 2000. The increase in net sales for security services was primarily the result of continued growth of the Group's driver training operations in 2000.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $18.7 million, or 11%, from $176.8 million in 1999 to $195.6 million in 2000. A portion of this increase was a result of the Buchler Phillips acquisition completed for the Group in the second quarter of 1999. Excluding purchase acquisitions, sales increased $11.9 million. This increase primarily stemmed from internal growth in the Group's Business Investigations and Intelligence and Corporate Services practices. Net sales from the domestic Business Investigations and Intelligence practice increased $5.0 million, or 10%, from $51.0 million in 1999 to $56.0 million in 2000, excluding acquisitions. Net sales related to Corporate Services increased $2.3 million, or 5%, from $42.6 million in 1999 to $ 44.9 million in 2000, excluding acquisitions. The Group experienced slower net sales in the fourth quarter of 2000 due to a general softening in investment banking transactions.

     Information Security Group. Net sales for the Information Security Group decreased $0.3 million, or 7%, from $4.3 million in 1999 to $4.0 million in 2000. The decrease in net sales was primarily the result of Kroll-O'Gara's sale of preferred stock related to this entity in October 2000. Net sales subsequent to the private equity offering are excluded from Kroll-O'Gara's results of operations. See Note 6 to the Notes to Financial Statements for more information on the sale of preferred stock by the Information Security Group.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased $21.5 million, or 11%, from $188.4 million in 1999 to $209.9 million in 2000. The increase in cost of sales was partially due to the Buchler Phillips acquisition completed in the second quarter of 1999. Excluding this acquisition, cost of sales increased $17.6 million. Gross profit as a percentage of net sales was 38.3% and 32.4% for 1999 and 2000, respectively.

     Gross margins for the Security Products and Services Group decreased approximately 10.2 percentage points from 28.8% in 1999 to 18.6% in 2000. In the second quarter of 2000, new vehicle models caused additional costs as prototypes for the new models had to be completed before full production could begin. All prototype costs were expensed as incurred. In 1999, there were minimal prototype expenses. In addition, in the third quarter of 2000, the Security Products and Services Group elected to take a physical inventory at the end of the period in anticipation of the separation of Kroll-O'Gara and also took steps to ensure the integrity of data for the reimplementation of its enterprise system. These efforts, as well as the recognition of higher overhead costs due to lower production in the period, resulted in total additional costs of approximately $2.6 million. These costs negatively affected cost of goods sold and consequently the gross profit margin. The decrease in production was primarily due to a lag between completing one U.S. government contract at the end of the first quarter of 2000 and beginning a new contract during the third quarter of 2000. Production under the new contract was lower than anticipated in the fourth quarter due to delays in obtaining key components and raw materials, which negatively affected the gross profit margins in the fourth quarter.

     Gross margin decreased approximately 3.4 percentage points from 44.5% in 1999 to 41.1% in 2000 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

     Gross margin for the Information Security Group decreased from 52.9% in 1999 to a negative 10% in 2000. Gross margin was negatively impacted in 2000 by a continuing focus on development of this Group's service capabilities and an increase in professional personnel to support the establishment of a firm customer base.

     OPERATING EXPENSES. Operating expenses increased $8.0 million, or 7%, to $117.1 million in 2000 from $109.1 million in 1999. This increase was despite a decrease in non-recurring expenses of $2.3 million, from $10.0 million in 1999 to $7.7 million in 2000. Non-recurring charges in 2000 consisted of approximately $2.5 million of costs associated with the failed recapitalization merger with Blackstone as well as $4.2 million of costs associated with the separation of Kroll-O'Gara's Security Products and Services Group and Investigations and Intelligence Group. In addition, $0.4 million of costs related to additional merger integration costs associated with the acquisitions completed in 1999 and $0.7 million of costs related to a restructuring charge incurred by the Security Products and Services Group in order to reduce costs in future periods. In 1999, non-recurring expenses included $4.1 million of merger-related expenses primarily for the Background America merger as well as a restructuring charge of $4.4 million.

     Excluding non-recurring expenses, operating expenses increased $10.3 million in 2000. Approximately $1.6 million of this increase was due to operating expenses incurred by Buchler Phillips in the first quarter of 2000. The Buchler Phillips acquisition was not completed until the second quarter of 1999 and its operating expenses are not included in Kroll-O'Gara's historical financial information until the effective date of the acquisition, April 1, 1999. Also included in the operating expense increase were increases of $2.5 million for depreciation and amortization of fixed and intangible assets, including goodwill, and $2.4 million for bad debt expense. In the third quarter of 1999, the Investigations and Intelligence Group recovered approximately $1.6 million of a previously written off bad debt which offset a portion of the Group's bad debt expense recognized in 1999. In 2000, slow customer payments prompted Kroll-O'Gara's Investigations and Intelligence Group to increase its reserve for uncollectible accounts receivable. In addition, operating expenses in the Information Security Group increased $5.1 million as a result of the continuing focus on development of this Group's software products capabilities, including an increase in professional and support personnel to support the increased development.

     As a percent of net sales, operating expenses, before non-recurring charges, increased from 32.5% in 1999 to 35.2% in 2000. As mentioned previously, the increase in operating expenses as a percentage of net sales primarily was attributable to increased fixed costs to develop the Information Security Group's software products capabilities and to the increases related to depreciation, amortization and bad debt expenses.

     INTEREST EXPENSE. Interest expense increased $2.0 million, or 41%, to $6.7 million in 2000, compared to $4.7 million in 1999. This increase was the result of increased borrowings on Kroll-O'Gara's revolving credit facility. For most of the first six months of 1999, Kroll-O'Gara had excess funds as a result of a public offering of stock completed in May 1998 and no borrowings were required on the revolving credit facility until the purchase of Buchler Phillips on June 3, 1999. In 2000, increased borrowings on Kroll-O'Gara's revolving credit facility primarily related to the continuing funding of the working capital needs of the Information Security Group, costs of approximately $4.2 million related to the separation of Kroll-O'Gara's two principal operating groups and failed merger costs of $2.5 million.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $2.7 million in 2000 in comparison with $2.4 million in 1999. The effective tax rates for the periods were 80% in 1999 and 12% in 2000. In 2000, Kroll-O'Gara recorded tax expense despite the pre-tax loss incurred from operations. The tax provision resulted from the non-deductibility of certain expenses, including the failed separation costs and the litigation settlement with the U.S. Department of Justice, and from income in certain domestic and foreign jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2000 from which Kroll-

O'Gara was not able to benefit for tax purposes. A valuation allowance related to all of these net operating loss carryforwards was provided for in 2000.

     DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group increased from $1.8 million in 1999 to $3.2 million in 2000. This increase was due to an increase in the Group's inventory reserve resulting from excess stock of technologically outdated telecommunications equipment as well as an increase in the allowance for doubtful accounts due to slow paying customers. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communication Group's losses, management concluded that a valuation allowance for the entire tax benefit was required in both 1999 and 2000. In addition, management estimated a loss on disposal of $5.0 million which includes the estimated future results of operations through the estimated date of the shutdown. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million.

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

     NET INCOME (LOSS). Net loss increased $32.0 million from a loss of $1.9 million in 1999 to a loss of $33.9 million in 2000. The increase in net loss was due primarily to a decrease in gross profit of $16.1 million, increases in operating expenses of $8.0 million and increases in losses associated with the discontinued Voice and Data Communications Group of $6.5 million.

1999 COMPARED TO 1998

     NET SALES. Net sales for the year ended December 31, 1999 increased $44.5 million, or 17%, from $260.7 million in 1998 to $305.2 million in 1999.

     Security Products and Services Group. Net sales for the Security Products and Services Group decreased $19.0 million, or 13%, from $143.0 million in 1998 to $124.0 million in 1999. The decrease related to a decrease in net sales of military products and services of $20.2 million, or 34%, from $59.8 million in 1998 to $39.6 million in 1999. In April 1998, Kroll-O'Gara began work on the 738 Contract. In addition, Kroll-O'Gara continued work on a previous contract with the U.S. Military for 360 Up-Armored HMMWVs through July of 1998. The combination of production on the two contracts as well as an aggressive delivery schedule required by the U.S. Air Force relating to the 738 Contract resulted in unusually high levels of production and net sales in 1998.

     Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $1.2 million, or 1%, from $83.2 million in 1998 to $84.4 million in 1999. Increases in net sales for security services accounted for the increase in commercial net sales as these services increased $4.1 million, or 43%, for the year ended December 31, 1999 in comparison with 1998. The increase in net sales of security services was primarily the result of increased sales associated with the introduction of driver training operations in Texas and Mexico in 1999.

     Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $59.3 million, or 50%, from $117.6 million in 1998 to $176.8 million in 1999. A substantial portion of this increase was a result of the acquisitions of Lindquist Avey, InPhoto, Corplex, Fact Finders, Holder and Buchler Phillips. These acquisitions increased Kroll-O'Gara's presence in Asia, Europe and Latin America and strengthened the Business Investigations and Analysis and Financial Services practices on a global scale. Excluding net sales reported by these acquired entities, net sales increased $14.3 million, or 14%, from $100.7 million 1998 to $115.0 million in 1999. This increase primarily stemmed from internal growth in the Group's Corporate Services practices.

     Information Security Group. Net sales for the Information Security Group increased $4.2 million from $0.1 million in 1998 to $4.3 million in 1999. The Information Security Group initiated operations in February 1998 but had minimal sales as it was involved in start-up activities for most of the year.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased $19.8 million, or 12%, from $168.6 million in 1998 to $188.4 million in 1999. The increase in cost of sales was due to the acquisitions completed in 1998 and 1999. Excluding these acquisitions, cost of sales decreased $5.3 million. Gross profit as a percentage of net sales was 35.3% and 38.3% for 1998 and 1999, respectively. The overall increase in gross profit as a percent of net sales was primarily the result of a shift in sales mix in which higher margin Investigations and Intelligence Group and Information Security Group net sales increased as a percentage of total net sales.

     Gross margins for the Security Products and Services Group were 28.9% and 28.8% in 1998 and 1999, respectively. Gross margin increased as a result of a planned shift in sales mix in the Security Products and Services Group's domestic operations to increased commercial armoring sales and military spare parts sales, both of which have higher margins. However, this gross margin increase was almost completely offset by poor gross margin performance experienced in all foreign operations as a result of competitive pricing pressures and pricing concessions necessitated by foreign economic conditions. A transition to higher levels of armoring in Latin and South America also slowed sales and required some inventory writeoffs. Additionally, currency devaluations in South America hurt margins and slowed sales.

     Gross margins for the Investigations and Intelligence Group were 43.9% and 44.5% in 1998 and 1999, respectively. The increase in gross margin was primarily a result of the acquisition of Buchler Phillips which historically has had higher margins than the rest of the other Investigations and Intelligence businesses.

     Gross margin at the Information Security Group reflected a full year of operations and was 52.9% in 1999.

     OPERATING EXPENSES. Operating expenses increased $40.2 million, or 58%, to $109.1 million in 1999 from $68.9 million in 1998. The increase was partially due to the acquisitions completed in 1998 and 1999. Operating expenses of acquired companies represented $24.7 million of total operating expenses in 1999 and $6.4 million of total operating expenses in 1998. Excluding operating expenses of these acquisitions, operating expenses increased $21.9 million net of a $1.5 million recovery of a previously written off bad debt. Included in this increase was a restructuring charge of $4.4 million and $5.0 million for depreciation and amortization of intangible assets including goodwill. In addition, approximately $5.0 of the increase in expenses related to the additional legal, accounting, insurance and information systems costs required to administer the growth experienced by Kroll-O'Gara since the beginning of 1998. A key component of these costs was the implementation of new enterprise systems at one of the Security Products and Services Group's subsidiaries and at one of the Investigation and Intelligence Group's subsidiaries as well as new corporate financial reporting software. The remaining increase, $9.0 million, related to overall compensation and benefits increases, an increase in the level of personnel and other administrative, marketing and facility costs.

     In 1998, Kroll-O'Gara recorded approximately $5.7 million in expenses related to the mergers with Laboratory Specialists, Schiff, Securify and Background America. In 1999, Kroll-O'Gara recorded approximately $4.1 million in merger and integration related expenses associated with those acquisitions. In addition, Kroll-O'Gara recorded approximately $1.6 million in failed merger expenses associated with the failed recapitalization merger with Blackstone. See
Note 2 to the Notes to Consolidated Financial Statements for more information on the Blackstone transaction.

     As a percent of net sales, operating expenses, before merger related, restructuring and failed merger costs, were 24.2% in 1998 and 32.5% in 1999. As mentioned previously, the increase in operating expenses as a percentage of net sales was primarily a result of increased fixed costs to administer the growth experienced by Kroll-O'Gara since the beginning of 1998.

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

     PROVISION FOR INCOME TAXES. The provision for income taxes was $2.4 million in 1999 in comparison with $7.4 million in 1998. The effective tax rates for the periods were 36% in 1998 and 80% in 1999. In 1999, Kroll-O'Gara recorded taxes at an effective rate significantly higher than it had previously experienced largely due to the non-deductibility of some of the merger related expenses incurred in the period as well as increases in nondeductible goodwill and intangible amortization. The 1999 tax provision also reflected the favorable impact of the reversal of the valuation allowance related to certain foreign jurisdiction net operating loss carryforwards, net of other foreign losses that did not have a current benefit. In 1998, Kroll-O'Gara determined that certain of the Kroll Holdings merger expenses qualified for future deductibility which favorably impacted the effective tax rate in 1998.

     In addition, the 1998 tax provision also reflected the favorable impact of foreign locations with statutory tax rates at levels below U.S. tax rates and the reversal of the valuation allowance related to certain foreign net operating loss carryforwards. Certain foreign jurisdictions realized losses in 1999 from which Kroll-O'Gara was not able to benefit for tax purposes.

     DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group increased $0.5 million from $1.3 million in 1998 to $1.8 million in 1999. This increase was due to an increase in the Group's inventory reserve which resulted from technology changes in the telecommunications market effectively reducing demand and lowering sales prices for certain items included in the Group's inventory. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communication Group's losses, management concluded that a valuation allowance for the entire tax benefit was required in both 1998 and 1999.

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

     NET INCOME (LOSS). Net income decreased $13.7 million from $11.8 million in 1998 to a loss of $1.9 million in 1999. The decrease was due primarily to a $40.2 million increase in operating expenses, partially offset by $24.7 million in increased gross profit and a decreased provision for income taxes, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

     Credit facilities and senior notes. On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement, which expires on May 31, 2002 if not terminated earlier as described below, to provide for a revolving credit facility that initially amounts to $40.0 million. The agreement also provides for a letter of credit facility of approximately $1.4 million supporting the Company's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The revolving credit facility includes required quarterly reductions of approximately $1.1 million on each of June 30 and September 30, 2001 and approximately $1.7 million on each of December 31, 2001 and March 31, 2002 in the amount that may be borrowed under the facility and, if necessary, corresponding principal repayments to the adjusted levels. In addition, the net proceeds from any lender-approved sale of assets in excess of $1.0 million per transaction or $2.0 million per fiscal year must be paid proportionately to the revolving credit facility lender and to the holders of Kroll-O'Gara's outstanding $35.0 million principal amount of senior notes (discussed below), with a corresponding reduction in the total permitted borrowings under the revolving credit facility. This includes the net proceeds from the sale to Armor and any proceeds from additional sales of Kroll-O'Gara's stock ownership in Securify or other assets in excess of the threshold amounts. Borrowings under Kroll-O'Gara's line of credit were approximately $22.8 million and $36.5 million at December 31, 1999 and 2000, respectively, and $36.4 million at March 31, 2001.

     In connection with the amended credit facility, Kroll-O'Gara entered into amended and restated agreements with the holders of its senior notes. These agreements also are secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and are jointly and severally guaranteed by essentially all the subsidiaries. The amended and restated senior note agreements require total principal payments of $864,200 on each of June 30 and September 30, 2001 and of $1,296,300 on each of December 31, 2001 and March 31, 2002. The balance is payable at maturity in May 2003, but maturity will be accelerated to May 31, 2002 if Kroll-O'Gara's revolving credit agreement is not renewed and, as described below, further accelerated upon closing of the transaction with Armor.

     The amended bank loan and senior note agreements contain substantially identical financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreements also impose limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividend, other than stock dividends. Kroll-O'Gara was not in compliance with certain of the covenants under the prior bank loan agreement as of December 31, 2000. Had the lender not amended and restated the agreement, all amounts outstanding under the credit agreement would have been immediately payable.

     The bank loan agreement and senior loan agreements were further amended as of April 20, 2001 in connection with Kroll-O'Gara's agreement to sell the Security Products and Services Group to Armor. The March 30, 2001 agreements required interest on advances under the revolving credit facility and on the senior notes at the greater of 8.56% or the prime rate plus 1.5% (9.5% at March 31, 2001). Effective April 20, 2001 the interest rate under all of the agreements was changed to the greater of (a) 8.56% or (b) prime plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law).

     Kroll-O'Gara's agreement with Armor provides that it will receive $53.0 million at closing, $15.0 million of which is expected to be paid in Armor stock. Of the $38.0 million cash, $3.0 million will be used for transaction costs and certain other payables. The remaining cash must be paid immediately 56.79% to the revolving credit facility lender and 43.21% to the senior note holders. During the 60 days following closing of the transaction with Armor, any proceeds from the sale of the Armor stock also must be paid immediately to the revolving credit facility lender and senior note holders in the same percentages. All remaining outstanding amounts under the revolving credit facility and the senior notes are due 60 days after closing.

     Kroll-O'Gara has been in discussions with another lender to provide financing subsequent to the sale of the Security Products and Services Group to Armor. After payment of the net proceeds from the sale of the Security Products and Services Group to the revolving credit facility lender and the senior note holders, Kroll-O'Gara expects there to be approximately $22 million remaining outstanding to these parties which must be repaid no later than 60 days after closing. Kroll-O'Gara believes that it can obtain a credit facility of approximately $35 million at interest rates comparable to the rate under the March 30, 2001 amendment to its existing credit facilities. Therefore, the anticipated financing under discussion should be adequate to meet the ongoing needs of Kroll-O'Gara. If the sale of the Security Products and Services Group to Armor is not consummated, Kroll-O'Gara believes it can continue to remain in compliance with all the terms and conditions of the bank loan agreement and senior note agreements for the remainder of their terms. However, based on the increasing interest rates included in the amended bank loan agreement and senior note agreements, Kroll-O'Gara would endeavor to obtain new financing if the sale to Armor is not consummated.

     Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of pound 2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.0%. Maximum borrowings permitted pursuant to this demand note are $4.0 million. Borrowings outstanding pursuant to this demand note were approximately $3.4 million and $2.8 million, respectively, as translated at December 31, 1999 and December 31, 2000.

     Cash flows from operating activities. Operating activities provided $1.1 million in net cash in 2000 in comparison with net cash used of $5.3 million in 1999. In 1999, cash was used primarily to fund working capital investments offset by net income. In 2000, cash was provided primarily by reductions in working capital investments.

     Cash flows from investing activities. In 2000, Kroll-O'Gara incurred capital expenditures of $12.6 million, primarily for upgrades of general information systems as well as additional leasehold improvements and office furniture and fixtures related to new office space in the Investigations and Intelligence Group. In 1999, Kroll-O'Gara incurred capital expenditures of $19.1 million primarily related to the acquisition and implementation of two enterprise systems, one at its Security Products and Services Group and one at its Investigations and Intelligence Group. In 1999, Kroll-O'Gara sold $13.3 million of its marketable securities in order to fund its increased capital expenditure requirements. Additions to databases totaled $3.9 million and $4.4 million for the years ended December 31, 1999 and 2000, respectively. In addition to capital expenditures, 1999 investing activities included the acquisition of Buchler Phillips which required cash of approximately $12.0 million, net of cash acquired.

     The levels of Kroll-O'Gara's capital expenditures were in excess of the amounts that were permitted under its credit agreement in 1999 and 2000. Had the lender not amended and restated the loan agreement as previously discussed, all amounts outstanding under the credit agreement would have been immediately payable. Capital expenditures, excluding databases, are limited to $8.0 million in 2001 under Kroll-O'Gara's credit and loan agreements.

     Cash flows from financing activities. Net cash provided by financing activities was $27.3 million and $12.2 million for the years ended December 31, 1999 and 2000, respectively. In both periods, cash was provided by borrowings under bank lines of credit, net of repayments of long term debt. In 1999 cash was also provided from proceeds from the exercise of stock options and warrants.

     Net cash used in discontinued operations was less than $0.1 million in 2000 compared with $0.7 million in 1999. Cash used in 1999 reflects increases in net cash provided by working capital items offset by the Voice and Data Communications Group's net loss.

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

     Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to effectively hedge a specific portion of its exposure to certain foreign currency rate fluctuations on its net investment in two foreign subsidiaries. At December 31, 2000 ten such contracts, maturing between January 2001 and December 2002 were outstanding. The notional amount, together with amortized premium, and the fair market value associated with these forward contracts were $14.7 million and $0.8 million, respectively. If Statement of Financial Accounting Standards No. 133 had been applied to all net investment hedge contracts in place at December 31, 2000, the effect would have been to decrease assets by approximately $0.2 million with an offsetting amount recorded in the accumulated other comprehensive income
(loss) component of shareholders' equity. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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

     New accounting pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has several net investment hedge contracts in place. These instruments have historically qualified for hedge accounting throughout the periods presented in the accompanying consolidated financial statements. Kroll-O'Gara has adopted the provisions of SFAS 133 beginning on January 1, 2001. Kroll-O'Gara has designated these contracts as net investment hedges under SFAS 133 and, as such, the accounting under this new statement will approximate its previous accounting. Based on current hedge instruments and designations, Kroll-O'Gara will account for changes in the fair value of its net investment hedge contracts (that is, based on the forward exchange rate) with the related changes in fair value reported in other comprehensive income (loss). Kroll-O'Gara does not expect that it will realize any material charges to earnings pursuant to SFAS 133. See Note 16 to the Notes to Consolidated Financial Statements. However, in the event of a future change in facts or in the underlying net investment hedge relationships, Kroll-O'Gara could experience future volatility in earnings.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (Interpretation No. 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 became effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. See Note 6 to the Notes to Consolidated Financial Statements.

     The Emerging Issues Task Force (EITF) Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," states that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll-O'Gara to expense some or all of the database costs that Kroll-O'Gara currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll-O'Gara's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Operations." In addition, the information set forth in Note 16 "Fair Value of Financial Instruments" to Kroll-O'Gara's 2000 Consolidated Financial Statements is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To The Kroll-O'Gara Company:

     We have audited the accompanying consolidated balance sheets of THE KROLL-O'GARA COMPANY (Note 1) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kroll-O'Gara Company and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3(q) to the consolidated financial statements, effective in the first quarter of 1999, the Company changed its method of accounting for costs of start-up activities.

                                        Arthur Andersen LLP

Cincinnati, Ohio
  April 20, 2001

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 2000

                                                                  1999            2000
                                                              ------------    ------------
ASSETS (NOTES 10 AND 11)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 13,030,534    $  8,438,124
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,663,786 and $5,701,429 in 1999 and 2000,
     respectively (Notes 3 and 7)...........................    59,261,184      65,266,388
  Unbilled revenues (Note 3)................................    18,033,811      19,994,597
  Related party receivables (Note 9)........................     2,095,810       2,475,006
  Costs and estimated earnings in excess of billings on
     uncompleted contracts (Note 7).........................    24,159,724       8,634,134
  Inventories (Note 7)......................................    21,287,658      18,641,172
  Prepaid expenses and other................................    11,284,003       9,819,306
  Deferred tax asset (Note 8)...............................       823,831              --
  Net current assets of discontinued operation (Note 5).....     7,137,550       1,879,237
                                                              ------------    ------------
Total current assets........................................   157,114,105     135,147,964
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 3 and 11):
  Land......................................................     2,164,197       2,544,465
  Buildings and improvements................................     8,586,985       8,406,949
  Leasehold improvements....................................     7,446,487       8,037,866
  Furniture and fixtures....................................     9,947,051      10,707,204
  Machinery and equipment...................................    36,717,974      39,064,853
  Construction-in-progress..................................            --       1,326,425
                                                              ------------    ------------
                                                                64,862,694      70,087,762
  Less -- accumulated depreciation..........................   (26,110,142)    (32,738,578)
                                                              ------------    ------------
                                                                38,752,552      37,349,184
                                                              ------------    ------------
DATABASES, net of accumulated amortization of $26,187,348
  and $29,759,496 in 1999 and 2000, respectively (Note 3)...     9,696,162      10,204,294
COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE
  ASSETS, net of accumulated amortization of $8,336,265 and
  $12,118,945 in 1999 and 2000, respectively (Notes 3 and
  4)........................................................    78,907,738      75,485,901
OTHER ASSETS:
  Other assets (Note 7).....................................     4,269,355       3,561,271
  Net non-current assets of discontinued operation (Note
     5).....................................................     2,958,084              --
                                                              ------------    ------------
                                                                95,831,339      89,251,466
                                                              ------------    ------------
                                                              $291,697,996    $261,748,614
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 2000

                                                                  1999            2000
                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 10).......................  $ 26,582,688    $ 39,613,300
  Current portion of long-term debt (Note 11)...............     3,737,227       5,138,176
  Trade accounts payable....................................    33,240,883      30,664,595
  Related party payables (Note 9)...........................            --         239,145
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       360,725              --
  Accrued liabilities (Note 7)..............................    26,190,992      21,156,019
  Income taxes currently payable............................       768,105       1,526,120
  Deferred income taxes (Note 8)............................            --       1,553,038
  Customer deposits and deferred revenue....................     4,191,267       9,543,874
                                                              ------------    ------------
          Total current liabilities.........................    95,071,887     109,434,267
OTHER LONG-TERM LIABILITIES.................................     2,673,092       1,663,626
DEFERRED INCOME TAXES (Note 8)..............................     1,820,815         515,400
LONG-TERM DEBT, net of current portion (Note 11)............    36,264,163      33,713,848
                                                              ------------    ------------
          Total liabilities.................................   135,829,957     145,327,141
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 12, 15, 17 and 20)
SHAREHOLDERS' EQUITY (Notes 1 and 14):
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued................................            --              --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 22,255,510 and 22,414,697 shares issued and
     outstanding in 1999 and 2000, respectively.............       222,555         224,147
  Additional paid-in-capital................................   170,101,929     169,467,255
  Retained deficit..........................................   (12,639,574)    (46,583,887)
  Deferred compensation.....................................    (1,629,893)       (337,043)
  Accumulated other comprehensive loss......................      (186,978)     (6,348,999)
                                                              ------------    ------------
          Total shareholders' equity........................   155,868,039     116,421,473
                                                              ------------    ------------
                                                              $291,697,996    $261,748,614
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                1998            1999            2000
                                                            ------------    ------------    ------------
NET SALES.................................................  $260,704,672    $305,168,951    $310,602,195
COST OF SALES.............................................   168,586,556     188,392,159     209,918,021
                                                            ------------    ------------    ------------
         Gross profit.....................................    92,118,116     116,776,792     100,684,174
OPERATING EXPENSES:
  Selling and marketing...................................    21,338,962      25,840,027      28,272,472
  General and administrative..............................    41,821,029      73,254,967      81,107,429
  Failed separation costs (Note 2)........................            --              --       4,194,188
  Failed merger related costs (Note 2)....................            --       1,562,331       2,490,923
  Merger related costs (Note 4)...........................     5,727,358       4,069,089         357,279
  Restructuring charges (Note 7)..........................            --       4,363,566         685,620
                                                            ------------    ------------    ------------
         Operating expenses...............................    68,887,349     109,089,980     117,107,911
                                                            ------------    ------------    ------------
         Operating income (loss)..........................    23,230,767       7,686,812     (16,423,737)
OTHER INCOME (EXPENSE):
  Interest expense........................................    (4,382,010)     (4,747,207)     (6,686,969)
  Interest income.........................................     1,273,218         409,892         349,318
  Litigation settlement (Note 15).........................            --              --      (1,254,457)
  Gain from issuance of subsidiary stock (Note 6).........            --              --       1,616,658
  Foreign currency gains (losses) and other, net..........       342,492        (302,830)       (656,340)
                                                            ------------    ------------    ------------
    Income (loss) from continuing operations before
      provision for income taxes and cumulative effect of
      change in accounting principle......................    20,464,467       3,046,667     (23,055,527)
  Provision for income taxes (Note 8).....................     7,352,931       2,429,410       2,651,521
                                                            ------------    ------------    ------------
    Income (loss) from continuing operations before
      cumulative effect of change in accounting
      principle...........................................    13,111,536         617,257     (25,707,048)
  Discontinued operations (Note 5):
    Net loss from operations of discontinued voice and
      data communications group...........................    (1,325,471)     (1,761,035)     (3,199,618)
    Estimated net loss on disposal of discontinued voice
      and data communications group.......................            --              --      (5,037,647)
                                                            ------------    ------------    ------------
      Income (loss) before cumulative effect of change in
         accounting principle.............................    11,786,065      (1,143,778)    (33,944,313)
  Cumulative effect of change in accounting principle, net
    of applicable tax benefit of $408,000 in 1999 (Note
    3(q)).................................................            --        (778,041)             --
                                                            ------------    ------------    ------------
    Net income (loss).....................................  $ 11,786,065    $ (1,921,819)   $(33,944,313)
                                                            ============    ============    ============
Income (loss) per share from continuing operations (Note
  3(n)):
  Basic...................................................  $       0.68    $       0.03    $      (1.15)
                                                            ============    ============    ============
  Diluted.................................................  $       0.66    $       0.03    $      (1.15)
                                                            ============    ============    ============
Net income (loss) per share (Note 3(n)):
  Basic...................................................  $       0.61    $      (0.09)   $      (1.52)
                                                            ============    ============    ============
  Diluted.................................................  $       0.59    $      (0.09)   $      (1.52)
                                                            ============    ============    ============
Weighted average shares outstanding (Note 3(n)):
  Basic...................................................    19,336,580      22,005,632      22,295,391
                                                            ============    ============    ============
  Diluted.................................................    19,908,206      22,005,632      22,295,391
                                                            ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                               ADDITIONAL
                                                   COMPREHENSIVE    COMMON      PAID-IN-       RETAINED       DEFERRED
                                        SHARES     INCOME (LOSS)    STOCK       CAPITAL        DEFICIT      COMPENSATION
                                      ----------   -------------   --------   ------------   ------------   ------------
BALANCE, December 31, 1997..........  15,679,545                   $156,795   $ 65,837,989   $(22,750,314)  $        --
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000........................   4,716,757                     47,168     68,289,755             --            --
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....     428,625                      4,286      4,473,859             --            --
Issuance of stock in conjunction
  with the acquisition of businesses
  (Note 4)..........................     767,416                      7,674     17,602,830             --            --
Exercise of stock put option (Note
  4)................................      (7,471)                       (75)      (166,593)            --            --
Deferred compensation related to
  stock options.....................          --                         --      1,192,096             --    (1,113,936)
Comprehensive income:
  Net income........................          --   $ 11,786,065          --             --     11,786,065            --
                                                   ------------
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $169,000
      of tax provision..............          --       (476,956)         --             --             --            --
    Reclassification adjustment for
      gain on securities included in
      net income, net of $7,000 tax
      benefit.......................          --        (10,469)         --             --             --            --
                                                   ------------
    Other comprehensive loss........          --       (487,425)         --             --             --            --
                                                   ------------
      Comprehensive income..........          --   $ 11,298,640          --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 1998..........  21,584,872                    215,848    157,229,936    (10,964,249)   (1,113,936)
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....     202,614                      2,026      3,293,084             --            --
Issuance of stock in conjunction
  with acquisition of businesses
  (Note 4)..........................     468,024                      4,681      8,007,248        246,494            --

                                      ACCUMULATED OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)        TOTAL
                                      -----------------   ------------
BALANCE, December 31, 1997..........     $  (383,910)     $ 42,860,560
Public and private offerings of
  common stock, net of issuance
  costs of approximately
  $1,431,000........................              --        68,336,923
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....              --         4,478,145
Issuance of stock in conjunction
  with the acquisition of businesses
  (Note 4)..........................              --        17,610,504
Exercise of stock put option (Note
  4)................................              --          (166,668)
Deferred compensation related to
  stock options.....................              --            78,160
Comprehensive income:
  Net income........................              --        11,786,065

  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $169,000
      of tax provision..............              --                --
    Reclassification adjustment for
      gain on securities included in
      net income, net of $7,000 tax
      benefit.......................              --                --

    Other comprehensive loss........        (487,425)         (487,425)

      Comprehensive income..........              --                --
                                         -----------      ------------
BALANCE, December 31, 1998..........        (871,335)      144,496,264
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....              --         3,295,110
Issuance of stock in conjunction
  with acquisition of businesses
  (Note 4)..........................              --         8,258,423

                                                                               ADDITIONAL
                                                   COMPREHENSIVE    COMMON      PAID-IN-       RETAINED       DEFERRED
                                        SHARES     INCOME (LOSS)    STOCK       CAPITAL        DEFICIT      COMPENSATION
                                      ----------   -------------   --------   ------------   ------------   ------------
Deferred compensation related to
  restricted stock and stock options
  (Note 14).........................          --                         --      1,571,661             --      (515,957)
Comprehensive income (loss):
  Net loss..........................          --   $ (1,921,819)         --             --     (1,921,819)           --
                                                   ------------
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $191,000
      of tax provision..............          --        684,357          --             --             --            --
                                                   ------------
    Other comprehensive income......          --        684,357          --             --             --            --
                                                   ------------
      Comprehensive loss............          --   $ (1,237,462)         --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 1999..........  22,255,510                    222,555    170,101,929    (12,639,574)   (1,629,893)
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....     115,197                      1,152         15,381             --            --
Issuance of restricted stock (Note
  14)...............................      43,990                        440         43,128             --            --
Deferred compensation related to
  restricted stock and stock options
  (Note 14).........................          --                         --       (693,183)            --     1,292,850
Comprehensive income (loss):
  Net loss..........................          --   $(33,944,313)         --             --    (33,944,313)           --
                                                   ------------
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $335,000
      of tax provision..............          --     (6,162,021)         --             --             --            --
                                                   ------------
    Other comprehensive loss........          --     (6,162,021)         --             --             --            --
                                                   ------------
      Comprehensive loss............          --   $(40,106,334)         --             --             --            --
                                      ----------   ============    --------   ------------   ------------   -----------
BALANCE, December 31, 2000..........  22,414,697                   $224,147   $169,467,255   $(46,583,887)  $  (337,043)
                                      ==========                   ========   ============   ============   ===========

                                      ACCUMULATED OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)        TOTAL
                                      -----------------   ------------
Deferred compensation related to
  restricted stock and stock options
  (Note 14).........................              --         1,055,704
Comprehensive income (loss):
  Net loss..........................              --        (1,921,819)
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $191,000
      of tax provision..............              --                --
    Other comprehensive income......         684,357           684,357
      Comprehensive loss............              --                --
                                         -----------      ------------
BALANCE, December 31, 1999..........        (186,978)      155,868,039
Net issuances of stock under
  employee benefit plans, including
  related tax benefit (Note 14).....              --            16,533
Issuance of restricted stock (Note
  14)...............................              --            43,568
Deferred compensation related to
  restricted stock and stock options
  (Note 14).........................              --           599,667
Comprehensive income (loss):
  Net loss..........................              --       (33,944,313)
  Other comprehensive income (loss),
    net of tax:
    Foreign currency translation
      adjustment, including $335,000
      of tax provision..............              --                --
    Other comprehensive loss........      (6,162,021)       (6,162,021)
      Comprehensive loss............              --                --
                                         -----------      ------------
BALANCE, December 31, 2000..........     $(6,348,999)     $116,421,473
                                         ===========      ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                 1998            1999            2000
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $ 11,786,065    $ (1,921,819)   $(33,944,313)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations --
    Loss from discontinued operations......................     1,325,471       1,761,035       8,237,265
    Depreciation and amortization..........................     8,859,778      13,828,783      16,350,003
    Bad debt expense.......................................     1,242,355       3,298,634       5,735,274
    Gain from issuance of subsidiary stock.................            --              --      (1,616,658)
    Gain on sale of marketable securities..................       (10,469)             --              --
    Noncash compensation expense...........................       226,074       1,055,704         599,667
  Change in assets and liabilities, net of effects of
    acquisitions and dispositions --
    Receivables -- trade and unbilled......................   (12,083,029)    (17,300,323)    (17,537,681)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts................................   (14,510,296)      2,248,373      15,494,298
    Inventories, prepaid expenses and other assets.........    (4,713,109)     (5,135,872)        829,852
    Accounts payable and income taxes currently payable....     2,324,655      (1,182,953)      7,363,868
    Billings in excess of costs and estimated earnings on
      uncompleted contracts................................       (68,214)        178,069        (360,725)
    Amounts due to/from related parties....................    (2,457,191)        731,612        (140,051)
    Deferred taxes.........................................      (838,668)     (1,409,954)      1,071,454
    Accrued liabilities, long-term liabilities, customer
      deposits and deferred revenue........................    (2,493,890)     (1,500,935)       (966,473)
                                                             ------------    ------------    ------------
         Net cash provided by (used in) continuing
           operations......................................   (11,410,468)     (5,349,646)      1,115,780
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...............    (7,362,975)    (19,080,914)    (12,640,829)
  Additions to databases...................................    (4,186,924)     (3,855,750)     (4,397,602)
  Acquisitions, net of cash acquired (Note 4)..............   (18,595,996)    (12,014,287)       (470,000)
  Sales (purchases) of marketable securities, net..........   (13,262,353)     13,285,322              --
                                                             ------------    ------------    ------------
         Net cash used in investing activities of
           continuing operations...........................   (43,408,248)    (21,665,629)    (17,508,431)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving lines of
    credit.................................................      (559,112)     24,262,221      13,396,419
  Proceeds from debt.......................................       284,877              --              --
  Payments of long-term debt...............................   (13,662,425)     (1,345,464)     (1,574,366)
  Repayment of notes payable -- shareholder................      (176,057)             --              --
  Net proceeds from issuance of common stock...............    68,336,923              --              --
  Purchase and retirement of stock.........................      (166,668)             --              --
  Other....................................................      (548,602)      1,096,137         283,051
  Proceeds from exercise of stock options and warrants.....     4,478,145       3,295,110          60,101
                                                             ------------    ------------    ------------
         Net cash provided by financing activities of
           continuing operations...........................    57,987,081      27,308,004      12,165,205
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......     3,168,365         292,729      (4,227,446)
Effects of foreign currency exchange rates on cash and cash
  equivalents..............................................       106,049        (411,780)       (344,096)
Net cash used in discontinued operations...................    (1,750,396)       (744,896)        (20,868)
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of year...............    12,370,463      13,894,481      13,030,534
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year.....................  $ 13,894,481    $ 13,030,534    $  8,438,124
                                                             ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            THE KROLL-O'GARA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively, Kroll-O'Gara), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Investigations and Intelligence Group offers business intelligence, investigation and risk mitigation consulting services. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Information Security Group offers information and computer security services, including network and system security review and repair. See Note 6 for a discussion of the preferred stock sale completed during fiscal 2000 by the Information Security Group subsidiary. See Note 5 for a discussion of the discontinuance of the Voice and Data Communications Group.

     The consolidated financial statements include the historical consolidated financial statements of Kroll-O'Gara (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities which were merged with Kroll-O'Gara in connection with pooling of interests business combinations (see Note 4).

(2) CORPORATE INITIATIVES

     Kroll-O'Gara has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Mergers and acquisitions are discussed in Note 4.

     On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $1.6 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

     On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors (Board) approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. Had the spinoff been completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $4.2 million for the year ended December 31, 2000 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara does not anticipate any additional expenses related to this now terminated separation alternative.

     On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell most of the active companies that comprise the Security Products and Services Group to Armor Holdings, Inc. (Armor) for up to $56.5 million (see Note 20).

     In April 2001, Kroll-O'Gara entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes (see Notes 10 and 11).

                            THE KROLL-O'GARA COMPANY

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Kroll-O'Gara has adopted income statement recognition as its accounting policy for recognizing any gains and losses on issuances of stock by its subsidiaries.

     (b) Revenue Recognition -- Revenue from intelligence and investigation services is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Kroll-O'Gara records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

     Revenue related to certain contracts for security products (both government and commercial) that results principally from long-term fixed price contracts is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain direct overhead costs related to contract production. Changes in estimated total contract costs will result in revisions to the percentage of contract revenue recognized. These revisions are recognized when determined.

     Revenue related to other contracts for security products (both government and commercial) that results principally from short-term fixed price contracts is recognized on the completed contract method. Provisions for estimated total contract losses on any uncompleted contracts are recorded in the period in which it becomes known that such losses will occur.

     Revenue from information security services, which consist of consulting fees on information security projects, is recognized ratably over the period of the agreement as services are performed or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

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

     (d) Concentrations of Credit Risk -- Financial instruments that subject Kroll-O'Gara to credit risk consist principally of trade receivables. Concentrations of credit risk with respect to accounts receivable are limited by the number of clients that comprise Kroll-O'Gara's client base, along with the different industries and geographic regions in which Kroll-O'Gara's clients operate. Kroll-O'Gara does not generally require collateral or other security to support client receivables, although Kroll-O'Gara does require retainers, up-front deposits or irrevocable letters-of-credit in many situations. Kroll-O'Gara has established an allowance for

                            THE KROLL-O'GARA COMPANY
doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring losses on its trade receivables in excess of established allowances.

     (e) Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed on both straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Buildings and improvements..................................       5-40 years
Furniture and fixtures......................................       3-10 years
Machinery and equipment.....................................       3-12 years
Leasehold improvements......................................    Life of lease

     (f) Databases -- Databases are capitalized costs incurred to obtain information from third party providers. Kroll-O'Gara relies on this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period. Amortization of databases for the years ended December 31, 1998, 1999 and 2000 was $3,283,232, $3,520,624 and
$3,572,148, respectively.

     (g) Impairment of Long-Lived Assets -- Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets, certain identifiable intangibles and goodwill related to those assets must be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with this standard, Kroll-O'Gara periodically reviews the carrying value of these assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, Kroll-O'Gara believes no impairments exist at December 31, 2000, except for impairments recognized in connection with the discontinued operation discussed in Note 5. However, it is possible, due to a change in circumstances, that carrying values could become impaired in the future. Such impairments could have a material effect on the results of operations in a particular reporting period.

     (h) Costs in Excess of Assets Acquired -- Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in purchase business combinations. Costs in excess of assets acquired, net of accumulated amortization, as of December 31, 1999 and 2000 were $69,469,509 and $66,674,348, respectively. Amortization is recorded on a straight-line basis over periods ranging from 12 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 1998, 1999 and 2000 were $1,471,975, $3,497,242 and $3,266,968, respectively.

     (i) Other Intangible Assets -- Other intangible assets, comprised mainly of customer lists and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over a fifteen year period and the non-compete agreements are amortized over the lives of the respective agreements, which range from six months to five years. Other intangible assets, net of accumulated amortization, as of December 31, 1999 and 2000 were $9,438,229 and $8,811,553, respectively. Amortization of other intangible assets for the years ended December 31, 1998, 1999 and 2000 was $945,202, $817,454 and $936,962, respectively.

     (j) Foreign Currency Translation -- Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

     Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Amounts receivable or payable in foreign currencies,

                            THE KROLL-O'GARA COMPANY
other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of transactional gains or losses is included in other income (expense) in the accompanying consolidated statements of operations.

     (k) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l) Research and Development -- Research and development costs are expensed as incurred. Kroll-O'Gara incurred approximately $537,000, $297,000 and $630,000 for the years ended December 31, 1998, 1999 and 2000, respectively, for research and development. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

     (m) Advertising -- Kroll-O'Gara expenses the cost of advertising as incurred. Advertising expenses for the years ended December 31, 1998, 1999 and 2000 were approximately $1,805,233, $2,160,893 and $2,753,180, respectively.

     (n) Earnings Per Share -- Pursuant to the provisions of SFAS No. 128 "Earnings Per Share" basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of restricted stock.

     The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 1998, 1999 and 2000:

                                                               YEAR ENDED DECEMBER 31, 1998
                                                         -----------------------------------------
                                                           INCOME          SHARES        PER SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
  Basic earnings per share.............................  $11,786,065     19,336,580        $0.61
                                                                                           =====
  Effect of dilutive securities:
     Options...........................................           --        568,849
     Warrants..........................................           --          2,777
                                                         -----------     ----------
  Diluted earnings per share...........................  $11,786,065     19,908,206        $0.59
                                                         ===========     ==========        =====

                                                               YEAR ENDED DECEMBER 31, 1999
                                                         -----------------------------------------
                                                          NET LOSS         SHARES        PER SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
  Basic and diluted loss per share.....................  $(1,921,819)    22,005,632       $(0.09)
                                                         ===========                      ======
  Effect of dilutive securities:
     Options...........................................                     546,614
     Restricted stock..................................                      42,974
     Warrants..........................................                       1,188
                                                                         ----------
  Diluted shares.......................................                  22,596,408
                                                                         ==========

                            THE KROLL-O'GARA COMPANY

                                                               YEAR ENDED DECEMBER 31, 2000
                                                        ------------------------------------------
                                                          NET LOSS         SHARES        PER SHARE
                                                        (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                        ------------    -------------    ---------
  Basic and diluted loss per share....................  $(33,944,313)    22,295,391       $(1.52)
                                                        ============                      ======
  Effect of dilutive securities:
     Options..........................................                      287,355
     Restricted stock.................................                       15,095
     Warrants.........................................                          291
                                                                         ----------
  Diluted shares......................................                   22,598,132
                                                                         ==========

     As a result of the net loss recorded in 1999 and 2000, basic and diluted loss per share are identical as all options and warrants are anti-dilutive.

     Basic and diluted earnings per share based on income from continuing operations were $0.68 and $0.66, respectively, for the year ended December 31, 1998. The basic and diluted per share impact of the discontinued operation was $(0.07).

     Basic and diluted earnings per share based on loss from continuing operations were $0.03 for the year ended December 31, 1999. The basic and diluted per share impact of the discontinued operation was $(0.08) and the change in accounting principle was $(0.04).

     Basic and diluted loss per share based on income from continuing operations were $(1.15) for the year ended December 31, 2000. The basic and diluted per share impact of the discontinued operation was $(0.37).

     During 1998, 11,666 warrants to purchase an equivalent amount of shares of common stock of Kroll-O'Gara at $25.69 per warrant were outstanding but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

     During 1999, 8,719 warrants and 597,155 options to purchase an equivalent amount of shares of common stock of Kroll-O'Gara at $25.69 per warrant and from $26.94 to $34.88 per option were outstanding but were not included in the shares in the above tables because the warrants' and options' exercise price were greater than the average market price of the common shares.

     During 2000, 9,661 warrants and 1,304,866 options to purchase an equivalent amount of shares of common stock of Kroll-O'Gara at $13.01 to $25.69 per warrant and from $9.00 to $28.54 per option were outstanding but were not included in the shares in the above tables because the warrants' and options' exercise price were greater than the average market price of the common shares.

     (o) New Accounting Pronouncements -- In 1998, Kroll-O'Gara adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statements of shareholders' equity. The accumulated other comprehensive loss balance of ($0.2) million and ($6.3) million at December 31, 1999 and 2000, respectively, consisted entirely of foreign currency translation adjustments.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

                            THE KROLL-O'GARA COMPANY

SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Kroll-O'Gara has several net investment hedge contracts in place. These instruments have historically qualified for hedge accounting throughout the periods presented in the accompanying consolidated financial statements. Kroll-O'Gara has adopted the provisions of SFAS 133 beginning on January 1, 2001. Kroll-O'Gara has designated these contracts as net investment hedges under SFAS 133 and, as such, the accounting under this new statement will approximate its previous accounting. Based on current hedge instruments and designations, Kroll-O'Gara will account for changes in the fair value of its net investment hedge contracts (that is, based on the forward exchange rate) with the related changes in fair value reported in other comprehensive income (loss). Kroll-O'Gara does not expect that it will realize any material charges to earnings pursuant to SFAS 133. See Note 16 for further discussion. However, in the event of a future change in facts or in the underlying net investment hedge relationships, Kroll-O'Gara could experience future volatility in earnings. A sale of net assets, portions of the business or a segment that does not include the corresponding hedge instrument, such as the currently contemplated sale of the Security Products and Services Group described in Note 20, could also result in future volatility in earnings.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (Interpretation No. 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 became effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. See Note 6 for a discussion of the impact of Interpretation No. 44 related to certain stock option awards held by the employees of a former subsidiary.

     The Emerging Issues Task Force (EITF) Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," states that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll-O'Gara to expense some or all of the database costs that Kroll-O'Gara currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll-O'Gara's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

     (p) Stock-Based Compensation -- Kroll-O'Gara has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB Opinion 25) as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). APB Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made. The pro forma disclosures required by SFAS 123 are presented in Note 14(d).

     (q) Change in Accounting Principle -- In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. Kroll-O'Gara's former practice was to capitalize certain of these expenses and amortize them over periods ranging from one to five years. Kroll-O'Gara adopted the provisions of this

                            THE KROLL-O'GARA COMPANY
statement in the first quarter of fiscal 1999 and recorded a cumulative effect of a change in accounting principle of $0.8 million, net of a tax benefit of $0.4 million.

     (r) Derivative Financial Instruments -- Financial instruments in the form of foreign currency exchange contracts are utilized by Kroll-O'Gara to hedge its exposure to movements in foreign currency exchange rates. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign exchange contracts are deferred and amortized as an adjustment to the cumulative foreign currency translation adjustment component of equity over the terms of the agreements in accordance with hedge accounting standards. The carrying value of foreign currency exchange contracts is not equal to the fair value. See Note 16 for further discussion.

     (s) Reclassifications -- Certain reclassifications have been reflected in 1998 and 1999 to conform with the current period presentation. Specifically, in accordance with EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" and EITF Issue No. 00-14 "Accounting for Certain Sales Incentives," Kroll-O'Gara has made reclassifications in the 1998 and 1999 consolidated statements of operations to include certain types of costs that are billed to its customers in net sales instead of offsetting the revenues against cost of sales and selling and marketing expenses.

(4) MERGERS AND ACQUISITIONS

     Kroll-O'Gara has completed numerous business combinations in the periods presented. The transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

     (a) Pooling of Interests Transactions -- In December 1998, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Laboratory Specialists of America, Inc. (LSAI). Effective upon the consummation of the merger, each then issued and outstanding share of LSAI common stock was converted into .2102 shares of common stock of Kroll-O'Gara or 1,209,053 shares of Kroll-O'Gara's common stock in total. Outstanding stock options and stock warrants of LSAI were converted at the same exchange factor into options to purchase 39,094 and 24,386 shares, respectively, of Kroll-O'Gara's common stock (see Note 14). The financial position and results of operations of LSAI are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

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

                            THE KROLL-O'GARA COMPANY

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

                                  KROLL-
                                  O'GARA
                                HISTORICAL       LSAI         SCHIFF     SECURIFY      COMBINED
                               ------------   -----------   ----------   ---------   ------------
Nine months ended September
  30, 1998 (unaudited)
  Revenue....................  $164,146,336   $12,039,154   $3,531,062   $  48,000   $179,764,552
  Income from discontinued
     operation...............       287,000            --           --          --        287,000
  Net income (loss)..........    11,559,576     1,440,725      582,254    (944,196)    12,638,359

     In 1998, Kroll-O'Gara recorded, in the fourth quarter, a charge to operating expenses of approximately $5.7 million ($4.1 million after taxes, or $0.21 per diluted share) for direct and other merger and integration related costs. Merger transaction costs include $0.8 million for stay bonuses and $4.5 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the merger with Kroll Holdings, Inc. (Kroll) consummated in December 1997 and were approximately $0.4 million.

     In March 1999, a wholly owned subsidiary of Kroll-O'Gara acquired each then issued and outstanding share of common stock of Financial Research, Inc. (FRI). Effective upon the consummation of the transaction a total of 101,555 shares of Kroll-O'Gara's common stock were issued. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests. The prior period consolidated financial statements would not be materially different from the reported results and accordingly have not been restated.

     In June 1999, a wholly owned subsidiary of Kroll-O'Gara was merged with and into Background America, Inc. (BAI). Effective upon the consummation of the merger, each then issued and outstanding share of BAI common and preferred stock was converted into .2689628 shares of common stock of Kroll-O'Gara or 899,243 shares of Kroll-O'Gara's common stock in total. Outstanding stock options and stock warrants of BAI were converted at the same exchange factor into options to purchase 86,844 and 2,018 shares, respectively, of Kroll-O'Gara's common stock (see Note 14). The financial position and results of operations of BAI are reported as part of Kroll-O'Gara's Investigations and Intelligence Group.

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

     The combined companies recorded an income tax benefit of $113,533 in 1998 to reflect a reduction in a valuation allowance applicable to certain domestic net operating loss carryforwards. The results of operations

                            THE KROLL-O'GARA COMPANY
for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                          KROLL-O'GARA
                                           HISTORICAL       BAI       ADJUSTMENTS     COMBINED
                                          ------------   ----------   -----------   ------------
Three months ended March 31, 1999
  (unaudited)
  Revenue...............................  $ 65,573,000   $2,492,000    $     --     $ 68,065,000
  Loss from discontinued operation......      (170,000)          --          --         (170,000)
  Cumulative effect of change in
     accounting principle...............      (778,041)          --          --         (778,041)
  Net income............................     2,418,000      110,000          --        2,528,000
Year ended December 31, 1998
  Revenue...............................  $247,192,113   $7,350,666    $     --     $254,542,779
  Loss from discontinued operation......    (1,325,471)          --          --       (1,325,471)
  Net income (loss).....................    13,088,906   (1,416,374)    113,533       11,786,065

     In 1999, Kroll-O'Gara recorded a charge to operating expenses of approximately $4.1 million ($3.2 million after taxes, or $0.14 per diluted share) for direct and other merger and integration related costs. Merger transaction costs include $0.3 million for stay bonuses, $0.4 million for stock-based compensation costs triggered by the change in control of BAI and $2.4 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the mergers and acquisitions completed in the fourth quarter of 1998 and were approximately $1.0 million.

     In 2000, Kroll-O'Gara recorded a charge to operating expenses of approximately $0.4 million ($0.02 per diluted share) for merger integration related costs. These costs relate primarily to mergers and acquisitions completed in 1999.

     (b) Purchase Transactions -- In addition to the mergers with LSAI, Schiff and Securify, Kroll-O'Gara completed nine other acquisitions in 1998, all of which were accounted for as purchase business combinations. Eight of the 1998 purchase acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group and the ninth has been included in the Security Products and Services Group. The aggregate purchase price of these nine acquisitions amounted to approximately $37.1 million and consisted of $19.5 million in cash and 767,416 shares of common stock (valued at approximately $17.6 million or an average of $22.93 per share). The $37.1 million aggregate purchase price for the 1998 acquisitions excludes a potential earnout of $3.25 million applicable to one of the acquired companies, which is payable over three years and is contingent upon the achievement of specified operating income targets. Approximately $1.9 million was earned through December 31, 2000 and approximately $0.8 million remains accrued at December 31, 2000 pursuant to this earnout agreement. In conjunction with one of the 1998 purchase acquisitions, the shareholders of the acquired entity had the option to put the shares of common stock received for cash of $22.31 per share for a certain defined period. The put option relating to 7,471 shares issued in connection with this acquisition was exercised for $166,668 in cash with the remaining put options expiring unexercised. In addition, in connection with several of these acquisitions, Kroll-O'Gara entered into various employment and non-compete agreements with officers and key employees of the acquired companies with varying terms and conditions. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over periods ranging from 12 to 25 years.

     Kroll-O'Gara made one significant acquisition in 1998 which is included above. In September 1998, Kizorek, Inc., now renamed InPhoto Surveillance, Inc. (InPhoto), a company located in Illinois specializing in video surveillance services, was acquired for approximately $9.1 million, consisting of $0.9 million in cash

                            THE KROLL-O'GARA COMPANY
and 352,381 shares of Kroll-O'Gara's common stock valued at approximately $8.2 million or $23.35 per share. For accounting purposes, the acquisition was effective on July 1, 1998 and the results of operations of InPhoto are included in the consolidated results of operations of Kroll-O'Gara from that date forward.

     In addition to the mergers during 1999 with BAI and FRI, Kroll-O'Gara completed an additional acquisition in 1999 which was accounted for as a purchase business combination. In June 1999, Kroll-O'Gara completed the acquisition of substantially all of the assets and liabilities of The Buchler Phillips Group (BP). BP provides financial recovery, restructuring, insolvency and turnaround services throughout the United Kingdom and Europe and has been included in the Investigations and Intelligence Group. The purchase price amounted to approximately $20.0 million and consisted of approximately $12.0 million in cash and 366,469 shares of Kroll-O'Gara's common stock (valued at approximately $8.0 million or an average of $21.86 per share). For accounting purposes, the acquisition was effective on April 1, 1999 and the results of operations of BP are included in the consolidated results of operations of Kroll-O'Gara from that date forward. The resulting goodwill from this acquisition is being amortized over 25 years.

     During 2000, Kroll-O'Gara completed two acquisitions which were accounted for as purchase business combinations. Both of these acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group. The aggregate purchase price of these acquisitions amounted to approximately $1.3 million and consisted of $0.7 million in cash and notes payable of $0.6 million to the former owners of the businesses. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over 25 years.

     In connection with the 1998, 1999 and 2000 purchase acquisitions, assets were acquired and liabilities were assumed as follows (dollars in thousands):

                                                                 OTHER 1998       1999           2000
                                                      INPHOTO   ACQUISITIONS   ACQUISITION   ACQUISITIONS
                                                      -------   ------------   -----------   ------------
FAIR VALUE OF ASSETS
  ACQUIRED INCLUDING:
  Cash..............................................  $   192     $    701      $      4        $  262
  Accounts receivable...............................    1,743        5,300         1,174           326
  Unbilled revenue..................................      269        1,561         5,441            26
  Other current assets..............................      450          551           852             -
  Property, plant and equipment.....................      955        1,243         1,233            28
  Other non-current assets..........................       --          271           319            --
  Costs in excess of assets acquired and other
     intangible assets..............................    9,790       28,874        20,835         1,076
                                                      -------     --------      --------        ------
                                                       13,399       38,501        29,858         1,718
  Less: Cash paid for net assets....................     (854)     (18,689)      (12,018)         (732)
  Fair value of debt issued.........................       --           --            --          (625)
  Fair value of stock issued........................   (8,228)      (9,381)       (8,012)           --
                                                      -------     --------      --------        ------
                                                      $ 4,317     $ 10,431      $  9,828        $  361
                                                      =======     ========      ========        ======
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed and acquisition costs.........  $ 4,117     $  9,583      $  7,508        $  361
  Debt..............................................      200          848         2,320            --
                                                      -------     --------      --------        ------
                                                      $ 4,317     $ 10,431      $  9,828        $  361
                                                      =======     ========      ========        ======

                            THE KROLL-O'GARA COMPANY

(5) DISCONTINUED OPERATION -- VOICE AND DATA COMMUNICATIONS GROUP

     On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara has decided to divest itself of the operations of this segment by no later than December 31, 2001. The discontinuance plan includes an overall shutdown through an orderly runoff of operations. However, Kroll-O'Gara will continue to consider proposals from parties that may be interested in acquiring these operations prior to their shutdown. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

     The fiscal 2000 estimated loss on disposal of $5.0 million ($0.23 per diluted share) includes the estimated future results of operations through the estimated date of the shutdown. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million. The loss on disposal calculation includes $0.2 million of allocated interest expense. The estimated loss on disposal is based upon management's best estimates of the net realizable value of the net assets of this segment and of the estimated direct costs of disposing of these operations. The amounts the Company will ultimately realize may differ materially from the amounts utilized in arriving at the estimated loss on disposal of the discontinued operations.

     Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------    -------    -------
Net sales.............................................  $17,653    $19,931    $16,852
Interest expense allocation...........................  $   288    $   218    $   239
Net loss from discontinued operations.................  $(1,325)   $(1,761)   $(3,200)
Estimated net loss on disposal........................  $    --    $    --    $(5,038)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------    -------
Current assets..............................................  $14,698     $8,104
Property, plant and equipment, net..........................      155         --
Other assets................................................    2,803         --
Current liabilities.........................................   (7,560)    (6,225)
                                                              -------     ------
          Net assets of discontinued operations.............  $10,096     $1,879
                                                              =======     ======

     A valuation allowance for VDCG's net operating loss carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future.

     One VDCG executive has an employment agreement subject to similar terms as discussed in Note 15(b). If terminated without cause, this commitment would approximate $0.1 million as of December 31, 2000.

(6) SALE OF STOCK BY INFORMATION SECURITY GROUP

     In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed the sale of preferred stock shares through a private equity offering to certain unrelated third parties. Under the terms of the stock

                            THE KROLL-O'GARA COMPANY
purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock. Kroll-O'Gara recognized a pre-tax gain on this transaction of approximately $1.6 million. The tax effects of this transaction approximate $2.1 million, resulting in a total, net of tax, loss of $0.5 million. The tax effects of this transaction include net operating loss carryforwards and other deferred tax assets that will not remain with Kroll-O'Gara. As of December 31, 2000, Kroll-O'Gara had an amount receivable from Securify, totaling approximately $5.4 million, that is subject to an unsecured promissory note agreement with repayment terms scheduled over a five-year period. Kroll-O'Gara will recognize income in the period that repayments are received pursuant to the promissory note agreement.

     As a result of this transaction, as of December 31, 2000, Kroll-O'Gara's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of December 31, 2000. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.

     Kroll-O'Gara has also recognized an approximate $41,000 loss in the other income (expense) caption in the consolidated statement of operations for the period ended December 31, 2000 related to specific stock options to acquire Kroll-O'Gara common stock that continue to be held by certain Securify employees. Kroll-O'Gara will recognize an additional $0.3 million of expense related to these stock options over the remaining vesting periods ranging from 16 to 22 months. Consistent with the provisions of Interpretation No. 44, Kroll-O'Gara is required to recognize compensation expense for any stock options to acquire Kroll-O'Gara common stock that are maintained by non-employees.

(7) BALANCE SHEET ACCOUNTS

     (a) Trade Accounts Receivable and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts -- The following summarizes the components of trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
United States Military:
  Billed receivables......................................  $ 4,877,570    $ 6,826,533
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................   13,827,929      7,265,288
                                                            -----------    -----------
          Total United States Military....................  $18,705,499    $14,091,821
                                                            ===========    ===========

                            THE KROLL-O'GARA COMPANY

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Other contracts and receivables:
  Billed receivables......................................  $54,383,614    $58,439,855
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................   10,331,795      1,368,846
                                                            -----------    -----------
          Total other contracts and receivables...........  $64,715,409    $59,808,701
                                                            ===========    ===========
Total trade accounts receivable, net......................  $59,261,184    $65,266,388
                                                            ===========    ===========
Total costs and estimated earnings in excess of billings
  on uncompleted contracts................................  $24,159,724    $ 8,634,134
                                                            ===========    ===========

     Costs and estimated earnings in excess of billings on uncompleted contracts are net of $131,582,751 and $139,118,840 of progress billings to the United States Military at December 31, 1999 and 2000, respectively.

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

     The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                 ADDITIONS
                                    BALANCE      CHARGED TO                    BALANCE
                                   BEGINNING     COSTS AND                      END OF
                                   OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                   ----------    ----------    -----------    ----------
Year ended December 31, 1998.....  $2,993,471    $1,242,355    $(1,809,002)   $2,426,824
Year ended December 31, 1999.....  $2,426,824    $3,298,634    $(2,061,672)   $3,663,786
Year ended December 31, 2000.....  $3,663,786    $5,735,274    $(3,697,631)   $5,701,429

     (b) Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Raw materials.............................................  $14,494,953    $11,650,878
Vehicle costs and work-in-process.........................    6,792,705      6,990,294
                                                            -----------    -----------
                                                            $21,287,658    $18,641,172
                                                            ===========    ===========

     The following summarizes activity in valuation reserves for inventory obsolescence:

                                                      ADDITIONS
                                         BALANCE      CHARGED TO                   BALANCE
                                        BEGINNING     COSTS AND                     END OF
                                        OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                                        ----------    ----------    ----------    ----------
Year ended December 31, 1998..........   $340,332      $  9,668         $--       $  350,000
Year ended December 31, 1999..........   $350,000      $116,752         $--       $  466,752
Year ended December 31, 2000..........   $466,752      $857,648         $--       $1,324,400

                            THE KROLL-O'GARA COMPANY

     (c) Other Assets -- Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:

                                                     USEFUL           DECEMBER 31,
                                                      LIFE      ------------------------
DESCRIPTION                                          (YEARS)       1999          2000
-----------                                          -------    ----------    ----------
Security deposits..................................    --       $  971,045    $  941,858
Long-term receivable...............................    --        1,112,681       659,391
Non-refundable deposit on an equipment lease with a
  related party....................................     5          537,784       537,784
Deferred financing fees............................   2-30         920,492     1,070,492
Investment in unconsolidated subsidiary............    --          520,695       674,564
Other long-term assets.............................    --          619,650       528,917
                                                                ----------    ----------
                                                                 4,682,347     4,413,006
Less -- accumulated amortization...................               (412,992)     (851,735)
                                                                ----------    ----------
                                                                $4,269,355    $3,561,271
                                                                ==========    ==========

     (d) Accrued Liabilities -- Accrued liabilities consist of the following at December 31, 1999 and 2000:

                                                                   DECEMBER 31,
                                                            --------------------------
DESCRIPTION                                                    1999           2000
-----------                                                 -----------    -----------
Payroll and related benefits..............................  $11,019,288    $ 8,053,549
Accrued professional fees.................................    2,113,264        561,613
Property, sales and other taxes payable...................    2,636,732      2,677,758
Accrued medical costs.....................................      645,132        571,664
Accrued interest..........................................      497,576        610,377
Accrued warranty reserve..................................      442,597        464,933
Accrued payments to former owners of acquired
  businesses..............................................    2,868,569      2,193,652
Accrued restructuring costs...............................      664,900        727,967
Other accruals............................................    5,302,934      5,294,506
                                                            -----------    -----------
                                                            $26,190,992    $21,156,019
                                                            ===========    ===========

     (e) Restructuring of Operations -- In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the 1999 Plan) to reduce costs and improve operating efficiencies. The 1999 Plan was substantially completed by the end of the second quarter of 1999. The total pre-tax restructuring charge recorded pursuant to the 1999 Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the 1999 Plan through December 31, 2000 were $3.8 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 1999 Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and

                            THE KROLL-O'GARA COMPANY
the elimination of approximately 82 employees. The components of the restructuring charge including accrued balances as of December 31, 2000 are as follows:

DESCRIPTION                                                    EXPENSE      ACCRUAL
-----------                                                   ----------    --------
Severance and related costs.................................  $3,116,303    $210,833
Writedown of property, plant and equipment..................     150,166          --
Lease termination costs.....................................   1,064,270     366,314
Other.......................................................      32,827          --
                                                              ----------    --------
                                                              $4,363,566     577,147
                                                              ==========
Less -- Current portion.....................................                 412,821
                                                                            --------
                                                                            $164,326
                                                                            ========

     In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan to reduce costs and improve operating efficiencies (the 2000 Plan) with a total pre-tax restructuring charge of approximately $0.7 million. Total payments pursuant to the 2000 Plan through December 31, 2000 were $0.4 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 2000 Plan. The principal element of the restructuring plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. At December 31, 2000, approximately $0.3 million remained as an accrual relating to the 2000 Plan.

(8) INCOME TAXES

     Kroll-O'Gara accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

     Kroll-O'Gara's provision for income taxes on income (loss) from continuing operations for all periods is summarized as follows:

                                                      1998         1999          2000
                                                   ----------   -----------   -----------
Currently payable:
  Federal........................................  $5,530,085   $ 1,887,333   $(2,065,160)
  State and local................................     965,158       333,059     1,216,733
  Foreign........................................   1,834,143     2,235,172     2,385,078
                                                   ----------   -----------   -----------
                                                    8,329,386     4,455,564     1,536,651
                                                   ----------   -----------   -----------
Deferred:
  Federal........................................    (847,018)   (1,352,885)      736,391
  State and local................................    (129,437)     (238,745)      130,299
  Foreign........................................          --      (434,524)      248,180
                                                   ----------   -----------   -----------
                                                     (976,455)   (2,026,154)    1,114,870
                                                   ----------   -----------   -----------
                                                   $7,352,931   $ 2,429,410   $ 2,651,521
                                                   ==========   ===========   ===========

                            THE KROLL-O'GARA COMPANY

     A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

                                         1998                 1999                 2000
                                   -----------------   ------------------   -------------------
                                     AMOUNT     RATE     AMOUNT     RATE      AMOUNT      RATE
                                   ----------   ----   ----------   -----   -----------   -----
Provision (benefit) for income
  taxes at the federal statutory
  rate...........................  $7,039,777   34.4%  $1,035,866    34.0%  $(7,838,879)   34.0%
State and local income taxes, net
  of federal benefit.............     637,004    3.1       47,750     1.6     1,045,000    (4.5)
Nondeductible expenses...........     197,446    1.0    1,747,864    57.4     3,463,375   (15.0)
Change in valuation allowance....    (194,744)  (1.0)    (928,095)  (30.5)    2,556,084   (11.1)
Tax attributes associated with
  Securify.......................          --     --           --      --     2,068,000    (9.0)
Effect of foreign (income)
  loss...........................     (47,924)  (0.2)     737,777    24.2     1,176,529    (5.1)
Other............................    (278,628)  (1.4)    (211,752)   (7.0)      181,412    (0.8)
                                   ----------   ----   ----------   -----   -----------   -----
     Provision for income
       taxes.....................  $7,352,931   35.9%  $2,429,410    79.7%  $ 2,651,521   (11.5)%
                                   ==========   ====   ==========   =====   ===========   =====

     The components of Kroll-O'Gara's consolidated deferred income tax assets and liabilities as of December 31 are summarized below:

                                                               1999           2000
                                                            -----------   ------------
Deferred tax assets:
  Allowance for doubtful accounts.........................  $ 1,051,436   $  1,740,702
  Depreciation and amortization...........................      320,653        580,979
  Net operating loss carryforwards........................    3,312,439      5,174,685
  Payroll and other benefits..............................    1,452,718      1,525,684
  Restructuring...........................................      658,246        230,859
  Other accruals..........................................      961,809        587,303
  Acquisition costs.......................................    1,694,866      1,050,124
  Other...................................................      779,765        431,844
                                                            -----------   ------------
                                                             10,231,932     11,322,180
  Valuation allowance.....................................   (2,649,047)    (5,205,131)
                                                            -----------   ------------
          Net deferred tax assets.........................    7,582,885      6,117,049
                                                            -----------   ------------
Deferred tax liabilities:
  Nonaccrual service fee receivable.......................     (181,579)      (215,667)
  Deferred revenue........................................   (4,220,953)    (3,547,434)
  Database capitalization.................................   (3,107,610)    (3,342,575)
  Customer lists, net of amortization.....................     (121,399)            --
  Percentage of completion on foreign subsidiaries........     (201,148)            --
  Foreign leasing transactions............................     (147,146)      (145,332)
  Other...................................................     (600,034)      (934,479)
                                                            -----------   ------------
                                                             (8,579,869)    (8,185,487)
                                                            -----------   ------------
          Net deferred tax liability......................  $  (996,984)  $ (2,068,438)
                                                            ===========   ============

     Kroll-O'Gara has certain foreign and domestic net operating loss carryforwards, which approximated $3.3 million and $5.2 million at December 31, 1999 and 2000, respectively. The foreign net operating loss carryforwards relate primarily to Mexico and the Philippines. The carryforwards expire beginning in 2001. A valuation allowance for all existing domestic and foreign loss carryforwards has been provided as it is not

                            THE KROLL-O'GARA COMPANY
certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable.

(9) RELATED PARTY TRANSACTIONS

     (a) Summary of Related Party Transactions -- The following summarizes transactions with related parties:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
Sales
  to Shareholder...............................  $4,877,478    $4,779,449    $5,776,344
  to affiliated entities.......................     821,400        70,595        26,248
Purchases
  from Shareholder.............................     474,800       361,320       286,589
  from affiliated entities.....................   1,406,210       296,100     1,045,222
Lease expense to affiliated entities...........     916,600       792,979       786,756
Legal services expense provided by former
  Director.....................................     190,000            --            --
Legal services expense to law firm of a Board
  member.......................................          --            --     1,719,862
Non-interest bearing advances to
  shareholders.................................     568,213       581,779       651,052
Air charter fees included in costs of the
  offering or merger costs.....................     566,000            --            --
Non-interest bearing advances to affiliates....     615,851       282,346       358,480
Trade accounts receivable due from
  shareholder..................................   1,290,558     1,231,685     1,465,474
Trade accounts payable due to affiliate........          --            --       239,145

     (b) Sales-Shareholder -- During 1998, 1999 and 2000, Kroll-O'Gara rendered services to American International Group, Inc. and its subsidiaries (AIG) which is also a shareholder of Kroll-O'Gara. Total revenue recognized for the years ended December 31, 1998, 1999 and 2000 was $4,877,478, $4,779,449 and
$5,776,344, respectively. Additionally, AIG provides certain services to Kroll-O'Gara which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $474,800, $361,320 and $286,589 for the years ended December 31, 1998, 1999 and 2000, respectively. The yearend accounts receivable balance from AIG was approximately $1,231,685 and $1,465,474 at December 31, 1999 and 2000, respectively.

     (c) Building and Equipment Leases -- Affiliated Entities -- Effective June 1, 1998, Kroll-O'Gara reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum provide Kroll-O'Gara with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $292,000, $82,000 and $90,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Kroll-O'Gara paid $296,000 in 1998 for usage of the aircraft during the roadshow for a stock offering and included such amount in stock issuance costs. Kroll-O'Gara also paid $270,000 in fiscal 1998 for usage of the aircraft to consummate the merger with Securify and included such amount in merger related costs. Management is of the opinion that the hourly rate paid by Kroll-O'Gara was equivalent to the rate charged by the affiliated entity to other unrelated companies for similar services and that the hourly rate was favorably comparable to rates charged by another unrelated charter service for similar aircraft. As of December 31, 1999 and 2000, Kroll-O'Gara had approximately $402,801 and $312,929, respectively in unamortized lease deposits with this affiliated entity.

                            THE KROLL-O'GARA COMPANY

     Kroll-O'Gara is also currently leasing various equipment and office space from several affiliated entities under various five year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $625,000, $711,000 and $696,885 for the years ended December 31, 1998, 1999 and
2000, respectively.

(10) REVOLVING LINES OF CREDIT

     On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounts to $40.0 million. The agreement was further amended on April 20, 2001. Additionally, the agreement provides for a letter of credit facility of $1,356,250 supporting the Company's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit (see Notes 11 and 15). Letters of credit can not be issued or renewed with a maturity date beyond May 31, 2002. The agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The security, pledge and joint and several guarantee also extend to the $35.0 million senior notes (see Note 11). Advances under the revolving credit facility bear interest at prime plus 1.5% at December 31, 2000 and, based on the amendments on March 30, 2001 and April 20, 2001, bear interest at the greater of
(a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law).

     Average borrowings under the revolving credit facility and its predecessors were $1,659,131, $10,838,273 and $29,885,224 during 1998, 1999 and 2000, respectively, at approximate weighted average interest rates of 7.96%, 7.02% and 8.50%, respectively. The maximum borrowings outstanding during 1998, 1999 and 2000 were $7,735,029, $22,822,706 and $38,442,798, respectively. Borrowings under the revolving credit facility were approximately $22.8 million and $36.5 million at December 31, 1999 and 2000, respectively.

     The $40.0 million revolving credit facility includes quarterly reductions in the amount that may be borrowed or outstanding in total as follows:

                                                                TOTAL PERMITTED
DATE                                                              BORROWINGS
----                                                            ---------------
March 31, 2001..............................................      $40,000,000
June 30, 2001...............................................       38,864,200
September 30, 2001..........................................       37,728,400
December 31, 2001...........................................       36,024,700
March 31, 2002..............................................       34,321,000

     The net proceeds from any lender approved asset sales in excess of $1.0 million per transaction or $2.0 million per fiscal year must be paid proportionately to the lender and the holders of the senior notes, with a corresponding reduction in the total permitted borrowings under the revolving credit facility. A material adverse change in the business of Kroll-O'Gara, including a significant sale of net assets, would result in the acceleration of all amounts due to the lender and the holders of the senior notes. Kroll-O'Gara's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 20 would result in an acceleration of all amounts due to 60 days after the closing of the sale. The agreement expires on May 31, 2002.

     This loan agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA, that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreement also imposes limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The agreement

                            THE KROLL-O'GARA COMPANY
does not permit the declaration or payment of any dividends, other than stock dividends. Kroll-O'Gara was not in compliance with certain of these covenants as of December 31, 2000. Had the lender not amended and restated the credit agreement, all amounts outstanding under this credit agreement would have been immediately payable.

     Effective June 3, 1999, with the acquisition of BP, Kroll-O'Gara acquired a demand note with maximum borrowings of L2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.0%. Average borrowings during 1999 and 2000 under the demand note were $2,836,905 and $2,178,761, as translated, at an approximate weighted average interest rate of 6.71% and 7.13%. The maximum borrowings outstanding during 1999 and 2000 were $3,675,097 and $3,547,638, respectively, as translated. Maximum borrowings permitted pursuant to this demand note are $4.0 million based on an exchange rate of 0.67 British pound sterling to the U.S. dollar. Borrowings outstanding pursuant to this demand note were approximately $3.4 million and $2.8 million, respectively, as translated at December 31, 1999 and 2000.

                            THE KROLL-O'GARA COMPANY

(11) LONG-TERM DEBT

     The components of long-term debt are as follows at:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Senior notes payable to various institutions, interest at
  8.56% at December 31, 1999 and 2000 payable
  semi-annually, principal payable in four quarterly
  payments beginning June 30, 2001 through March 31, 2002
  of $4,321,000 in total with the balance payable at
  maturity in May 2003, subject to accelerated maturity to
  May 31, 2002 if the Company's revolving credit facility
  is not renewed..........................................  $35,000,000    $35,000,000
Economic Development Revenue Bonds, variable interest rate
  approximating 85% of the bond equivalent yield of 13
  week U.S. Treasury bills (not to exceed 12%), which
  approximated 5.84% at December 31, 2000, payable in
  scheduled installments through September 2016, subject
  to optional tender by the bondholders and a
  corresponding remarketing agreement, secured by the
  property, plant and equipment and a bank letter of
  credit (Note 15)........................................    1,275,974      1,207,224
Notes payable to former shareholders of acquired
  companies, interest at fixed rates ranging from 5.5% to
  7.0%, payable in scheduled installments through January
  2003, certain notes secured by acquired assets..........    1,994,414        875,320
Notes payable to banks, variable interest rate at prime
  plus 1.5%, fixed rates ranging from 6.39% to 20.66%,
  payable in scheduled installments through December 2010
  with certain instruments subject to prepayment
  penalties, collateralized by certain real and personal
  property................................................      452,806        765,669
Other notes payable, interest at 6.0% to 10.9%, payable in
  scheduled installments through September 2007, certain
  notes secured by various equipment......................    1,278,196      1,003,811
                                                            -----------    -----------
                                                             40,001,390     38,852,024
Less -- current portion...................................   (3,737,227)    (5,138,176)
                                                            -----------    -----------
                                                            $36,264,163    $33,713,848
                                                            ===========    ===========

     Kroll-O'Gara's $35.0 million of senior notes payable were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). The senior notes also contain financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. The senior notes are cross-collateralized, pledged and guaranteed with the Company's revolving credit facility and contain similar acceleration features (see Note 10). In addition, the net proceeds from asset sales must be paid proportionately to the revolving credit facility lender and the holders of the senior notes. Kroll-O'Gara's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 20 would result in an acceleration of all amounts due to 60 days after the closing of the sale.

                            THE KROLL-O'GARA COMPANY

     Scheduled maturities of long-term debt at December 31, 2000 are as follows:

2001....................................................  $ 5,138,176
2002 (includes $30,679,000 subject to acceleration).....   32,571,815
2003....................................................      248,930
2004....................................................      178,356
2005....................................................      192,083
Thereafter..............................................      522,664
                                                          -----------
                                                          $38,852,024
                                                          ===========

(12) OPERATING LEASES

     Kroll-O'Gara leases office space and certain equipment and supplies under agreements with terms from one to fifteen years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2000:

                                                             TOTAL
                                                          -----------
2001....................................................  $ 9,572,454
2002....................................................    7,328,732
2003....................................................    5,961,799
2004....................................................    4,865,954
2005....................................................    4,109,104
Thereafter..............................................    9,240,110
                                                          -----------
                                                          $41,078,153
                                                          ===========

     Rental expense charged against current operations amounted to approximately $6,640,000, $10,182,000 and $12,265,000, for the years ended December 31, 1998,
1999 and 2000, respectively.

(13) DEFINED CONTRIBUTION AND BONUS PLANS

     As of December 31, 2000, Kroll-O'Gara had the following employee benefit plans in place:

     (a) Defined Contribution Plans -- Kroll-O'Gara and its subsidiaries have established various non-contributory profit sharing/401(k) plans covering substantially all of Kroll-O'Gara's employees. Contributions to the plans are discretionary and are determined annually by Kroll-O'Gara's Board of Directors. Certain plans also offer a matching contribution whereby Kroll-O'Gara will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $797,003, $1,189,841 and $1,123,323, for the years ended December 31, 1998, 1999 and 2000, respectively.

     (b) Profit and Revenue Sharing Plans -- Kroll-O'Gara and its subsidiaries have established various profit and revenue sharing plans covering substantially all of Kroll-O'Gara's employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. Kroll-O'Gara may amend, modify or terminate these plans at any time.

     Kroll-O'Gara expensed approximately $476,000, $1,235,000 and $1,092,000 associated with the profit and revenue sharing plans in 1998, 1999 and 2000, respectively.

                            THE KROLL-O'GARA COMPANY

(14) EQUITY ARRANGEMENTS

     (a) Stock Option Plans -- In 1996, Kroll-O'Gara adopted a stock option plan (the 1996 Plan) for employees, non-employee directors and consultants. Kroll-O'Gara may grant options for up to 1,757,000 shares under the 1996 Plan. Options for 360,000, 647,195 and 262,374 shares were granted during 1998, 1999 and 2000, respectively. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. Additionally, effective with the mergers with LSAI, Securify and BAI each company's then outstanding stock options were converted at the respective exchange factor into options to purchase Kroll-O'Gara common stock. After conversion, total stock options granted under the previously existing LSAI, Securify and BAI stock option plans in 1998 were 248,497. No options were granted under previously existing stock option plans in 1999 and 2000.

     In connection with stock options granted by Securify during the year ended December 31, 1998, Kroll-O'Gara recorded deferred compensation of $1,192,096, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable options. Approximately $298,000 and $236,000 was expensed in 1999 and 2000, respectively.

     In 2000, Kroll-O'Gara adopted a stock option plan (the 2000 Option Plan) for non-officer employees. Kroll-O'Gara may grant options for up to 750,000 shares under the 2000 Option Plan. Options for 742,400 shares were granted during 2000. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years.

     (b) Restricted Stock Plan -- Effective August 12, 1998, Kroll-O'Gara adopted a stock incentive plan (the Stock Incentive Plan) for employees. Kroll-O'Gara may grant up to 500,000 shares under the Stock Incentive Plan. There were no shares granted under the plan during 1998 or 2000, however, during fiscal 1999, 47,500 shares were granted under the plan. In connection with the shares granted under the Stock Incentive Plan in 1999, Kroll-O'Gara recorded deferred compensation of $1,571,661, representing the difference between the fair market value of Kroll-O'Gara common stock on the date of grant and the purchase price of the shares. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable grants. Approximately $758,000 and $364,000 were expensed in 1999 and 2000, respectively, and the balance will be expensed ratably over the next fifteen months as the grants vest.

     (c) Common Stock Warrants -- As of December 31, 2000, warrants originally granted by LSAI to purchase 8,719 shares of common stock at $25.69 per share were outstanding. These warrants were issued by LSAI in June 1998 to certain consultants and underwriters in connection with the completion of a private offering of common stock in 1998 and were recognized as compensation paid for services rendered and treated as a reduction in the recognized net proceeds from the offering.

     As of December 31, 2000, warrants originally granted by BAI to purchase 135 shares of common stock at $13.01 per share, 807 shares of common stock at $19.52 per share and 1,076 shares of common stock at $4.65 per share were outstanding. These warrants were issued in June and July of 1996 and January of 1998 to certain consultants and other non-employees of BAI with exercise prices equal to or greater than the then fair value of BAI's common stock on those dates.

     As of December 31, 2000, Kroll-O'Gara had a total of 10,737 warrants still outstanding.

     (d) Stock Based Compensation Disclosure -- SFAS 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost for these plans been

                            THE KROLL-O'GARA COMPANY
determined consistent with SFAS 123, Kroll-O'Gara's net income (loss) and diluted earnings (loss) per share for the years ended December 31, 1998, 1999 and 2000 would have been as follows:

                                                1998           1999            2000
                                             -----------    -----------    ------------
Net income (loss):
  As reported..............................  $11,786,065    $(1,921,819)   $(33,944,313)
  Pro forma................................  $ 9,315,427    $(4,844,407)   $(37,332,945)
Diluted earnings (loss) per share:
  As reported..............................  $      0.59    $     (0.09)   $      (1.52)
  Pro forma................................  $      0.47    $     (0.22)   $      (1.67)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000:

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                            1998                1999                2000
                                      ----------------    ----------------    ----------------
Dividend yield......................         --                  --                  --
Expected volatility.................    40% - 41.4%            41.4%               43.7%
Risk-free interest rate.............    4.2% - 5.7%        5.29% - 5.44%        6.14% - 6.7%
Expected lives......................  1.5 - 7.5 years        7.5 years           7.5 years

     The 608,497 options granted by Kroll-O'Gara during 1998 have a weighted-average exercise price of $12.78, a weighted-average fair value of $9.35 and remaining contractual lives, on a weighted-average basis, of 7.4 years. The 647,195 options granted by Kroll-O'Gara during 1999 have a weighted-average exercise price of $27.31, a weighted-average fair value of $15.49 and remaining contractual lives, on a weighted-average basis, of 8.2 years. The 1,004,774 options granted by Kroll-O'Gara during 2000 have a weighted-average exercise price of $6.37, a weighted-average fair value of $3.73 and remaining contractual lives, on a weighted-average basis, of 9.4 years.

     A summary of the status of Kroll-O'Gara's stock option plans at December 31, 1998, 1999 and 2000, and the changes during the years then ended is presented in the table below:

                                         1998                   1999                   2000
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year.........................  1,371,808    $10.11    1,459,990    $11.54    1,830,039    $17.06
  Granted......................    608,497     12.78      647,195     27.31    1,004,774      6.37
  Exercised....................   (477,894)     8.52     (194,371)     9.11     (115,197)     0.73
 Forfeited/Expired/Cancelled...    (42,421)    17.05      (82,775)    23.06     (321,318)    18.39
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding, end of year.......  1,459,990    $11.54    1,830,039    $17.06    2,398,298    $13.19
                                 =========    ======    =========    ======    =========    ======
  Exercisable, end of year.....    855,122    $ 8.31      983,510    $10.53    1,111,084    $14.61
                                 =========    ======    =========    ======    =========    ======

     Of the options outstanding at December 31, 2000, 160,348 options are exercisable at prices per share ranging from $0.52 to $2.79 per share, 586,814 options are exercisable at prices per share ranging from $4.65 to $18.59 per share and 363,922 options are exercisable at prices per share ranging from $20.22 to $30.75 per share.

                            THE KROLL-O'GARA COMPANY

(15) COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit -- Under the terms of the Economic Development Revenue Bonds Agreement, Kroll-O'Gara is required to maintain a letter of credit supporting the debt. As of December 31, 2000, Kroll-O'Gara's lender was committed to providing this letter of credit through May 31, 2001. As of December 31, 2000, Kroll-O'Gara had an outstanding letter of credit in the amount of $1,356,250.

     At December 31, 2000, Kroll-O'Gara had standby and purchase letters of credit, issued by Kroll-O'Gara's lender, in the aggregate amount of $2,223,094.

     (b) Employment Agreements -- Kroll-O'Gara has employment agreements with its executive officers and management level personnel with annual compensation ranging in value from $8,000 to $450,000, over varying periods extending to April 2005. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also contain certain non-competition clauses and generally provide for one year's salary if the agreement is not renewed.

     As of December 31, 2000, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $15.2 million.

     (c) Legal Matters -- Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone. The plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll-O'Gara and also seek class certification. The plaintiffs seek a declaration that the individual defendants breached their fiduciary duty and seek damages and attorneys' fees in an unspecified amount. Kroll-O'Gara believes that the allegations in the complaint are meritless and will defend the suits vigorously.

     In 1999, Kroll-O'Gara learned that an individual had filed a qui tam suit against Kroll-O'Gara under the Civil False Claims Act alleging that Kroll-O'Gara and three of its vendors knowingly violated their contractual requirements with the Army due to the vendors' alleged failure to have certified welders. In October 2000, Kroll-O'Gara settled this litigation with the Department of Justice for approximately $1.1 million, plus legal costs. Kroll-O'Gara admitted no wrongdoing as part of the settlement. Kroll-O'Gara paid $0.55 million of the settlement amount in November 2000; the remainder is due on December 30, 2001.

     In addition to the matters discussed above, Kroll-O'Gara is involved in litigation from time to time in the ordinary course of its business; however, Kroll-O'Gara does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its financial position, results of operations or its cash flows.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of significant current assets, current liabilities and long-term debt approximate their respective historical carrying amounts.

     Kroll-O'Gara has entered into ten foreign currency exchange contracts to effectively hedge a specific portion of its exposure to certain foreign currency rate fluctuations on its net investment in two foreign subsidiaries. As of December 31, 2000, the total notional amount of the contracts, which mature between January 2001 and December 2002, was $14.7 million. Kroll-O'Gara's accumulated other comprehensive loss

                            THE KROLL-O'GARA COMPANY
translation adjustment component of shareholders' equity was decreased by $1.9 million in 1999 and increased by $0.2 million in 2000 as a result of these contracts.

     Kroll-O'Gara has estimated the fair value of its foreign exchange contracts based on current applicable forward rates as well as on information obtained from the counterparty of the amount Kroll-O'Gara would receive at December 31, 2000 in order to terminate the agreements. As of December 31, 2000, Kroll-O'Gara would have received approximately $0.8 million upon cancellation of all contracts. If SFAS 133 had been applied to all net investment hedge contracts in place at December 31, 2000, the effect would have been to decrease assets by approximately $0.2 million with an offsetting amount recorded in the accumulated other comprehensive income (loss) component of shareholders' equity.

(17) CUSTOMER AND SEGMENT DATA

     (a) Segment Data -- Through October 17, 2000, Kroll-O'Gara operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group. As a result of the preferred stock sale completed by the Information Security Group on October 17, 2000, the Group ceased to be a part of the consolidated results of the Kroll-O'Gara Company from that date forward. See Note 6 for more information on this transaction.

     The following summarizes information about Kroll-O'Gara's business segments:

                                        SECURITY     INVESTIGATIONS
                                        PRODUCTS          AND         INFORMATION
                                      AND SERVICES    INTELLIGENCE     SECURITY
                                         GROUP           GROUP           GROUP       OTHER     CONSOLIDATED
                                      ------------   --------------   -----------   --------   ------------
                                                             (DOLLARS IN THOUSANDS)
1998
Net sales to unaffiliated
  customers.........................    $143,006        $117,583        $   116     $     --     $260,705
                                        ========        ========        =======     ========     ========
Gross profit (loss).................    $ 41,211        $ 51,627        $  (395)    $   (325)    $ 92,118
                                        ========        ========        =======     ========     ========
Operating income (loss).............    $ 22,822        $ 11,748        $(2,194)    $ (9,145)    $ 23,231
                                        ========        ========        =======     ========     ========
Identifiable assets at year-end.....    $102,294        $108,303        $ 4,288     $     --     $214,885
                                        ========        ========        =======     ========
Corporate assets....................                                                               22,371
Net assets of discontinued
  operation.........................                                                               11,112
                                                                                                 --------
Total assets at year-end............                                                             $248,368
                                                                                                 ========
1999
Net sales to unaffiliated
  customers.........................    $123,987        $176,837        $ 4,345     $     --     $305,169
                                        ========        ========        =======     ========     ========
Gross profit........................    $ 35,715        $ 78,762        $ 2,300     $     --     $116,777
                                        ========        ========        =======     ========     ========
Operating income (loss).............    $ 12,786        $ 13,167        $(1,764)    $(16,502)    $  7,687
                                        ========        ========        =======     ========     ========
Identifiable assets at year-end.....    $107,786        $155,534        $ 3,359     $     --     $266,679
                                        ========        ========        =======     ========
Corporate assets....................                                                               14,923
Net assets of discontinued
  operation.........................                                                               10,096
                                                                                                 --------
Total assets at year-end............                                                             $291,698
                                                                                                 ========

                            THE KROLL-O'GARA COMPANY

                                        SECURITY     INVESTIGATIONS
                                        PRODUCTS          AND         INFORMATION
                                      AND SERVICES    INTELLIGENCE     SECURITY
                                         GROUP           GROUP           GROUP       OTHER     CONSOLIDATED
                                      ------------   --------------   -----------   --------   ------------
                                                             (DOLLARS IN THOUSANDS)
2000
Net sales to unaffiliated
  customers.........................    $111,011        $195,558        $ 4,033     $     --     $310,602
                                        ========        ========        =======     ========     ========
Gross profit (loss).................    $ 20,680        $ 80,408        $  (404)    $     --     $100,684
                                        ========        ========        =======     ========     ========
Operating income (loss).............    $    650        $ 12,677        $(9,554)    $(20,197)    $(16,424)
                                        ========        ========        =======     ========     ========
Identifiable assets at year-end.....    $ 86,722        $161,235        $    --     $     --     $247,957
                                        ========        ========        =======     ========
Corporate assets....................                                                               11,913
Net assets of discontinued
  operation.........................                                                                1,879
                                                                                                 --------
Total assets at year-end............                                                             $261,749
                                                                                                 ========

     Total net sales by segment include sales to unaffiliated customers. Intersegment sales are nominal. Operating income (loss) is total net sales less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses and income taxes. The Other column includes Kroll-O'Gara's corporate headquarters costs. Depreciation expense and capital expenditures for each of Kroll-O'Gara's business segments for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                     SECURITY      INVESTIGATIONS
                                     PRODUCTS           AND          INFORMATION
                                   AND SERVICES     INTELLIGENCE      SECURITY
                                      GROUP            GROUP            GROUP       OTHER     CONSOLIDATED
                                   ------------    --------------    -----------    ------    ------------
                                                           (DOLLARS IN THOUSANDS)
1998
Depreciation expense.............     $1,282           $1,760          $   24       $   13      $ 3,079
                                      ======           ======          ======       ======      =======
Capital expenditures.............     $3,427           $3,001          $  186       $  749      $ 7,363
                                      ======           ======          ======       ======      =======
1999
Depreciation expense.............     $2,188           $3,400          $   93       $  400      $ 6,081
                                      ======           ======          ======       ======      =======
Capital expenditures.............     $5,969           $9,687          $1,673       $1,752      $19,081
                                      ======           ======          ======       ======      =======
2000
Depreciation expense.............     $2,550           $4,394          $  254       $  764      $ 7,962
                                      ======           ======          ======       ======      =======
Capital expenditures.............     $4,945           $6,040          $1,551       $  105      $12,641
                                      ======           ======          ======       ======      =======

     Identifiable assets by segment are those assets that are used in Kroll-O'Gara's operations in each segment. Corporate assets are principally cash, computer software, certain intangible assets and certain prepaid expenses.

                            THE KROLL-O'GARA COMPANY

     The following summarizes information about Kroll-O'Gara's different geographic areas:

                                      UNITED                 OTHER
                                      STATES     FRANCE     FOREIGN     ELIMINATIONS    CONSOLIDATED
                                     --------    -------    --------    ------------    ------------
                                                         (DOLLARS IN THOUSANDS)
1998
Net sales to unaffiliated
  customers........................  $171,224    $28,458    $ 61,023      $     --        $260,705
Intercompany.......................     2,960        199       3,318        (6,477)             --
                                     --------    -------    --------      --------        --------
          Total net sales..........  $174,184    $28,657    $ 64,341      $ (6,477)       $260,705
                                     ========    =======    ========      ========        ========
Operating income...................  $ 11,054    $ 2,251    $  9,926      $     --        $ 23,231
                                     ========    =======    ========      ========        ========
Identifiable assets................  $139,759    $29,047    $ 46,079      $     --        $214,885
                                     ========    =======    ========      ========
Corporate assets...................                                                         22,371
Net assets of discontinued
  operation........................                                                         11,112
                                                                                          --------
          Total assets at
            year-end...............                                                       $248,368
                                                                                          ========
1999
Net sales to unaffiliated
  customers........................  $180,073    $27,483    $ 97,613      $     --        $305,169
Intercompany.......................     5,137      1,858       5,746       (12,741)             --
                                     --------    -------    --------      --------        --------
          Total net sales..........  $185,210    $29,341    $103,359      $(12,741)       $305,169
                                     ========    =======    ========      ========        ========
Operating income (loss)............  $ (4,331)   $ 2,245    $  9,773      $     --        $  7,687
                                     ========    =======    ========      ========        ========
Identifiable assets................  $156,919    $26,784    $ 82,976      $     --        $266,679
                                     ========    =======    ========      ========
Corporate assets...................                                                         14,923
Net assets of discontinued
  operation........................                                                         10,096
                                                                                          --------
          Total assets at
            year-end...............                                                       $291,698
                                                                                          ========
2000
Net sales to unaffiliated
  customers........................  $181,320    $27,322    $101,960      $     --        $310,602
Intercompany.......................     9,368      1,538       3,254       (14,160)             --
                                     --------    -------    --------      --------        --------
          Total net sales..........  $190,688    $28,860    $105,214      $(14,160)       $310,602
                                     ========    =======    ========      ========        ========
Operating income (loss)............  $(23,285)   $ 1,106    $  5,755      $     --        $(16,424)
                                     ========    =======    ========      ========        ========
Identifiable assets................  $163,775    $26,655    $ 57,527      $     --        $247,957
                                     ========    =======    ========      ========
Corporate assets...................                                                         11,913
Net assets of discontinued
  operation........................                                                          1,879
                                                                                          --------
          Total assets at
            year-end...............                                                       $261,749
                                                                                          ========

     Kroll-O'Gara accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

                            THE KROLL-O'GARA COMPANY

     The following summarizes Kroll-O'Gara's sales in the United States and foreign locations:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1999        2000
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Sales to unaffiliated customers:
  U.S. Government..........................  $ 62,149    $ 54,953    $ 50,515
  Other United States......................   103,366     122,182     133,940
  Middle East..............................     5,958       1,640       2,475
  Europe...................................    35,274      58,018      58,847
  Asia.....................................    15,467      22,763      16,343
  Central & South America..................    25,850      33,428      32,721
  Other Foreign............................    12,641      12,185      15,761
                                             --------    --------    --------
                                             $260,705    $305,169    $310,602
                                             ========    ========    ========

     Export sales by Kroll-O'Gara's domestic operations were approximately 18%, 3% and 2% of net sales for the years ended December 31, 1998, 1999 and 2000, respectively.

     Kroll-O'Gara is subject to audit and investigation by various agencies which oversee contract performance in connection with Kroll-O'Gara's contracts with the U.S. Government. Additionally, Kroll-O'Gara's laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements. In addition, contracts with the U.S. Government may contain cost or performance incentives or both based on stated targets or other criteria. Cost or performance incentives are recorded at the time there is sufficient information to relate actual performance to targets or other criteria.

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

     (b) Major Customers -- During the years ended December 31, 1998, 1999 and 2000 sales in the Security Products and Services Group to the U.S. Government approximated 24%, 18% and 16% of Kroll-O'Gara's net sales, respectively.

                            THE KROLL-O'GARA COMPANY

(18) SUPPLEMENTAL CASH FLOWS DISCLOSURES

     The following is a summary of cash paid related to certain items:

                                                   1998           1999          2000
                                                -----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest......................  $ 4,593,326    $4,581,720    $5,957,847
                                                ===========    ==========    ==========
  Cash paid for taxes of continuing
     operations, net of refunds...............  $ 3,952,951    $6,055,244    $  631,172
                                                ===========    ==========    ==========
  Cash paid for taxes of discontinued
     operation................................  $   142,398    $       --    $       --
                                                ===========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Deferred compensation related to options and
     restricted stock.........................  $ 1,192,096    $1,571,661    $       --
                                                ===========    ==========    ==========
  Accrued contingent consideration incurred in
     connection with acquisition of
     business.................................  $        --    $1,071,688    $  812,033
                                                ===========    ==========    ==========
  Fair value of stock issued in connection
     with acquisition of businesses...........  $17,610,504    $8,011,929    $       --
                                                ===========    ==========    ==========
  Notes issued in connection with acquisition
     of businesses............................  $        --    $       --    $  625,320
                                                ===========    ==========    ==========
  Note issued in connection with consulting
     agreement entered into with former
     shareholder of an acquired business......  $   147,914    $       --    $       --
                                                ===========    ==========    ==========

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST     SECOND      THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             -------    -------    -------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  Net sales................................  $68,778    $77,314    $81,828    $ 77,249
  Gross profit.............................   25,855     32,163     31,656      27,103
  Net income (loss)........................    2,528        265      3,654      (8,369)
  Earnings (loss) per share:
     Basic.................................  $  0.12    $  0.01    $  0.16    $  (0.38)
     Diluted...............................  $  0.11    $  0.01    $  0.16    $  (0.38)
2000
  Net sales................................  $80,226    $74,235    $83,291    $ 72,850
  Gross profit.............................   30,042     26,923     26,718      17,001
  Net loss.................................     (380)    (4,281)    (7,187)    (22,096)
  Loss per share:
     Basic.................................  $ (0.02)   $ (0.19)   $ (0.32)   $  (0.99)
     Diluted...............................  $ (0.02)   $ (0.19)   $ (0.32)   $  (0.99)

                            THE KROLL-O'GARA COMPANY

(20) SUBSEQUENT EVENTS

     (a) Disposition of Security Products and Services Group -- On April 20, 2001, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor for up to $56.5 million. A portion of the sales price ($53.0 million) is to be paid at closing, currently expected to occur late in the second quarter or in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million will be made based on the achievement of a gross profit target for the year ended December 31, 2001. Up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, do not equal approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including to seek other buyers or other alternatives.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 31, 2001 concerning each of Kroll-O'Gara's executive officers and directors:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Jules B. Kroll............................  59     Chairman of the Board, Co-Chief Executive
                                                   Officer and Director; Chief Executive
                                                   Officer -- Investigations and Intelligence
                                                   Group
Thomas M. O'Gara..........................  50     Vice Chairman of the Board and Director
Wilfred T. O'Gara.........................  43     Co-Chief Executive Officer and Director;
                                                   Chief Executive Officer -- Securities
                                                   Products and Services Group
Michael G. Cherkasky......................  51     President and Chief Operating Officer --
                                                   Investigations and Intelligence Group and
                                                   Director
Marshall S. Cogan.........................  63     Director
Thomas E. Constance.......................         Director
Abram S. Gordon...........................  37     Vice President, General Counsel and
                                                   Secretary
Raymond E. Mabus..........................  51     Director
Nazzareno E. Paciotti.....................  55     Chief Financial Officer
Hugh E. Price.............................  64     Director
William S. Sessions.......................  69     Director

     JULES B. KROLL has been Chairman of the Board since December 1997. Mr. Kroll was named Co-Chief Executive Officer of Kroll-O'Gara and Chief Executive Officer of the Investigations and Intelligence Group in April 2000. Previously he had served as Kroll-O'Gara's Chief Executive Officer since December 1997. He founded Kroll-O'Gara's Kroll Associates, Inc. subsidiary in 1972 and has been the Chairman of the Board and Chief Executive Officer of Kroll Associates and Kroll Holdings since their foundings. Mr. Kroll also is a director of Presidential Life Insurance Company. He has been a director of Kroll-O'Gara since December 1997.

     THOMAS M. O'GARA has been Vice Chairman of the Board of Kroll-O'Gara since December 1997. He served as Chairman of the Board of Kroll-O'Gara from August 1996 until December 1997. Mr. O'Gara has also been Chairman of the Board of Kroll-O'Gara's O'Gara-Hess & Eisenhardt Armoring Company ("OHE") subsidiary since 1990 and was OHE's Chief Executive Officer from 1990 until 1995. He has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1988. Mr. O'Gara has held numerous executive officer and director positions with Kroll-O'Gara, its subsidiaries and its predecessors since 1975. From 1984 until 1986, Mr. O'Gara also was Honorary Consul General for the Sultanate of Oman. Thomas M. O'Gara and Wilfred T. O'Gara are brothers.

     WILFRED T. O'GARA was named Co-Chief Executive Officer of Kroll-O'Gara and Chief Executive Officer of the Security Products and Services Group in April 2000. Previously he had served as Kroll-O'Gara's President and Chief Operating Officer since December 1997 and as its Chief Executive Officer from August 1996 until December 1997. Mr. O'Gara has been associated with Kroll-O'Gara, its subsidiaries and its predecessors since 1983 and has held numerous executive officer and director positions, including serving as Chief Executive Officer of OHE since January 1996, President and Chief Operating Officer of OHE from 1991 through 1995 and Vice President -- Sales and Marketing of OHE from 1988 until 1991. Mr. O'Gara has been a director of Kroll-O'Gara since August 1996 and a director of OHE since 1991. Mr. O'Gara also is a director of LSI Industries, Inc.

     MICHAEL G. CHERKASKY has been President and Chief Operating Officer of Kroll-O'Gara's Investigations and Intelligence Group since December 1997. Prior to December 1997 he had been an Executive Managing Director of Kroll Holdings since April 1997 and Chief Operating Officer of Kroll Holdings since January 1997. From November 1995 to January 1997, he was the head of Kroll Holdings' North American Region and from February 1994 to November 1995 he was the head of Kroll Holdings' Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He became a director of Kroll-O'Gara in December 1997.

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

     THOMAS E. CONSTANCE has been a partner in the law firm of Kramer, Levin, Naftalis & Frankel LLP since 1994. From 1973 to 1994, Mr. Constance was with the law firm of Shea & Gould. Mr. Constance is a director of Uniroyal Technology Group. He has been a director of Kroll-O'Gara since December 2000.

     ABRAM S. GORDON is Vice President, General Counsel and Secretary of Kroll-O'Gara. Prior to joining Kroll-O'Gara in January 1997, he was with the law firm of Taft, Stettinius & Hollister LLP, Cincinnati, Ohio, from October 1987 until December 1996.

     RAYMOND E. MABUS is President of Frontline Global Resources Development Group Ltd., a provider of workforce analysis, foreign investment planning and resource generation services, and of counsel to the law firm of Baker, Donaldson, Bearman and Caldwell. He also manages a family timber business. He served as the United States Ambassador to the Kingdom of Saudi Arabia from 1994 until 1996, as a consultant to Mobil Telecommunications Technology from 1992 until 1994 and as Governor of the State of Mississippi from 1988 until 1992. Mr. Mabus is a director of Friede Goldman Halter. He has been a director of Kroll-O'Gara since November 1996.

     NAZZARENO E. PACIOTTI has been Chief Financial Officer of Kroll-O'Gara since December 1997. Prior to December 1997 he had been the Chief Financial Officer of Kroll Holdings since 1992. From 1990 to 1992, he was a Managing Director and the Controller of the Henley Group (the parent of PneumoAbex Inc. and Fisher Scientific, a laboratory supply company) and from 1988 to 1990, he was a Vice President and the Controller of PneumoAbex Inc., an aerospace contractor specializing in the manufacture of landing gear and flight actuating systems.

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

     WILLIAM S. SESSIONS is a partner in the law firm of Holland & Knight LLP and is a consultant to various public and private businesses. From 1987 until 1993, Mr. Sessions was Director of the Federal Bureau of Investigation. He served as a United States District Judge for the Western District of Texas from 1974 until

1987. Mr. Sessions is a director of Zenith National Insurance Company. He has been a director of Kroll-O'Gara since November 1996.

     Directors of Kroll-O'Gara are elected annually. Officers of Kroll-O'Gara are elected annually and serve at the discretion of the Board of Directors.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires Kroll-O'Gara's executive officers and directors, and persons who beneficially own more than ten percent of Kroll-O'Gara's equity securities, to file reports of security ownership and changes in that ownership with the Securities and Exchange Commission. These persons also are required by SEC regulations to furnish Kroll-O'Gara with copies of all Section 16(a) forms they file. Based upon a review of copies of these forms and written representations from its executive officers and directors, Kroll-O'Gara believes that all Section 16(a) forms were filed on a timely basis during and for 2000 except that the Form 5s of Messrs. Cherkasky, Cogan, Mabus and Sessions, reporting stock option grants for each, were filed 13 days after their due date.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain other compensation paid by Kroll-O'Gara and its subsidiaries, for services in all capacities, to Jules B. Kroll and Wilfred T. O'Gara, Kroll-O'Gara's Co-Chief Executive Officers during 2000, and each of the four other most highly compensated executive officers during 2000. These persons are sometimes referred to as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                   ANNUAL COMPENSATION          COMPENSATION AWARDS
                               ---------------------------   -------------------------
                                                    OTHER                  SECURITIES
                                                   ANNUAL    RESTRICTED    UNDERLYING
                                                   COMPEN-     STOCK      STOCK OPTION    ALL OTHER
       NAME AND                SALARY     BONUS    SATION      AWARDS        GRANTS      COMPENSATION
  PRINCIPAL POSITION    YEAR     ($)       ($)       ($)       ($)(1)         (#)           ($)(2)
----------------------  ----   -------   -------   -------   ----------   ------------   ------------
Jules B. Kroll          2000   375,000        --     --            --            --         16,556
Chairman and Co-Chief   1999   375,000        --     --            --            --         14,661
Executive Officer       1998   375,000        --     --            --            --         31,915
Thomas M. O'Gara        2000   275,000        --     --            --            --          7,233
Vice Chairman           1999   275,000        --     --            --            --          7,030
                        1998   275,000        --     --            --            --          7,651
Wilfred T. O'Gara       2000   350,000        --     --            --        25,000         12,294
Co-Chief                1999   350,000        --     --            --        17,000          8,675
Operating Officer       1998   350,000        --     --            --            --          6,816
Michael G. Cherkasky    2000   416,000   116,667     --            --        20,000         11,768
Chief Operating         1999   400,000   100,000     --       155,628        50,000         25,930
Officer --              1998   400,000    40,000     --            --            --         28,914
Investigations and
  Intelligence Group
Nazzareno E. Paciotti   2000   275,520        --     --            --        10,000         10,847
Chief Financial
  Officer               1999   275,520    66,667     --            --        10,000          8,777
                        1998   275,520    66,667     --            --            --         19,813
Abram S. Gordon         2000   175,000    30,000     --            --        18,000          5,911
Vice President          1999   150,000    35,000     --            --         5,000          5,753
                        1998   135,000    25,000     --            --            --          4,160

---------------

(1) Represents 6,000 shares of restricted stock for Mr. Cherkasky, awarded on March 25, 1999 under Kroll-O'Gara's 1998 Stock Incentive Plan and having an aggregate value at December 31, 2000 of $30,000. No other shares of restricted stock are held by Mr. Cherkasky. The shares vest over a three year period, with 50% vesting ratably over the first 12 months after the date of grant and an additional 25% vesting ratably over each of the second and third 12 months after the date of grant. Until vested, the shares have no dividend rights.

(2) Represents profit-sharing contributions in 2000 of $1,172 for Mr. Kroll and $2,625 for each other named executive officer; supplemental disability plan benefits of $12,174 for Mr. Kroll, $7,341 for Mr. Cherkasky, $6,332 for Mr. Paciotti, $3,667 for Mr. Thomas M. O'Gara, $5,708 for Mr. Wilfred T. O'Gara and $2,933 for Mr. Gordon; group term life insurance benefits of $3,210 for Mr. Kroll, $1,802 for Mr. Cherkasky, $1,890 for Mr. Paciotti, $966 for Mr. Thomas M. O'Gara, $420 for Mr. Wilfred T. O'Gara and $378 for Mr. Gordon.

     EMPLOYMENT AGREEMENTS. Kroll-O'Gara had employment agreements which expired on November 30, 2000 with each of the following executive officers providing for annual base salaries in the listed amounts: Jules B. Kroll, $375,000; Thomas M. O'Gara, $275,000; Wilfred T. O'Gara, $350,000; Nazzareno E. Paciotti, $275,000; Abram S. Gordon, $175,000. These agreements are being continued on a month-to-month basis. Each of these executive officers also is entitled to participate in an annual bonus plan established by the Compensation Committee of the Board of Directors and to receive up to 50% of the bonus in shares of Kroll-O'Gara's common stock. Pursuant to these employment agreements, employment may be terminated by Kroll-O'Gara at any time with or without cause, except that, in a case of termination without cause, the employee is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. The agreements also provide that if Kroll-O'Gara does not renew the agreement for one year or more at the end of the term, the employee will receive an amount equal to one year's base salary. Each employment agreement restricts the executive officer from competing with Kroll-O'Gara during the term of the agreement, and for two years thereafter if termination of employment is for cause or at the volition of the employee. Each of Messrs. Thomas M. and Wilfred
T. O'Gara has further agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "O'Gara" as a business or trade name and competes with Kroll-O'Gara. Additionally, Mr. Kroll has agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "Kroll" as a business or trade name and competes with Kroll-O'Gara.

     In May 1999 Mr. Cherkasky entered into an employment agreement with Kroll-O'Gara for an "evergreen" two year term. The agreement provided for a base salary of $400,000 for 1999 and for subsequent annual calendar year increases of at least 4%. Mr. Cherkasky also is entitled to participate in Kroll-O'Gara's annual bonus, stock option, stock incentive and other benefit plans. In connection with the agreement, he received a signing bonus of $140,000, payable $40,000 in May 1999 and $100,000 in January 2000. On each three-year anniversary of the agreement he will receive an additional $350,000. In the event the agreement is terminated due to Mr. Cherkasky's death or disability or by Kroll-O'Gara for other than cause or by Mr. Cherkasky for good reason, he is entitled to receive a lump sum payment equal to the value of his salary, annual bonus, the three-year anniversary payment, stock options and incentive stock for the remainder of the term. During his employment and for two years after his employment terminates, if the termination occurs during the first two years of the agreement and is by Kroll-O'Gara for cause or by him for other than good reason, Mr. Cherkasky is restricted from directly or indirectly engaging in the investigations and intelligence business. For purpose of the agreement, "cause" means conviction of a felony and "good reason" includes a change in duties or responsibilities, a reduction in compensation or any person or group other than Jules Kroll becoming the beneficial owner of 35% or more of the voting power of Kroll-O'Gara's securities.

     STOCK OPTIONS. The following table presents information on option grants to the named executive officers during 2000 pursuant to the Company's 1996 Stock Option Plan. The Plan does not provide for the grant of stock appreciation rights ("SARs").

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS(1)
                                ---------------------------------------------------    POTENTIAL REALIZABLE
                                NUMBER OF                                                VALUE AT ASSUMED
                                SECURITIES    % OF TOTAL                               ANNUAL RATES OF STOCK
                                UNDERLYING     OPTIONS       EXERCISE                 PRICE APPRECIATION FOR
                                 OPTIONS      GRANTED TO        OR                          OPTION TERM
                                 GRANTED     EMPLOYEES IN   BASE PRICE   EXPIRATION   -----------------------
             NAME                  (#)       FISCAL YEAR      ($/SH)        DATE        5%($)        10%($)
             ----               ----------   ------------   ----------   ----------   ----------   ----------
Jules B. Kroll................        --          --             --             --          --           --
Thomas M. O'Gara..............        --          --             --             --          --           --
Wilfred T. O'Gara.............    25,000         2.5          6.375        5/12/10     100,230      254,003
Michael G. Cherkasky..........    20,000         2.0          6.375        5/12/10      80,184      203,202
Nazzareno E. Paciotti.........    10,000         1.0          6.375        5/12/10      40,092      101,601
Abram S. Gordon...............    18,000         1.8          6.375        5/12/10      72,166      182,882

---------------

(1) All options vest 25% one year from date of grant, with the remaining 75% vesting in 25% increments based upon Kroll-O'Gara's stock price achieving specified levels for a minimum of 20 consecutive days. The exercise price of all options may be paid in cash or by the transfer of shares of Kroll-O'Gara's common stock valued at their fair market value on the date of exercise. Each option becomes exercisable in full in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which Kroll-O'Gara is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of Kroll-O'Gara.

     With respect to each named executive officer, the following table sets forth information concerning unexercised stock options held at December 31, 2000. No options were exercised by the named executive officers during 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                          NUMBER OF
                                                                          SECURITIES       VALUE OF
                                                                          UNDERLYING      UNEXERCISED
                                                          VALUE          UNEXERCISED     IN-THE-MONEY
                                                       REALIZED ($)       OPTIONS AT      OPTIONS AT
                                                     ----------------     FY-END (#)      FY-END ($)
                                                     (MARKET PRICE ON   --------------   -------------
                                   SHARES ACQUIRED    EXERCISE LESS      EXERCISABLE/    EXERCISABLE/
              NAME                 ON EXERCISE (#)   EXERCISE PRICE)    UNEXERCISABLE    UNEXERCISABLE
              ----                 ---------------   ----------------   --------------   -------------
Jules B. Kroll...................        --                --                       --              --
Thomas M. O'Gara.................        --                --               23,150/ --         -- / --
Wilfred T. O'Gara................        --                --           101,113/36,334         -- / --
Michael G. Cherkasky.............        --                --           136,320/55,209   267,754/9,375
Nazzareno E. Paciotti............        --                --            119,695/5,834      247,129/--
Abram S. Gordon..................        --                --            18,333/19,667         -- / --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Kroll-O'Gara's common stock on March 31, 2001 by each beneficial owner of more than five percent of the common stock, each director and each named executive officer individually and all directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares.

                                                                  BENEFICIAL
                                                                 OWNERSHIP(1)
                                                              -------------------
                            NAME                               NUMBER     PERCENT
                            ----                              ---------   -------
Jules B. Kroll(2)(3)........................................  2,879,991    12.9
Thomas M. O'Gara(2).........................................  2,441,369    10.9
Wilfred T. O'Gara...........................................    356,072     1.6
Michael G. Cherkasky........................................    187,022       *
Marshall S. Cogan...........................................      2,000       *
Thomas E. Constance.........................................         --      --
Abram S. Gordon.............................................     22,933       *
Raymond E. Mabus............................................      4,000       *
Nazzareno E. Paciotti.......................................    128,011       *
Hugh E. Price...............................................     19,889       *
William S. Sessions.........................................      4,000       *
All directors and executive officers as a group
(11 persons)................................................  6,049,287    26.4
American International Group, Inc.(2).......................  1,444,212     6.5
Lord, Abbett & Co.(2).......................................  1,865,950     8.4

---------------

 *  Less than 1%.

(1) Includes the following numbers of shares of common stock which may be acquired through the exercise of currently exercisable stock options or stock options which become exercisable within 60 days after March 31, 2001; Mr. Kroll, none; Mr. Thomas M. O'Gara, 23,150 shares; Mr. Wilfred T. O'Gara, 113,030 shares; Mr. Cherkasky, 153,862 shares; Mr. Cogan, 2,000 shares; Mr. Gordon, 22,833 shares; Mr. Mabus, 4,000 shares; Mr. Paciotti, 114,695 shares; Mr. Price, 19,889 shares; Mr. Sessions, 4,000 shares; and all directors and executive officers as a group, 460,459 shares. Also includes for Mr. Cherkasky, 250 shares of restricted stock that vest within 60 days after March 31, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Constance, who became a director of Kroll-O'Gara in December 2000, is a partner in the law firm of Kramer, Levin, Naftalis & Frankel LLP, which provides legal counsel to Kroll-O'Gara.

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

VICTORY AVIATION

     Victory Aviation Services, Inc. is a Delaware corporation of which Messrs. Thomas M. O'Gara and Wilfred T. O'Gara own approximately 92% and 1%, respectively, of the outstanding capital stock.

     LEASE AGREEMENTS. Kroll-O'Gara has a Master Equipment Lease with Victory Aviation, entered into in July 1995, under which Kroll-O'Gara leases various items of equipment from Victory Aviation. As of December 31, 2000, Kroll-O'Gara had approximately $1,250,000 of equipment under various month-to-month lease arrangements. Rental expenses were $451,000 for the year ended December 31, 2000.

     SUPPLIER ARRANGEMENTS. During 1995 and 1996, Kroll-O'Gara purchased the dual-hard steel required for its vehicle armoring from Victory Aviation, which distributed the steel for an unrelated third party. At December 31, 2000, Kroll-O'Gara had receivables of $285,000 from Victory Aviation in connection with the prior arrangement, which sum is guaranteed by the shareholders of Victory Aviation. All other aspects of the arrangement have been terminated.

     CORPORATE AIRCRAFT. In February 1995, Kroll-O'Gara entered into a lease for a Gulfstream G-II aircraft owned by Victory Aviation. Effective June 1, 1998, Kroll-O'Gara reached an agreement to amend the corporate aircraft lease. The terms of the aircraft lease addendum provide Kroll-O'Gara with a hourly discount from the normal commercial hourly rate on future charters of corporate aircrafts from Victory Aviation in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Kroll-O'Gara had approximately $313,000 in unamortized lease deposits with Victory Aviation as of December 31, 2000. Rental expense related to the Gulfstream lease, including amortization of the deposit, was $90,000 in 2000.

INTERCOMPANY NOTES AND ACCOUNTS PAYABLE/RECEIVABLE AND CERTAIN LOANS

     During 2000, Kroll-O'Gara and Mr. Kroll agreed to reimburse Kroll-O'Gara for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred for the benefit of both Kroll-O'Gara and Mr. Kroll. Amounts due to Kroll-O'Gara at December 31, 2000 pursuant to this agreement were $651,000.

     During 2000, Kroll-O'Gara rendered risk management services, including marketing support, and claims investigations services to AIG and its subsidiaries. Kroll-O'Gara billed AIG and its subsidiaries $5,776,000 in 2000 for these services. The year-end accounts receivable balance for AIG was $1,465,000 at December 31, 2000. Since 1995, Kroll-O'Gara has purchased some of its liability insurance, including Professional Errors and Omissions and Directors and Officers liability insurance, from AIG's subsidiaries. AIG's subsidiaries billed Kroll-O'Gara $287,000 for this insurance during 2000. Kroll-O'Gara obtains the coverage through an independent insurance broker and where possible obtains competitive proposals from unrelated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) The following consolidated financial statements of Kroll-O'Gara and its subsidiaries are included in
         Item 8:

          Report of Independent Public Accountants

          Consolidated Balance Sheets

             - As of December 31, 1999 and 2000

          Consolidated Statements of Operations

             - For the Years Ended December 31, 1998, 1999 and 2000

          Consolidated Statements of Shareholders' Equity

             - For the Years Ended December 31, 1998, 1999 and 2000

          Consolidated Statements of Cash Flows

             - For the Years Ended December 31, 1998, 1999 and 2000

          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements.

(b)   Reports on Form 8-K

        During the quarter ended December 31, 2000, Kroll-O'Gara filed the following current reports on
           Form 8-K.

        Date of Report: October 20, 2000 (filed October 24, 2000); Item 5.

        Date of Report: October 4, 2000 (filed October 4, 2000); Item 5.

(c)   Exhibits: See the List of Exhibits beginning on page E-1.

(d)   Financial Statements: Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of April, 2001.

                                          THE KROLL-O'GARA COMPANY

                                          By /s/ NAZZARENO E. PACIOTTI
                                            ------------------------------------
                                             Nazzareno E. Paciotti
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 23rd day of April, 2001.

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

/s/ NAZZARENO E. PACIOTTI                        Chief Financial Officer (principal financial and
---------------------------------------------    accounting officer)
Nazzareno E. Paciotti

/s/ MICHAEL G. CHERKASKY*                        Director
---------------------------------------------
Michael G. Cherkasky

/s/ MARSHALL S. COGAN*                           Director
---------------------------------------------
Marshall S. Cogan

/s/ THOMAS E. CONSTANCE*                         Director
---------------------------------------------
Thomas E. Constance

/s/ RAYMOND E. MABUS*                            Director
---------------------------------------------
Raymond E. Mabus

/s/ HUGH E. PRICE*                               Director
---------------------------------------------
Hugh E. Price

/s/ WILLIAM S. SESSIONS*                         Director
---------------------------------------------
William S. Sessions

* Pursuant to Power of Attorney
By: /s/ ABRAM S. GORDON
--------------------------------------------
    Abram S. Gordon
    Attorney-in-Fact

                                LIST OF EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1        Amended and Restated Articles of Incorporation of the
           Company (1)
3.2        Code of Regulations of the Company (2)
4.1        Form of Amended and Restated Note Purchase Agreement, dated as of March 30, 2001, between the Company and each of
           Connecticut General Life Insurance Company, Life Insurance
           Company of North America, Lincoln Life & Annuity Company of
           New York, Massachusetts Mutual Life Insurance Company, The
           Traveler's Insurance Company, and The Guardian Life
           Insurance Company of America
4.2        Collateral Agency and Intercreditor Agreement, dated as of
           March 30, 2001, among KeyBank National Association,
           Connecticut General Life Insurance Company, Life Insurance
           Company of North America, Lincoln Life & Annuity Company of
           New York, Massachusetts Mutual Life Insurance Company, The
           Traveler's Insurance Company, and The Guardian Life
           Insurance Company of America
4.3        Guaranty Agreement, dated as of March 30, 2001 given by
           certain subsidiaries of the Company
4.4        Waiver, Direction and Amendment Number One dated as of April
           20, 2001 to Amended and Restated Note Purchase Agreements
           dated as of March 30, 2001, among the Company and
           Connecticut General Life Insurance Company, Life Insurance
           Company of North America, Lincoln Life & Annuity Company of
           New York, Massachusetts Mutual Life Insurance Company, The
           Traveler's Insurance Company, and The Guardian Life
           Insurance Company of America
10.1       Agreement to armor HMMWVs between the Company and the United
           States Army Tank and Automotive Command, dated April 10,
           2000
10.2       Systems Technical Support Agreement between the Company and the United States Army, dated January 20, 1997 (3)
10.3       1996 Stock Option Plan, as amended (4)*
10.4       Employment Agreement between the Company and Thomas M.
           O'Gara, dated August 23, 1996 (2)*
10.5       Employment Agreement between the Company and Wilfred T.
           O'Gara, dated August 23, 1996 (2)*
10.6       Amended and restated lease of office space in New York, New
           York between Progress Partners and Kroll Associates, Inc.
           (5)
10.7       Registration Rights Agreement, dated August 8, 1997, among
           Thomas M. O'Gara, Jules B. Kroll and the Company (5)
10.8       Employment Agreement, dated October 17, 1997, between the
           Company and Jules B. Kroll (5)*
10.9       Employment Agreement, dated October 17, 1997, between the
           Company and Nazzareno E. Paciotti (5)*
10.10      Employment Agreement, dated October 17, 1997, between the
           Company and Abram S. Gordon (5)*
10.11      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Thomas M. O'Gara (5)*
10.12      Amendment to Employment Agreement, dated October 17, 1997, between the Company and Wilfred T. O'Gara (5)*
10.13      Employment Agreement between Kroll Associates, Inc., The
           Kroll-O'Gara Company and Michael G. Cherkesky, dated May 17,
           1999 (6)*
10.14      Second Amended and Restated Loan Agreement, dated as of
           March 30, 2001, among The Kroll-O'Gara Company, O'Gara-Hess
           & Eisenhardt Armoring Company, Kroll Holdings, Inc., Kroll
           Associates, Inc. and KeyBank National Association

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.15      Security Agreement, dated as of March 30, 2001, among
           KeyBank National Association, The Kroll-O'Gara Company,
           O'Gara-Hess & Eisenhardt Armoring Company, Kroll Holdings,
           Inc. and Kroll Associates, Inc.
10.16      Security Agreement, dated as of March 30, 2001, among
           KeyBank National Association and certain subsidiaries of the
           Company
10.17      Guarantee, dated as of March 30, 2001, given by certain
           subsidiaries of the Company in favor of KeyBank National
           Association
10.18      Stock Pledge Agreement, dated as of March 30, 2001, between the Company and KeyBank National Association
10.19      Waiver, Direction and Amendment Number One dated as of April
           20, 2001 to the Second Amended and Restated Loan Agreement
           dated as of March 30, 2001, between the Company and KeyBank
           National Association
21.1       Subsidiaries of the Company
23.1       Consent of Arthur Andersen LLP
24.1       Power of Attorney

---------------

  * Executive compensation agreement
---------------

 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-48099 and incorporated herein by reference.

 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-11093 and incorporated herein by reference.

 (3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-74063 and incorporated herein by reference.

 (5) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-35845 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.