Form 10-Q
period 2001-03-31
KROLL O GARA CO
filed 2001-05-18
CIK 1020476

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                   22,414,697
                         ------------------------------
             (SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 1, 2001)

================================================================================

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets (unaudited) as of
                  December 31, 2000 and March 31, 2001........................................     1

                  Consolidated Statements of Operations (unaudited) for
                  for the three months ended March 31, 2000 and 2001..........................     3

                  Consolidated Statements of Cash Flows (unaudited)
                  for the three months ended March 31, 2000 and 2001..........................     4

                  Notes to Consolidated Unaudited Financial Statements........................     5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................................    13

         ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................    22

PART II - OTHER INFORMATION...................................................................    23

         ITEM 1:  LEGAL PROCEEDINGS...........................................................    23

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................................    23

         SIGNATURES...........................................................................    24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                                                     DECEMBER 31,       MARCH 31,
                                                                                                         2000             2001
                                                                                                     ------------       ---------
ASSETS
Current Assets:
     Cash and equivalents                                                                              $  8,438         $  8,373
     Trade accounts receivable, net of allowance for doubtful accounts of $5,701 and $5,755 at
       December 31, 2000 and March 31, 2001, respectively                                                65,266           58,600
     Unbilled revenues                                                                                   19,995           24,076
     Related party receivables                                                                            2,475            1,033
     Costs and estimated earnings in excess of billings on uncompleted contracts                          8,634            8,675
     Inventories (Note 11)                                                                               18,641           19,326
     Prepaid expenses and other                                                                           9,820           10,208
     Net current assets of discontinued operation (Note 5)                                                1,879            1,830
                                                                                                       --------         --------
                  Total current assets                                                                  135,148          132,121
                                                                                                       --------         --------
Property, Plant and Equipment, at cost
     Land                                                                                                 2,545            2,528
     Buildings and improvements                                                                           8,407            8,168
     Leasehold improvements                                                                               8,038            8,040
     Furniture and fixtures                                                                              10,707           11,416
     Machinery and equipment                                                                             39,065           39,596
     Construction-in-progress                                                                             1,326              634
                                                                                                       --------         --------
                                                                                                         70,088           70,382
     Less: accumulated depreciation                                                                     (32,739)         (34,134)
                                                                                                       --------         --------
                                                                                                         37,349           36,248
                                                                                                       --------         --------
Databases,  net of  accumulated  amortization  of $29,759 and $30,571 at December  31, 2000 and
     March 31, 2001, respectively                                                                        10,204           10,290


Costs in Excess of Assets Acquired and Other Intangible Assets, net of
      accumulated amortization of $12,119 and $13,721 at December 31, 2000 and
      March 31, 2001, respectively
                                                                                                         75,486           75,045

Other assets                                                                                              3,562            3,000
                                                                                                       --------         --------
                                                                                                         89,252           88,335
                                                                                                       --------         --------
                                                                                                       $261,749         $256,704
                                                                                                       ========         ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,       MARCH 31,
                                                                                            2000             2001
                                                                                        ------------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank lines of credit (Note 8)                                                        $ 39,613         $ 39,887
     Current portion of other debt (Note 8)                                                  5,138            6,033
     Trade accounts payable                                                                 30,665           27,203
     Related party payables                                                                    239               96
     Accrued liabilities                                                                    21,156           19,203
     Income taxes currently payable                                                          1,526            1,800
     Deferred income taxes                                                                   1,553            1,553
     Customer deposits                                                                       9,544           11,135
                                                                                          --------         --------
                  Total current liabilities                                                109,434          106,910
                                                                                          --------         --------

Other Long-Term Liabilities                                                                  1,665            2,272

Deferred Income Taxes                                                                          515              515

Long-Term Debt, net of current portion (Note 8)                                             33,714           31,945
                                                                                          --------         --------

                  Total liabilities                                                        145,328          141,642

Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued                  --               --
     Common stock, $.01 par value, 50,000,000 shares authorized, 22,414,697 shares
     issued and outstanding at both December 31, 2000 and March 31, 2001                       224              224
     Additional paid-in capital                                                            169,467          169,467
     Retained deficit                                                                      (46,584)         (46,114)
     Deferred compensation                                                                    (337)            (246)
     Accumulated other comprehensive loss                                                   (6,349)          (8,269)
                                                                                          --------         --------
                  Total shareholders' equity                                               116,421          115,062
                                                                                          --------         --------
                                                                                          $261,749         $256,704
                                                                                          ========         ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     MARCH 31, 2000        MARCH 31, 2001
                                                                     --------------        --------------
 NET SALES                                                             $    80,226           $    79,251
 COST OF SALES                                                              50,184                51,718
                                                                       -----------           -----------
         Gross profit                                                       30,042                27,533

 OPERATING EXPENSES:
      Selling and marketing expenses                                         6,813                 6,320
      General and administrative                                            20,255                18,395
      Failed merger expenses (Note 2)                                        1,370                    --
      Merger expenses                                                           39                    --
      Failed separation costs (Note 2)                                          --                   179
                                                                       -----------           -----------

         Operating income                                                    1,565                 2,639
                                                                       -----------           -----------

 OTHER INCOME (EXPENSE):
      Interest expense                                                      (1,342)               (1,696)
      Other, net                                                               (29)                   26
                                                                       -----------           -----------
         Income from continuing operations before provision
           for income taxes                                                    194                   969

      Provision for income taxes                                               279                   395
                                                                       -----------           -----------
         Income (loss) from continuing operations                              (85)                  574

      Discontinued operations (Note 5):
               Loss from operations of discontinued Voice and
           Data Communications Group, net                                     (295)                 (104)

         Net income (loss)                                             $      (380)          $       470
                                                                       -----------           -----------

 Other comprehensive loss, net of tax:
      Foreign currency translation adjustment, net of
           $1,535 and $989 tax benefit, respectively                        (2,303)               (1,920)
                                                                       -----------           -----------
         Other comprehensive loss                                           (2,303)               (1,920)
                                                                       -----------           -----------
         Comprehensive loss                                            $    (2,683)          $    (1,450)
                                                                       ===========           ===========

PER SHARE DATA (Note 7):
BASIC EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share                                         $     (0.02)          $      0.02
                                                                       -----------           -----------

          Weighted average shares outstanding                           22,255,751            22,414,697
                                                                       ===========           ===========

 DILUTED EARNINGS (LOSS) PER SHARE
      Earnings (loss) per share                                        $     (0.02)          $      0.02
                                                                       ===========           ===========

          Weighted average shares outstanding                           22,255,751            22,475,808
                                                                       ===========           ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 10)
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                    MARCH 31,         MARCH 31,
                                                                                                      2000               2001
                                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                               $  (380)          $   470

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
         Loss from discontinued operations                                                               295               104
         Depreciation and amortization                                                                 4,135             4,342
         Bad debt expense                                                                              1,287               980
         Non-cash compensation expense                                                                   187                91
     Change in assets and liabilities, net of effects of acquisitions and dispositions-
         Receivables - trade and unbilled                                                             (8,660)             (235)
         Costs and estimated earnings in excess of billings on uncompleted contracts                     864               (41)
         Inventories, prepaid expenses and other assets                                               (3,000)           (1,684)
         Accounts payable and income taxes currently payable                                           2,921            (2,579)
         Amounts due to/from related parties                                                             (96)            1,299
         Customer deposits                                                                               (75)            1,591
         Accrued liabilities                                                                           2,893            (1,148)
         Long-term liabilities                                                                          (726)              607
                                                                                                     -------           -------
                  Net cash provided by (used in) operating activities                                   (355)            3,797
                                                                                                     -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                                                  (1,836)           (1,687)
     Additions to databases                                                                             (590)           (1,159)
                                                                                                     -------           -------
                  Net cash used in investing activities                                               (2,426)           (2,846)
                                                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank lines of credit                                                         1,836               274
     Payments of long-term debt                                                                       (1,750)             (874)
     Proceeds from exercise of stock options and warrants                                                 15                --
     Foreign currency translation                                                                     (2,133)             (172)
                                                                                                     -------           -------
                  Net cash used in financing activities                                               (2,032)             (772)
                                                                                                     -------           -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                       (2,058)              179

Effects of foreign currency exchange rates on cash                                                      (102)             (189)
Net cash used in discontinued operations                                                                (388)              (55)
                                                                                                     -------           -------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                             13,031             8,438
                                                                                                     -------           -------
CASH AND EQUIVALENTS, END OF PERIOD                                                                  $ 7,728           $ 8,373
                                                                                                     =======           =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001


(1) GENERAL

         The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Investigations and Intelligence Group offers business intelligence and investigation and risk mitigation consulting services. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. See Note 6 for a discussion of the preferred stock sale completed during fiscal 2000 by the Information Security Group subsidiary. See Note 5 for a discussion of the discontinuance of the Voice and Data Communications Group.

         The consolidated financial statements include the historical consolidated financial statements of Kroll-O'Gara (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities which were merged with Kroll-O'Gara in connection with pooling of interests business combinations. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K for the year ended December 31, 2000.

(2) CORPORATE INITIATIVES

         Kroll-O'Gara has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Acquisitions are discussed in Note 4.

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $1.4 million ($0.06 per diluted share) for the three months ended March 31, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

         On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and

 Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. Had the spinoff been completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.2 million ($0.01 per diluted share) for the three months ended March 31, 2001 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara does not anticipate any additional expenses related to this now terminated separation alternative. In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties.

         On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell most of the active companies that comprise the Security Products and Services Group to Armor Holdings, Inc. ("Armor") for up to $56.5 million (see Note 14).

         On March 30, 2001, Kroll-O'Gara entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes which agreements were further amended in April 2001 (see Note 8).

(3) RESTRUCTURING OF OPERATIONS

         In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. The total non-recurring pre-tax restructuring charge recorded pursuant to the Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the Plan through March 31, 2001 were $3.9 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan. The primary components of the restructuring charge, including accrued balances as of March 31, 2001, were as follows:

                                                            CUMULATIVE
                       DESCRIPTION                           EXPENSE        ACCRUAL
          -------------------------------------------        -------        -------
                                                             (DOLLARS IN THOUSANDS)
          Severance and related costs                         $3,116          $132
          Writedown of property, plant and equipment             150            --
          Lease termination costs                              1,064
                                                                               318
          Other                                                   34            --
                                                              ------          ----
                                                              $4,364           450
                                                              ======
          Less - Current portion                                               141
                                                                              ----
                                                                              $309
                                                                              ====

         In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan to reduce costs and improve operating efficiencies (the 2000 Plan) with a total pre-tax restructuring charge of approximately $0.7 million. Total payments pursuant to the 2000 Plan through March 31, 2001 were $0.5 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 2000 Plan. The principal element of the restructuring plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. At March 31, 2001, approximately $0.2 million remained as an accrual relating to the 2000 Plan.

(4) ACQUISITIONS

         During the second quarter of 2000, Kroll-O'Gara completed two acquisitions which were accounted for as purchase business combinations. Both of these acquisitions have been included in Kroll-O'Gara's Investigations and Intelligence Group. The aggregate purchase price of these acquisitions amounted to approximately $1.3 million and consisted of $0.7 million in cash and notes payable of $0.6 million to the former owners of the businesses. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over 25 years.

(5) DISCONTINUED OPERATION- VOICE AND DATA COMMUNICATIONS GROUP

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

         The fiscal 2000 estimated loss on disposal of VDCG of $5.0 million includes the estimated future results of operations through the estimated date of the shutdown. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million. An additional estimated loss on disposal of $0.1 million was recorded in the first quarter of 2001. The loss on disposal calculation includes $0.2 million of allocated interest expense. The estimated loss on disposal is based upon management's best estimates of the net realizable value of the net assets of this segment and of the estimated direct costs of disposing of these operations. The amounts the Company will ultimately realize may differ materially from the amounts utilized in arriving at the estimated loss on disposal of the discontinued operations.

         Net sales, results of operations and net assets from this discontinued operation are as follows (in thousands):

                                                                     PERIOD ENDED MARCH 31,
                                                                    -------------------------
                                                                     2000               2001
                                                                    ------             ------
          Net sales                                                 $4,549             $3,134
          Interest expense allocation                               $   59             $   60
          Loss from discontinued operations, net                    $ (295)            $ (104)

                                                                             AS OF
                                                             ------------------------------------
                                                             DECEMBER 31, 2000     MARCH 31, 2001
                                                             -----------------     --------------
          Current assets                                           $ 8,104            $ 8,186
          Property, plant and equipment, net                            --                 --
          Other assets                                                  --                 --
          Current liabilities                                       (6,225)            (6,356)
                                                                   -------            -------
                   Net assets of discontinued operations           $ 1,879            $ 1,830
                                                                   =======            =======

         A valuation allowance for VDCG's net operating loss carryforwards has been provided as it is not certain that the tax benefit will be realized in the foreseeable future.

(6) SALE OF STOCK BY INFORMATION SECURITY GROUP

         In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll-O'Gara has assigned to the purchasers substantially all of Kroll-O'Gara's voting rights. As a result of this transaction, as of March 31, 2001, Kroll-O'Gara's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of March 31, 2001. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.

(7) EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and upon assumed issuance of restricted stock. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2000 and 2001 (in thousands, except per share data):

                                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                                  --------------------------------------------
                                                                     LOSS              SHARES        PER-SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                                  -----------       -------------    ---------
             Basic and diluted loss per share                        $(380)             22,256         $(0.02)
                                                                     =====                             ======
             Effect of dilutive securities:
               Options                                                                     325
               Warrants                                                                      1
               Restricted Stock                                                             48
                                                                                        ------
             Diluted shares                                                             22,630
                                                                                        ======

                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                                   ---------------------------------------------
                                                                     INCOME             SHARES         PER-SHARE
                                                                   (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                   -----------       -------------     ---------
             Basic earnings per share                                  $470              22,415          $0.02
                                                                                                         =====
             Effect of dilutive securities:
               Options                                                                       60
               Warrants                                                                       1
                                                                       ----              ------
             Diluted earnings per share                                $470              22,476          $0.02
                                                                       ====              ======          =====

         As a result of the net loss recorded in the first quarter of 2000, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

         Basic and diluted loss per share based on loss from continuing operations were $0.00 for the three months ended March 31, 2000. The basic and diluted per share impact of the discontinued operation was $(0.02).

         Basic and diluted earnings per share based on income from continuing operations were $0.03 for the three months ended March 31, 2001. The basic and diluted per share impact of the discontinued operation was $(0.01).

(8) DEBT

Revolving Line of Credit

         On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounts to $40.0 million. The loan agreement was further amended on April 20, 2001. Additionally, the loan agreement provides for a letter of credit facility of $1,356,250 supporting Kroll-O'Gara's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit. Letters of credit can not be issued or renewed with a maturity date beyond May 31, 2002. The loan agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The security, pledge and joint and several guarantee also extend to the $35.0 million senior notes. Based on the amendments on March 30, 2001 and April 20, 2001, advances under the revolving credit facility bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At March 31, 2001, the interest rate on the line of credit was 9.5%. Borrowings under Kroll-O'Gara's line of credit were approximately $36.4 million at March 31, 2001.

         The $40.0 million revolving credit facility requires quarterly reductions in the amount that may be borrowed or outstanding in total as follows:

---------------------------------- --------------------------
DATE                                    TOTAL PERMITTED
                                          BORROWINGS
---------------------------------- --------------------------
March 31, 2001                            $40,000,000
---------------------------------- --------------------------
June 30, 2001                              38,864,200
---------------------------------- --------------------------
September 30, 2001                         37,728,400
---------------------------------- --------------------------
December 31, 2001                          36,024,700
---------------------------------- --------------------------
March 31, 2002                             34,321,000
---------------------------------- --------------------------

         The net proceeds from any lender approved asset sales in excess of $1.0 million per transaction or $2.0 million per fiscal year must be paid proportionately to the lender and the holders of the senior notes, with a corresponding reduction in the total permitted borrowings under the revolving credit facility. A material adverse change in the business of Kroll-O'Gara, including a significant sale of net assets, would result in the acceleration of all amounts due to the lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the loan agreement, Kroll-O'Gara's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 14 would result in an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale. The loan agreement expires on May 31, 2002.

         This loan agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA, that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The loan agreement also imposes limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividends, other than stock dividends. Kroll-O'Gara was in compliance with these covenants as of March 31, 2001.

Senior Notes

         Kroll-O'Gara's $35.0 million of senior notes were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At March 31, 2001, the interest rate on the senior notes was 9.5%. The senior notes also contain financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. The senior notes are cross-collateralized and guaranteed with the Company's revolving credit facility and contain similar acceleration features. In addition, the net proceeds from asset sales must be paid proportionately to the revolving credit facility lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the senior notes, Kroll-O'Gara's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 14 would result in an acceleration of all amounts due under the senior notes 60 days after the closing of the sale. At March 31, 2001, borrowings under Kroll-O'Gara's senior notes was $35.0 million, $4.3 million of which is current.

 (9) NEW PRONOUNCEMENTS

         In 1998, Kroll-O'Gara adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statements of shareholders' equity. The accumulated other comprehensive loss balance of ($8.3) million at March 31, 2001, consisted entirely of foreign currency translation-related adjustments.

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

(10) SUPPLEMENTAL CASH FLOW DISCLOSURE


                                                        2000       2001
                                                       ------     ------
                                                     (DOLLARS IN THOUSANDS)
       Cash paid (received) for taxes                   $256       $(42)
       Cash paid for interest                           $567       $944

(11) INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following (dollars in thousands):

                       INVENTORY CATEGORY                 DECEMBER 31, 2000      MARCH 31, 2001
                       ------------------                 -----------------      --------------
                                                                        (UNAUDITED)
              Raw materials                                     $11,651                $13,842
              Vehicle costs and work-in-process                   6,990                  5,484
                                                                -------                -------
                       Total inventory                          $18,641                $19,326
                                                                =======                =======


(12) DERIVATIVE FINANCIAL INSTRUMENTS

         On January 1, 2001, Kroll-O'Gara adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of SFAS 133, Kroll-O'Gara recorded a decrease in assets by approximately $0.2 million with an offsetting amount recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. At March 31, 2001, Kroll-O'Gara has entered into eight foreign currency exchange contracts to effectively hedge a specific portion of its exposure to certain foreign currency rate fluctuations on its net investment in two foreign subsidiaries. These contracts mature between May 2001 and December 2002. As of March 31, 2001, the foreign hedge contracts had a notional amount and estimated fair value of $13.4 million and $0.9 million, respectively. Unrealized gains of $0.1 million were recorded in the accumulated other comprehensive income (loss) component of shareholders' equity.

(13) SEGMENT DATA

         Through October 17, 2000 Kroll-O'Gara operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group. As a result of the preferred stock sale completed by the Information Security Group on October 17, 2000, the Group ceased to be a part of the consolidated results of the Kroll-O'Gara Company from that date forward. See Note 6 for more information on this transaction.

         The following summarizes information about Kroll-O'Gara's business segments:

                                                                   INVESTIGATIONS
                                                      SECURITY           AND
                                                    PRODUCTS AND    INTELLIGENCE    INFORMATION
                                                    SERVICES GROUP     GROUP       SECURITY GROUP    OTHER        CONSOLIDATED
                                                    --------------  ------------   --------------    -----        ------------
                                                                               (DOLLARS IN THOUSANDS)
          THREE MONTHS ENDED MARCH 31, 2000
          Net sales to unaffiliated customers          $30,352        $ 49,011        $   863        $    --        $ 80,226
                                                       =======        ========        =======        =======        ========
          Gross profit (loss)                          $ 8,598        $ 21,819        $  (375)       $    --        $ 30,042
                                                       =======        ========        =======        =======        ========
          Operating income (loss)                      $ 3,551        $  5,068        $(2,383)       $(4,671)       $  1,565
                                                       =======        ========        =======        =======        ========

          THREE MONTHS ENDED MARCH 31, 2001
          Net sales to unaffiliated customers          $29,763        $ 49,488        $    --        $    --        $ 79,251
                                                       =======        ========        =======        =======        ========
          Gross profit                                 $ 6,819        $ 20,714        $    --        $    --        $ 27,533
                                                       =======        ========        =======        =======        ========
          Operating income (loss)                      $ 2,736        $  3,024        $    --        $(3,121)       $  2,639
                                                       =======        ========        =======        =======        ========
          Identifiable assets at March 31, 2001        $81,697        $162,277        $    --        $    --        $243,974
                                                       =======        ========        =======        =======
Corporate assets                                                                                                      10,900
Net assets of discontinued operation                                                                                   1,830
                                                                                                                    --------
     Total assets at March 31, 2001                                                                                 $256,704
                                                                                                                    ========

(14) SUBSEQUENT EVENTS

Disposition of Security Products and Services Group

         On April 20, 2001, the Board of Directors approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor for up to $56.5 million. A portion of the sales price ($53.0 million subject to adjustment) is to be paid at closing, currently expected to occur late in the second quarter or in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million may be made based on the Group's achievement of a gross profit target for the year ending December 31, 2001. At Armor options, up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, are less than approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including seeking other buyers or other alternatives. Consummation of this sale is subject to a limited number of closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll-O'Gara's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll-O'Gara in 2000, financial results from period-to-period may lack comparability. Additionally, on April 16, 2001, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group. Historical amounts have been reclassified to conform to the current categories.

RECENT DEVELOPMENTS

Corporate Initiatives. Kroll-O'Gara has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements.

         On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $1.4 million for the three months ended March 31, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

         On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. Upon the completion of the split-up, Kroll-O'Gara shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.2 million for the three months ended March 31, 2001 and consisted primarily of fees for attorneys, accountants and other related charges. Kroll-O'Gara does not anticipate any additional expenses related to this now terminated separation alternative.

         On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor Holdings, Inc. ("Armor") for up to $56.5 million. A portion of the sales price ($53.0 million subject to adjustment) is to be paid at closing, currently expected to occur late in the second quarter or in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million may be made based on the Group's achievement of a gross profit target for the year ending December 31, 2001. At Armor's option, up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, are less than approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including seeking other buyers or other alternatives. See Note 14 to the Notes to Unaudited Consolidated Financial Statements.

Other. In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll-O'Gara has assigned to the purchasers substantially all of Kroll-O'Gara's voting rights. As a result of this transaction, as of March 31, 2001, Kroll-O'Gara's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of March 31, 2001. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

         On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group ("VDCG"), which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara has decided to divest itself of the operations of this segment by no later than December 31, 2001. The discontinuance plan includes an overall shutdown through an orderly runoff of operations. However, Kroll-O'Gara will continue to consider proposals from parties that may be interested in acquiring these operations prior to their shutdown. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

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

         Acquisitions. Kroll-O'Gara completed several acquisitions in 2000, which were accounted for as purchases.

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

RESTRUCTURING OF OPERATIONS

         In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan to reduce costs and improve operating efficiencies with a total non-recurring pre-tax restructuring charge of approximately $0.7 million. The principal element of the restructuring plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. See
Note 3 to the Notes to Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                               2000           2001
                                                               ----           ----
          Security Products and Services
              Military                                         10.3%          11.6%
              Commercial                                       27.5%          26.0%
          Investigations and Intelligence                      61.1%          62.4%
          Information Security                                  1.1%            --%
                                                              -----          -----
                         Total net sales                      100.0%         100.0%
          Cost of sales                                        62.6           65.3
                                                              -----          -----
                  Gross profit                                 37.4           34.7

          Operating expenses:
              Selling and marketing                             8.5            8.0
              General and administrative                       25.2           23.2
              Failed merger expenses                            1.7             --
              Merger expenses                                    --             --
              Failed separation costs                            --            0.2
                                                              -----          -----
                  Operating income                              2.0            3.3
          Other income (expense):
              Interest expense                                 (1.7)          (2.1)
              Other, net                                         --             --
                                                              -----          -----
          Income from continuing operations before
             provision for income taxes                         0.2            1.2
              Provision for income taxes                        0.3            0.5
                                                              -----          -----

          Income (loss) from continuing operations             (0.1)           0.7

          Loss from operations of discontinued Voice
             and Data Communications Group, net                (0.4)          (0.1)
                                                              -----          -----


          Net income (loss)                                    (0.5)%          0.6%
                                                              =====          =====


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         NET SALES. Net sales for the three months ended March 31, 2001 decreased $1.0 million, or 1%, from $80.2 million in 2000 to $79.3 million in 2001. This decrease related primarily to the exclusion of the Information Security Group's sales from the Kroll-O'Gara Company in 2001. In 2000, the Information Security Group reported $0.9 million of revenue. See Note 6 to the Notes to Unaudited Consolidated Financial Statements for more information.

         Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended March 31, 2001 decreased $0.6 million, or 2%, from $30.4 million in 2000 to $29.8 million in 2001. The decrease results from a decrease in commercial armoring products and services, which decreased $1.5 million, or 7%, from $22.1 million in 2000 to $20.6 million in 2001. The decrease in sales was due to the completion of a large contract from the U.S. government to produce over 300 armored vehicles which Kroll-O'Gara received in 1999 but completed near the end of the first quarter of 2000.

         Also included in net sales for the Security Products and Services Group are sales of military products and services, which increased $0.9 million, or 11%, from $8.3 million in 2000 to $9.2 million in 2001. The increase in net sales of military products and services was a result of a lag in production in the first quarter of 2000 due to the completion early in the first quarter of 2000 of a contract with the U.S. Military to supply 738 armored High Mobility Multi-Purpose Wheeled Vehicles ("HMMWVs") to the U.S. Army and the U.S. Air Force. A new contract was negotiated in the first quarter of 2000 but production on the new contract was not begun until the middle of the second quarter of 2000.

         Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $0.5 million, or 1%, from $49.0 million in the first quarter of 2000 to $49.5 million in 2001. This increase primarily stems from internal growth in the Group's worldwide financial services practices.

         COST OF SALES. Cost of sales for the three months ended March 31, 2001 increased $1.5 million, or 3%, from $50.2 million in 2000 to $51.7 million in 2001. Gross margin was 34.7% as compared with 37.4% for the same period in 2000.

         Gross margin for the Security Products and Services Group decreased approximately 5.4 percentage points from 28.3% in 2000 to 22.9% in 2001. This decrease relates to poor gross margin performance in certain Latin American operations as a result of competitive pricing pressures and pricing concessions necessitated by foreign economic conditions. Additionally, the shift in sales mix from the more profitable commercial sales to the lower margin military sales contributed to the erosion in the gross margin.

         Gross margin decreased approximately 2.6 percentage points from 44.5% in 2000 to 41.9% in 2001 for the Investigations and Intelligence Group. The decrease in gross margin is due to increased employee compensation costs and subcontractor fees associated with generating professional fee revenue.

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2001 decreased $3.6 million, or 13%, from $28.5 million in 2000 to $24.9 million in 2001. Included in this decrease are non-recurring expenses which decreased $1.2 million, from $1.4 million in 2000 to $0.2 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone. In 2001, non-recurring expenses primarily consisted of costs associated with the failed separation of the Company.

         Excluding non-recurring expenses, operating expenses decreased $2.4 million, or 9%. This decrease primarily relates to the exclusion in 2001 of all operating expenses associated with the Information Security Group. In the first quarter of 2000, the Information Security Group had $2.0 million of operating expenses. The remaining decrease of $0.4 million relates to decreased corporate overhead expenses which had been required to administer the growth experienced by Kroll-O'Gara due to the acquisitions completed in 1998 and 1999. In 2000, minimal acquisitions were completed.

         As a percent of net sales, operating expenses, before non-recurring expenses, decreased from 33.7% in 2000 to 31.2% in 2001. As mentioned previously, the decrease in operating expenses as a percentage of net sales is primarily a result of the exclusion of the Information Security Group's operating expenses. Through October 2000, focus on the development of this Group's service capabilities and the establishment of a firm customer base had been a strategic initiative. However, due to this initiative, minimal sales and high operating costs were experienced by this Group which increased Kroll-O'Gara's total operating expenses as a percentage of net sales.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 increased $0.4 million, or 26%, from $1.3 million in 2000 to $1.7 million in 2001. This increase was the result of higher interest rates and increased borrowings on Kroll-O'Gara's revolving credit facility as a result of the continued funding of the Information Security Group through October 17, 2000 as well as additional costs incurred after the first quarter of 2000 of approximately $4.2 million related to the failed separation of

Kroll-O'Gara's two principal operating groups and $1.1 million related to the failed merger with Blackstone.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2001 was $0.4 million compared to $0.3 million in 2000. In both periods, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. Certain foreign jurisdictions realized losses in the first quarter of 2000 and 2001 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

         DISCONTINUED OPERATIONS. The loss from operations of the discontinued Voice and Data Communications Group decreased from $0.3 million in the first three months of 2000 to $0.1 million for the same period in 2001. In 2000, the Group focused efforts on reducing its inventory of satellite communications equipment in order to improve cash flow and offered discounted prices in order to move certain inventory. As a result, margins were negatively impacted in the first quarter of 2000. In 2001, the Group was not focused on reducing inventory and was able to achieve better and more normalized margins for its product sales.

         Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communication Group's losses, management concluded that a valuation allowance for the entire tax benefit was required for both 2000 and 2001. In addition, in December 2000, management estimated a loss on disposal of $5.0 million which includes a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million. Kroll-O'Gara continues to evaluate the need for an additional provision for a loss on disposal of this business. However, at March 31, 2001, management concluded that no additional provision was required.

LIQUIDITY AND CAPITAL RESOURCES

         General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

         Credit facilities and senior notes. On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement, which expires on May 31, 2002 if not terminated earlier as described below, to provide for a revolving credit facility that initially amounts to $40.0 million. The agreement also provides for a letter of credit facility of approximately $1.4 million supporting the Company's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The revolving credit facility requires quarterly reductions of approximately $1.1 million on each of June 30 and September 30, 2001 and approximately $1.7 million on each of December 31, 2001 and March 31, 2002 in the amount that may be borrowed under the facility and, if necessary, corresponding principal repayments to the adjusted levels. In addition, the net proceeds from any lender-approved sale of assets in excess of $1.0 million per transaction or $2.0 million per fiscal year must be paid proportionately to the revolving credit facility lender and to the holders of Kroll-O'Gara's outstanding $35.0 million principal amount of senior notes (discussed below), with a corresponding reduction in the total permitted borrowings under the revolving credit facility. This includes the net proceeds from the sale to Armor and any proceeds from sales of Kroll-O'Gara's stock ownership in Securify or other assets in excess of the threshold amounts. Borrowings under Kroll-O'Gara's line of credit were approximately $36.5 million and $36.4 million at December 31, 2000 and March 31, 2001, respectively.

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

         The amended bank loan and senior note agreements contain substantially identical financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreements also impose limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividend, other than stock dividends. Kroll-O'Gara was in compliance with these covenants as of March 31, 2001.

         The bank loan agreement and senior notes were further amended as of April 20, 2001 in connection with Kroll-O'Gara's agreement to sell the Security Products and Services Group to Armor. The March 30, 2001 agreements required interest on advances under the revolving credit facility and on the senior notes at the greater of 8.56% or the prime rate plus 1.5% (9.5% at March 31, 2001). Effective April 20, 2001 the interest rate under all of the agreements was changed to the greater of

(a) 8.56% or (b) prime plus 1.5%, plus 0.5% times the number of 30-day periods which have exired since April 20, 2001 (or, if less, the highest rate allowed by law).

         Kroll-O'Gara's agreement with Armor provides that it will receive approximately $53.0 million at closing, $15.0 million of which is expected to be paid in Armor stock. At closing, Kroll-O'Gara expects to pay approximately $3.0 million for transaction costs and certain other payables. Additionally at closing, $38.0 million must be paid to the revolving credit facility lender and to the senior note holders, 56.79% and 43.21% of the sum, respectively. During the 60 days following closing of the transaction with Armor, any proceeds from the sale of the Armor stock also must be paid immediately to the revolving credit facility lender and senior note holders in the same percentages. All remaining outstanding amounts under the revolving credit facility and the senior notes are due 60 days after closing.

         Kroll-O'Gara has been in discussions with other lenders to provide financing subsequent to the sale of the Security Products and Services Group to Armor. After payment of the net proceeds from the sale of the Security Products and Services Group to the revolving credit facility lender and the senior note holders, Kroll-O'Gara expects there to be approximately $22 million remaining outstanding to these parties which must be repaid no later than 60 days after closing. Kroll-O'Gara believes that it can obtain a credit facility of approximately $35 million at interest rates comparable to the rate under the March 30, 2001 amendment to its existing credit facilities. Therefore, the anticipated financing under discussion should be adequate to meet the ongoing needs of Kroll-O'Gara. If the sale of the Security Products and Services Group to Armor is not consummated, Kroll-O'Gara believes it can continue to remain in compliance with all the terms and conditions of the bank loan agreement and senior note agreements for the remainder of their terms. However, based on the increasing interest rates included in the amended bank loan agreement and senior note agreements, Kroll-O'Gara expects it would endeavor to obtain new financing.

         Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of pound 2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.0%. Maximum borrowings permitted pursuant to this demand note are $4.0 million. Borrowings outstanding pursuant to this demand note were approximately $2.8 million and $3.1 million, respectively, as translated at December 31, 2000 and March 31, 2001.

         Cash flows from operating activities. In the first quarter of 2001, cash provided by operating activities was $3.7 million. In the first quarter of 2000, cash used in operating activities was $0.4 million. In 2000, cash was used primarily to fund working capital investments. In 2001, the improved cash flow primarily resulted from more timely collections of accounts receivable.

         Cash flows from investing activities. In the first quarter of 2001, Kroll-O'Gara incurred $1.7 million of capital expenditures primarily related to upgrades of general information systems and leasehold improvements. In the first quarter of 2000, Kroll-O'Gara also incurred capital expenditures of $1.8 million primarily related to upgrades of general information systems and leasehold improvements. Additions to databases totaled $0.6 million and $1.2 million for the three months ended March 31, 2000 and 2001, respectively.

         Cash flows from financing activities. In the first three months of 2001, cash used by financing activities was $0.7 million and was the result of repayments of long-term debt primarily related to capital leases. Cash used in financing activities for the first three months of 2000 was $2.0 million and was a result of unfavorable foreign currency translation adjustments.

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

         Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At March 31, 2001, eight such contracts, maturing between May 2001 and December 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. The notional amount and the fair market value associated with these forward contracts was $13.4 million and $0.9 million, respectively. Gains or losses on existing forward instruments are offset against the translation effects reflected in the accumulated other comprehensive income (loss) component of shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

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

     Forward-Looking Statements. This quarterly report contains statements which Kroll-O'Gara believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements are based upon management's estimates, assumptions and projections and are subject to substantial risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things: contract delays, reductions or cancellations; cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; various political and economic risks of conducting business outside the United States, including foreign economic conditions and currency rate fluctuations; changes in laws and regulations; adjustments associated with percentage-of-completion accounting; inability of subcontractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher-than-anticipated costs of financing the business; loss of senior personnel; changes in the general level of business activity; and a failure to complete the sale of the Security Products and Services Group.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See Item 2, Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Foreign Operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Kroll-O'Gara has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll-O'Gara's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll-O'Gara's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of the Company and also seek class certification. On behalf of Kroll-O'Gara and the putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The defendants believe that the allegations in the complaints are meritless and will defend the suits vigorously.

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

ITEM 6.  EXHIBITS

         (a)  Exhibits

               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of May, 2001.


                                        THE KROLL-O'GARA COMPANY



                                        By /s/ Nazzareno E. Paciotti
                                          ----------------------------
                                           Nazzareno E. Paciotti
                                           Chief Financial Officer