Form 10-Q
period 2001-06-30
KROLL O GARA CO
filed 2001-08-14
CIK 1020476

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

                  For the Quarterly Period Ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes [X]       No [ ]

 APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.


                                   22,437,653
                               ---------------------
            (Shares of common stock outstanding as of July 31, 2001)

                            THE KROLL-O'GARA COMPANY

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1:     Financial Statements

                  Consolidated Balance Sheets (unaudited) as of
                  December 31, 2000 and June 30, 2001.......................  1

                  Consolidated Statements of Operations (unaudited) for
                  the three and six months ended June 30, 2000
                  and 2001..................................................  3

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2000 and 2001............ 4

                  Notes to Consolidated Unaudited Financial Statements....... 5

      Item 2:     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 13

      Item 3:     Quantitative and Qualitative Disclosures About Market
                  Risk...................................................... 25


PART II - OTHER INFORMATION................................................. 26

      Item 1:     Legal Proceedings......................................... 26

      Item 6:     Exhibits and Reports on Form 8-K.......................... 26

      Signatures............................................................ 27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE KROLL-O'GARA COMPANY

                   CONSOLIDATED BALANCE SHEETS (Unaudited)

                  As of December 31, 2000 and June 30, 2001
                             (Dollars In Thousands)


                                                                     December    June 30,
                                                                     31, 2000     2001
                                                                     --------     ----
ASSETS
Current Assets:
   Cash and equivalents                                            $    8,438    $   6,594
   Trade accounts receivable, net of allowance for doubtful
     accounts of $5,701 and $6,299 at December 31, 2000                65,266       51,552
     and June 30, 2001, respectively
   Unbilled revenues                                                   19,995       23,017
   Related party receivables                                            2,475        1,489
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                           8,634       12,726
   Inventories (Note 11)                                               18,641       18,512
   Prepaid expenses and other                                           9,820       10,446
   Net current assets of discontinued operation (Note 5)                1,879            -
                                                                    ---------    ---------
            Total current assets                                      135,148      124,336
                                                                    ---------    ---------

Property, Plant and Equipment, at cost
   Land                                                                 2,545        2,536
   Buildings and improvements                                           8,407        8,203
   Leasehold improvements                                               8,038        8,156
   Furniture and fixtures                                              10,707       11,603
   Machinery and equipment                                             39,065       39,656
   Construction - in - progress                                         1,326          908
                                                                    ---------    ---------
                                                                       70,088       71,062
   Less: accumulated depreciation                                     (32,739)     (36,277)
                                                                    ---------    ---------
                                                                       37,349       34,785
                                                                    ---------    ---------

Databases,  net of  accumulated  amortization  of $29,759
    and $31,501 at December 31, 2000 and June 30, 2001,
    respectively                                                       10,204       10,155

Costs in Excess of Assets  Acquired and Other Intangible
    Assets, net of  accumulated  amortization  of $12,119
    and $14,803 at December 31, 2000 and June 30, 2001,                75,486       73,968
    respectively

 Other assets (Note 5)                                                  3,562        4,119
                                                                   ----------   ----------
                                                                       89,252       88,242
                                                                   ----------   ----------
                                                                   $  261,749   $  247,363
                                                                   ==========   ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            THE KROLL-O'GARA COMPANY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                    As of December 31, 2000 and June 30, 2001
                             (Dollars In Thousands)

                                                           December     June 30,
                                                           31, 2000      2001
                                                           --------      ----

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Bank lines of credit (Note 8)                          $  39,613   $  39,597
   Current portion of other debt (Note 8)                     5,138       6,435
   Trade accounts payable                                    30,665      25,171
   Related party payables                                       239         131
   Accrued liabilities                                       21,156      20,348
   Income taxes currently payable                             1,526       1,966
   Deferred income taxes                                      1,553       1,553
   Customer deposits                                          9,544       8,681
                                                          ---------   ---------
            Total current liabilities                       109,434     103,882
                                                          ---------   ---------

Other Long-Term Liabilities                                   1,665       1,807

Deferred Income Taxes                                           515         515

Long-Term Debt, net of current portion (Note 8)              33,714      31,982
                                                          ---------   ---------

            Total liabilities                               145,328     138,186

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued                                      -           -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 22,414,697 and 22,433,303 shares issued
     and outstanding at December 31, 2000 and June 30,          224         224
     2001, respectively
   Additional paid-in capital                               169,467     169,582
   Retained deficit                                         (46,584)    (51,791)
   Deferred compensation                                    (   337)    (   158)
   Accumulated other comprehensive loss                     ( 6,349)    ( 8,680)
                                                          ---------   ---------
            Total shareholders' equity                      116,421     109,177
                                                          ---------   ---------
                                                          $ 261,749   $ 247,363
                                                          =========   =========

               Theaccompanying notes are an integral part of these
                          consolidated balance sheets.


                            THE KROLL-O'GARA COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                (Dollars In Thousands, Except Per Share Amounts)


                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2000       2001          2000       2001
                                                ----       ----          ----       ----

 Net Sales                                   $  74,235  $  81,513    $  154,461  $  160,764
 Cost of Sales                                  47,312     55,933        97,496     107,651
                                             ---------  ---------    ----------  ----------
       Gross profit                             26,923     25,580        56,965      53,113

 Operating Expenses:
    Selling and marketing expenses               6,801      6,177        13,614      12,497
    General and administrative expenses         20,063     19,109        40,318      37,504
    Failed merger expenses (Note 2)                630          -         2,000           -
    Merger expenses                                399          -           438           -
    Failed separation expenses (Note 2)            676        214           676         393
    Restructuring expenses (Note 3)                  -      2,597             -       2,597
                                              --------    -------     ---------    --------
       Operating income (loss)                 ( 1,646)   ( 2,517)         ( 81)        122
                                              --------    -------     ---------    --------
 Other Income (Expense):
    Interest expense                            (1,414)    (1,873)       (2,756)     (3,569)
    Other, net                                      35   (     66)            6   (      40)
                                              --------    -------     ---------   ---------
       Loss from continuing operations
        before provision for income taxes       (3,025)    (4,456)       (2,831)     (3,487)

    Provision for income taxes                   1,101      1,221         1,380       1,616
                                              --------    -------     ---------   ---------
       Loss from continuing operations          (4,126)    (5,677)       (4,211)     (5,103)

    Discontinued operations (Note 5):
       Loss from operations of discontinued
       Voice and Data Communications Group,
       net                                     (   154)         -        (  449)   (    104)
                                              --------   --------     ---------   ---------
       Net loss                               $ (4,280)  $ (5,677 )   $  (4,660)  $  (5,207)
                                              --------   --------     ---------   ---------
 Other comprehensive loss, net of tax:
    Foreign currency translation adjustment,
        net of $2,530 and $1,429 tax benefit,
        respectively                                                   (  4,497)     (2,331)
                                                                      ---------   ---------
       Other comprehensive loss                                        (  4,497)   (  2,331)
                                                                      ---------   ---------
       Comprehensive loss                                             $(  9,157)  $  (7,538)
                                                                      =========   =========
 PER SHARE DATA (Note 7):
 BASIC LOSS PER SHARE
     Loss per share                         $    (0.19) $   (0.25)   $    (0.21)  $   (0.23)
                                             =========   ========     =========   =========

     Weighted average shares outstanding    22,278,378 22,419,009    22,267,065  22,416,865
                                            ========== ==========    ==========  ==========
 DILUTED LOSS PER SHARE
     Loss per share                         $    (0.19) $   (0.25)   $    (0.21)  $   (0.23)
                                             =========   ========     =========   =========

     Weighted average shares outstanding    22,278,378 22,419,009    22,267,065  22,416,865
                                            ========== ==========    ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                            THE KROLL-O'GARA COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 10)
                                   (Unaudited)

               For the Six Months Ended June 30, 2000 and 2001
                             (Dollars In Thousands)

                                                                 June 30,     June 30,
                                                                   2000         2001
                                                                   ----         ----
Cash Flows From Operating Activities:
   Net loss                                                    $ (4,660)    $ (5,207)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities-
      Loss from discontinued operations                             449          104
      Depreciation and amortization                               8,126        8,434
      Bad debt expense                                            2,216        2,911
      Non-cash compensation expense                                 272          179

   Change in assets and liabilities, net of effects of
     acquisitions and dispositions-
      Receivables - trade and unbilled                           (9,884)       5,907
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                     8,919       (4,092)
      Inventories, prepaid expenses and other assets             (6,609)      (  312)
      Accounts payable and income taxes currently payable        (  298)      (4,239)
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                       125            -
      Amounts due to/from related parties                          (662)         838
      Customer deposits                                             394       (  863)
      Accrued liabilities                                        (5,499)         186
      Long-term liabilities                                      (1,190)         143
                                                              ---------   ----------
            Net cash provided by (used in) operating
            activities                                           (8,301)       3,989
                                                              ---------   ----------
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment, net               (4,804)      (2,293)
   Additions to databases                                        (2,298)      (1,953)
   Acquisitions, net of cash acquired                           (   263)         -
                                                              ---------   ----------
            Net cash used in investing activities               ( 7,365)      (4,246)
                                                              ---------   ----------
Cash Flows From Financing Activities:
   Net borrowings under bank lines of credit                     10,839       (   17)
   Payments of long-term debt                                   ( 1,841)      (  435)
   Proceeds from exercise of stock options and warrants              64          115
   Foreign currency translation and other                        (4,033)      (1,021)
                                                              ---------   ----------
            Net cash provided by (used in)  financing             5,029       (1,358)
              activities                                      ---------   ----------

Net Decrease In Cash and Equivalents                            (10,637)     ( 1,615)
Effects of foreign currency exchange rates on cash              (   242)     (   174)
Net cash provided by (used in) discontinued operations            3,684      (    55)
                                                              ---------   ----------
Cash and Equivalents, beginning of period                        13,031        8,438
                                                              ---------   ----------
Cash and Equivalents, end of period                           $   5,836   $    6,594
                                                              =========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            THE KROLL-O'GARA COMPANY

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                    As of December 31, 2000 and June 30, 2001


(1) General

      The Kroll-O'Gara Company, an Ohio corporation, together with its subsidiaries (collectively "Kroll-O'Gara"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Kroll-O'Gara's Investigations and Intelligence Group offers business intelligence and investigation and risk mitigation consulting services. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. See Note 6 for a discussion of the preferred stock sale completed during fiscal 2000 by the Information Security Group subsidiary. See Note 5 for a discussion of the discontinuance and sale of the Voice and Data Communications Group.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll-O'Gara's annual report on Form 10-K for the year ended December 31, 2000.


(2) Corporate Initiatives

      Kroll-O'Gara has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Acquisitions are discussed in Note 4.

      On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $2.0 million ($0.09 per diluted share) for the six months ended June 30, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

      On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services

Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. Had the spinoff been completed, Kroll-O'Gara shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.4 million ($0.02 per diluted share) for the six months ended June 30, 2001 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll-O'Gara does not anticipate any additional expenses related to this now terminated separation alternative. In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties.

      On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell most of the active companies that comprise the Security Products and Services Group to Armor Holdings, Inc. (Armor) for up to $56.5 million (see Note
14).

      On March 30, 2001, Kroll-O'Gara entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes which agreements were further amended in April 2001 (see Note 8).


(3) Restructuring of Operations

      In the first quarter of 1999, Kroll-O'Gara began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. The total non-recurring pre-tax restructuring charge recorded pursuant to the Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the Plan through June 30, 2001 were $4.1 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to this Plan.

      In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan to reduce costs and improve operating efficiencies (the 2000 Plan) with a total pre-tax restructuring charge of approximately $0.7 million. Total payments pursuant to the 2000 Plan through June 30, 2001 were $0.6 million. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 2000 Plan. The principal element of the restructuring plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. At June 30, 2001, approximately $0.1 million remained as an accrual relating to the 2000 Plan.

      In the second quarter of 2001, Kroll-O'Gara's Investigations and Intelligence Group completed a restructuring plan (the "2001 Plan") to reduce costs and improve operating efficiencies with a pre-tax restructuring charge of approximately $2.6 million, of which $2.1 million is included in current liabilities. Kroll-O'Gara does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. The principal elements of the restructuring plan are the closure of four Investigations and Intelligence Group offices, reduction of real estate currently under commitment in five locations and the elimination of approximately 95 employees. Of the 95 eliminated employees, 63 were direct labor and 32 were administrative and professional staff. The primary components of the restructuring charge including accrued balances as of June 30, 2001 are as follows:

                           Description                  Expense      Accrual
                                                        (dollars in thousands)

     Severance and related costs                          $1,662     $1,370
     Writedown of property, plant and equipment              206          -
     Lease termination costs                                 729        729
                                                          ------     ------
                                                          $2,597     $2,099
                                                          ======     ======

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


(5) Discontinued Operation- Voice and Data Communications Group

      On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. Kroll-O'Gara has divested itself of the operations of this segment. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

      The fiscal 2000 estimated loss on disposal of VDCG of $5.0 million includes the estimated future results of operations through the estimated date of the shutdown. Major components of the estimated loss on disposal included a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and disposition costs of $0.8 million. An additional estimated loss on disposal of $0.1 million was recorded in the first quarter of 2001. The loss on disposal calculation includes $0.2 million of allocated interest expense.

      On June 27, 2001, Kroll-O'Gara sold its ownership in the stock of VDCG to an unrelated third party for notes with a contingent value of up to $4.0 million. Realization of the full value of these notes is contingent upon certain factors including the subsequent sale of VDCG by the purchaser. The notes are due and payable in 2004. As the realization of the $4.0 million in notes is contingent upon subsequent factors, including resale of VDCG, Kroll-O'Gara has valued these notes at $1.8 million. As the value of the notes approximates the net assets of VDCG at the date of sale, no gain or loss has been recognized on the sale. These notes are included in other assets as of June 30, 2001.

      Net sales and results of operations from this discontinued operation are as follows (in thousands):

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                    2000             2001
                                                    ----             ----

         Net sales                                $ 8,588           $ 4,590
         Interest expense allocation              $   116           $    60
         Loss from discontinued operations,
           net                                    $  (449)          $  (104)


(6) Sale of Stock by Information Security Group

      In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll-O'Gara has assigned to the purchasers substantially all of Kroll-O'Gara's voting rights. As a result of this transaction, as of June 30, 2001, Kroll-O'Gara's ownership of Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of June 30, 2001. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.


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

      As a result of the net losses recorded, basic and diluted earnings per share are identical as all options and warrants are anti-dilutive.

      Basic and diluted loss per share based on losses from continuing operations were $(0.19) for the six months ended June 30, 2000. The basic and diluted per share impact of the discontinued operation was $(0.02).

      Basic and diluted loss per share based on losses from continuing operations were $(0.23) for the six months ended June 30, 2001. The basic and diluted per share impact of the discontinued operation was less than $0.01.

 (8) Debt

Revolving Line of Credit

      On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounts to $40.0 million. The loan agreement was further amended on April 20, 2001. Additionally, the loan agreement provides for a letter of credit facility of $1,356,250 supporting Kroll-O'Gara's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit. Letters of credit can not be issued or renewed with a maturity date beyond May 31, 2002. The loan agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The security, pledge and joint and several guarantee also extend to the $35.0 million senior notes. Based on the amendments on March 30, 2001 and April 20, 2001, advances under the revolving credit facility bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5%, (monthly interest factor which was negotiated with the lender to receive advanced waiver to release pledged collateral for the sale of SPSG to Armor), times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At June 30, 2001, the interest rate on the line of credit was 9.25%. Borrowings under Kroll-O'Gara's line of credit were approximately $36.1 million at June 30, 2001.


The $40.0 million revolving credit facility requires quarterly reductions in the amount that may be borrowed or outstanding in total as follows:

------------------------------------------
Date                    Total Permitted
                           Borrowings
------------------------------------------
June 30, 2001            38,864,200
------------------------------------------
September 30, 2001       37,728,400
------------------------------------------
December 31, 2001        36,024,700
------------------------------------------
March 31, 2002           34,321,000
------------------------------------------

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

      This loan agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA, that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The loan agreement also imposes limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividends, other than stock dividends. Kroll-O'Gara was not in compliance with these covenants as of June 30, 2001. These events of non-compliance were subsequently waived by the lender. Had the lender not waived these events of non-compliance, all amounts outstanding under this credit agreement would have become immediately due. Kroll-O'Gara anticipates compliance with all covenants throughout the remainder of the year.

Senior Notes

      Kroll-O'Gara's $35.0 million of senior notes were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% (monthly interest factor which was negotiated with the lenders to receive advanced waiver to release pledged collateral for the sale of SPSG to Armor) times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At June 30, 2001, the interest rate on the senior notes was 9.25%. The senior notes also contain financial covenants, which among other restrictions, require the maintenance of a minimum level of net worth and a fixed charge coverage ratio. The senior notes are cross-collateralized and guaranteed with the Company's revolving credit facility and contain similar acceleration features. In addition, the net proceeds from asset sales must be paid proportionately to the revolving credit facility lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the senior notes, Kroll-O'Gara's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 14 would result in an acceleration of all amounts due under the senior notes 60 days after the closing of the sale. At June 30, 2001, borrowings under Kroll-O'Gara's senior notes was $35.0 million, $4.3 million of which is current. As of June 30, 2001, Kroll O'Gara was not in compliance with these covenants. These events of non-compliance were subsequently waived by the lenders. Had the lenders not waived these events of noncompliance, all amounts outstanding under the note would have become immediately due. Kroll-O'Gara anticipates compliance with all covenants throughout the remainder of the year.


(9) New Pronouncements

            In 1998, Kroll-O'Gara adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll-O'Gara has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statements of shareholders' equity. The accumulated other comprehensive loss balance of ($8.7) million at June 30, 2001, consisted entirely of foreign currency translation-related adjustments.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30,

2001. Due to the recent issuance of the standard, the Company is still assessing the potential impact to its consolidated financial statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. For example, the Company had amortization expense related to goodwill and other intangible assets of approximately $ 2.2 million for the six months ended June 30, 2001. Due to the recent issuance of the standard, the Company is still assessing the potential impact to its consolidated financial statements.


(10) Supplemental Cash Flow Disclosure


                                                       Six Months Ended June 30,
                                                           2000         2001
                                                        -----------  ----------
                                                        (dollars in thousands)
     Cash paid for taxes                                  $   991      $   858
     Cash paid for interest                               $ 2,708      $ 3,428
     Non-cash activity:

     Debt incurred from acquisition                           225
     Forfeiture of previously recorded deferred               140
       compensation
     Receipts of discounted notes
       receivables from the sale of Voice & Data
       Communication Group (Note 5)                                     1, 831


(11) Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and include the following:

                                              December 31,     June 30,
                                                 2000           2001
                                              -----------   -----------
               Inventory Category              (dollars in thousands)
               ------------------              ----------------------

         Raw materials                          $11,651        $11,547
         Vehicle costs and work-in-process        6,990          6,965
                                                -------        -------
               Total inventory                  $18,641        $18,512
                                                =======        =======

(12) Derivative Financial Instruments

      On January 1, 2001, Kroll-O'Gara adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of SFAS 133, Kroll-O'Gara recorded a decrease in assets by approximately $0.2 million with an offsetting amount recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. At June 30, 2001, Kroll-O'Gara has entered into four foreign exchange contracts to effectively hedge a specific portion of its exposure to certain foreign currency rate fluctuations on its net investment in one foreign subsidiary. These contracts mature between December 2001 and December 2002. As of June 30, 2001, the foreign hedge contracts had a notional amount of $3.2 million which approximated its estimated fair value. Unrealized gains of $0.3 million were recorded in the accumulated other comprehensive income (loss) component of shareholders' equity.


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

The following summarizes information about Kroll-O'Gara's business segments:

                                 Security
                                 Products      Investigations
                                and Services  and Intelligence    Information
                                  Group           Group          Security Group   Other    Consolidated
                                ------------  ----------------   --------------   -----    --------------

Three Months Ended June 30, 2000
Net sales to unaffiliated
   customers                    $   24,298       $ 48,990         $    947      $       -    $74,235
                                ==========        =======         ========      =========   ========
Gross profit                    $    5,585        $21,205         $    133      $       -    $26,923
                                ==========        =======         ========      =========   ========

Operating income (loss)         $    1,640       $  3,857         $ (2,321)     $  (4,822)   $(1,646)
                                ==========        =======         ========      =========   ========

Three Months Ended June 30, 2001
Net sales to unaffiliated
   customers                       $34,415       $ 47,098         $      -      $       -   $ 81,513
                                ==========        =======         ========      =========   ========

Gross profit                    $    6,031       $ 19,549                -              -   $ 25,580
                                ==========        =======         ========      =========   ========

Operating income (loss)         $    1,366       $   (288)        $      -      $  (3,595)  $ (2,517)
                                ==========        =======         ========      =========   ========

Six Months Ended June 30, 2000
Net sales to unaffiliated
   customers                      $ 54,650        $98,001         $  1,810      $       -   $154,461
                                ==========        =======         ========      =========   ========

Gross profit                      $ 14,184       $ 43,022         $   (241)     $       -    $56,965
                                ==========        =======         ========      =========   ========

Operating income (loss)         $    5,191       $  8,925         $ (4,704)     $  (9,493)  $    (81)
                                ==========        =======         ========      =========   ========

Six Months Ended June 30, 2001
Net sales to unaffiliated        $ 64,178        $ 96,586         $      -       $      -    $160,764
                                ==========        =======         ========      =========   ========

Gross profit                      $12,850        $ 40,263         $      -              -   $  53,113
                                ==========        =======         ========      =========   ========

Operating income (loss)         $   4,102        $  2,736         $      -       $ (6,716)  $     122
                                ==========        =======         ========      =========   ========

Identifiable assets at June
  30, 2001                        $79,269        $155,672         $      -       $      -    $234,941
                                ==========        =======         ========      =========

Corporate assets                                                                            $  12,422
                                                                                            ---------
     Total assets at June 30, 2001                                                           $247,363
                                                                                            =========


The operating income (loss) of the Investigations and Intelligence Group for the three and six months ended June 30, 2001 reflects a pre-tax restructuring charge of approximately $2.6 million taken in the second quarter of 2001.


(14) Subsequent Events

Disposition of Security Products and Services Group

      On April 20, 2001, the Board of Directors approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor for up to $56.5 million. A portion of the sales price ($53.0 million subject to adjustment) is to be paid at closing, currently expected to occur in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to $2.0 million may be made based on the Group's achievement of a gross profit target for the year ending December 31, 2001. At Armor's option, up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, are less than approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including seeking other buyers or other alternatives. Consummation of this sale is subject to a limited number of closing conditions.


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

      On November 15, 1999, Kroll-O'Gara announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which shares held by all Kroll-O'Gara shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll-O'Gara announced that Blackstone had withdrawn its offer to acquire Kroll-O'Gara shares. Costs associated with the failed merger were approximately $2.0 million for the six months ended June 30, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

      On April 18, 2000, Kroll-O'Gara announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll-O'Gara, that would have resulted in the spinoff of net assets into two new public companies. Upon completion of the split-up, Kroll-O'Gara shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.4 million for the six months ended June 30, 2001 and consisted primarily of fees for attorneys, accountants and other related charges. Kroll-O'Gara does not anticipate any additional material expenses related to this now terminated separation alternative.

      On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell the common stock of the active companies that comprise the Security Products and Services Group, other than the Group's subsidiaries that provide kidnap and ransom and risk information services and its Russian subsidiaries, to Armor Holdings, Inc. ("Armor") for up to $56.5 million. A portion of the sales price ($53.0 million subject to adjustment) is to be paid at closing, currently expected to occur in the third quarter of 2001. An escrow of $1.5 million will be maintained and a deferred payment of up to

$2.0 million may be made based on the Group's achievement of a gross profit target for the year ending December 31, 2001. At Armor's option, up to $15.0 million of the purchase price can be paid in registered common stock of Armor. The purchase price will be reduced dollar-for-dollar to the extent tangible net assets, as defined, are less than approximately $37.4 million. Kroll-O'Gara currently believes the sale of the Security Products and Services Group will approximate book value. In the event the sale to Armor is not consummated, Kroll-O'Gara will continue to evaluate all options available to it, including seeking other buyers or other alternatives. See Note 14 to the Notes to Unaudited Consolidated Financial Statements.


Other. In October 2000, Kroll-O'Gara's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll-O'Gara has assigned to the purchasers substantially all of Kroll-O'Gara's voting rights. As a result of this transaction, as of June 30 , 2001, Kroll-O'Gara's ownership of Securify approximated 27 percent.
The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll-O'Gara does not have any carrying value for its investment as of June 30, 2001. Securify has realized continuing losses since October 2000. Since Kroll-O'Gara has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

      On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group ("VDCG"), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll-O'Gara sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

General

      Kroll-O'Gara is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of security needs. Through October 17, 2000, Kroll-O'Gara reported its revenue from continuing operations through three groups. The Investigations and Intelligence Group offers business intelligence, investigation services and risk mitigation consulting services. The Security Products and Services Group markets ballistic and blast protected vehicles and security services. The Information Security Group offered information and computer security services. As a result of the October 2000 sale of Securify stock, the Information Security Group ceased to be part of Kroll-O'Gara's consolidated results. On April 16, 2001, Kroll-O'Gara's Board of Directors approved a formal plan to discontinue operations of a fourth group, the Voice and Data Communications Group ("VDCG"). On June 27, 2001 Kroll-O'Gara sold VDCG to an unrelated third party. Accordingly, these operations have been reclassified and reported as discontinued operations.


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

      Revenue recognition. Revenue from Investigations and Intelligence services is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Kroll-O'Gara records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

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

Restructuring of Operations

      In the third quarter of 2000, Kroll-O'Gara's Security Products and Services Group implemented and completed a plan, the 2000 Plan to reduce costs and improve operating efficiencies with a total non-recurring pre-tax restructuring charge of approximately $0.7 million. The principal element of the 2000 Plan was the elimination of approximately 25 employees. The only component of the restructuring charge was severance related to the termination of employees. In the second quarter of 2001, Kroll O-Gara's Investigations and Intelligence Group implemented and completed a plan , the 2001 Plan, to reduce cost and improve operating efficiencies with a total nonrecurring pretax restructuring charge of approximately $2.6 million. The principal elements of the 2001 Plan was the elimination of 95 employees and the closure of four offices. See Note 3 to the Notes to Unaudited Consolidated Financial Statements.



Results of Operations

    The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:


                               For the Three Months   For the Six Months
                                  Ended June 30,        Ended June 30,
                               --------------------   -----------------
                                  2000      2001       2000       2001
                                  ----      ----       ----       ----

Security Products and Services
    Military                      9.4%      15.3%       9.9%      13.5%
    Commercial                   23.3%      26.9%      25.5%      26.4%
Investigations and
  Intelligence                   66.0%      57.8%      63.4%      60.1%
Information Security              1.3%       0.0%       1.2%       0.0%
                               ------      -----      -----     ------
              Total net sales   100.0%     100.0%     100.0%     100.0%
Cost of sales                    63.7       68.6       63.1       67.0
                               ------      -----      -----     ------
        Gross profit             36.3       31.4       36.9       33.0

Operating expenses:
    Selling and marketing         9.2        7.6        8.8        7.8
    General and administrative   27.0       23.4       26.1       23.3
    Failed merger expenses        0.9        0.0        1.3        0.0

    Merger expenses               0.5        0.0        0.3        0.0
    Failed separation costs       0.9        0.3        0.4        0.2
    Restructuring Expenses        0.0        3.2        0.0        1.6
                               ------      -----      -----     ------
        Operating income
         (loss)                  (2.2)      (3.1)      (0.1)       0.1
Other income (expense):
    Interest expense             (1.9)      (2.3)      (1.8)      (2.2)
    Other, net                    0.0       (0.1)       0.0        0.0
                               ------      -----      -----     ------
Loss from continuing
  operations before provision
  for income taxes               (4.1)      (5.5)      (1.8)      (2.2)
    Provision for income taxes    1.5        1.5        0.9        1.0
                               ------      -----      -----     ------
Loss from continuing
  operations                     (5.6)      (7.0)      (2.7)      (3.2)
Loss from operations of
  discontinued Voice and Data
  Communications Group, net      (0.2)       0.0       (0.3)      (0.1)
                                ------      -----      -----     ------

Net loss                         (5.8)%     (7.0)%     (3.0)%    (3.2%)
                                ======     ======     ======    =======

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Net sales. Net sales for the three months ended June 30, 2001 increased $7.3 million, or 10%, from $74.2 million in 2000 to $81.5 million in 2001.

      Security Products and Services Group. Net sales for the Security Products and Services Group for the three months ended June 30, 2001 increased $10.1 million, or 42%, from $24.3 million in 2000 to $34.4 million in 2001. The increase partially results from an increase in net sales of commercial products and services of $4.7 million, or 27%, from $17.3 million in 2000 to $22.0 million in 2001. In the second quarter of 2001, production and net sales for commercial armoring increased due to increased levels of armoring of cash in-transit vehicles in Europe. In late 2000, new laws were passed in France which standardized the levels of armoring related to cash in-transit vehicles. Because of these laws, higher levels of armoring which are resistant to higher caliber ammunition were required. Due to the increased demand for higher levels of armoring, higher sales were recorded.

      Also included in net sales for the Security Products and Services Group are sales of military products and services, which increased $5.5 million, or 78% from $7.0 million in 2000 to $12.5 million in 2001. In 2001, Kroll-O'Gara's military product sales were based on a new contract for 360 armored High Mobility Multi-Purpose Wheeled Vehicles("HMMWVs") which provides for an aggressive delivery schedule. In 2000, Kroll-O'Gara's military product sales were based on a contract for 245 Up-Armored HMMWV's, which did not provide for an aggressive delivery schedule.

      Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group decreased $1.9 million, or 4%, from $49.0 million in 2000 to $47.1 million in 2001. This decrease is primarily the result of decreased demand for the Corporate Security Practice's services in Latin America, where poor economic conditions exist. There was also decreased demand for the Business Investigations and Intelligence Practice's services in Asia and a decrease in our domestic Corporate Service Practice's surveillance services, primarily due to increased competition. These decreases have been partially offset by increased net sales from our Financial Service Practice in Canada and the United Kingdom.


      Cost of sales. Cost of sales for the three months ended June 30, 2001 increased $8.6 million, or 18%, from $47.3 million in 2000 to $55.9 million in 2001. Gross margin was 31.4%, as compared with 36.3% for the same period in 2000.

      Gross margin for the Security Products and Services Group decreased approximately 5.5 percentage points from 23% in 2000 to 17.5% in 2001. This decrease is a result of a change in sales mix from higher margin commercial armored vehicles to lower margin cash in-transit vehicles. In addition, commercial armoring margins were impacted by competitive pricing pressures and pricing concessions necessitated by poor foreign economic conditions in certain foreign locations.

      Gross margin decreased approximately 1.8 percentage points from 43.3% in 2000 to 41.5% in 2001 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

      Operating expenses. Operating expenses for the three months ended June 30, 2001 decreased $0.5 million, or 2%, from $28.6 million in 2000 to $28.1 million in 2001. Included in this decrease are non-recurring expenses which increased $1.1 million, from $1.7 million in 2000 to $2.8 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of the Kroll-O'Gara Company into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of costs associated with the 2001 restructuring plan and the failed separation of the Company.

      Excluding non-recurring expenses, operating expenses decreased $1.6 million, or 6%, from $26.9 million in 2000 to $25.3 million in 2001. This decrease primarily relates to the exclusion in 2001 of all operating expenses associated with the Information Security Group. For the three months ended June 30, 2000, the Information Security Group had $2.4 million of operating expenses. The decrease was partially offset by increased bad debt expenses in the Security Product and Services Group of $0.8 million.

      As a percent of net sales, operating expenses, before non-recurring expenses, decreased from 36% in 2000 to 31% in 2001. As mentioned previously, the decrease in operating expenses as a percentage of net sales is primarily a result of the exclusion of the Information Security Group's operating expenses.

      Interest expense. Interest expense for the three months ended June 30, 2001 increased $0.5 million, or 36%, from $1.4 million in 2000 to $1.9 million in 2001. This increase was the result of the .5% monthly interest factor (which was negotiated with the lender to receive advanced waiver to release pledged collateral for the sale of the Security Products and Services Group to Armor) charged to the outstanding debt under the renegotiated credit agreement effective April 20, 2001. This increase was also due to increased borrowings on Kroll-O'Gara's revolving credit facility.

      Provision for income taxes. The provision for income taxes for the three months ended June 30, 2001 was $1.2 million compared to $1.1 million in 2000. Despite a pre-tax loss in the second quarter of 2001, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain foreign jurisdictions realized losses in the second quarter of 2001 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

           Net sales. Net sales for the six months ended June 30, 2001 increased $6.3 million, or 4%, from $154.5 million in 2000 to $160.8 million in 2001.

      Security Products and Services Group. Net sales for the Security Products and Services Group for the six months ended June 30, 2001 increased $9.5 million, or 17%, from $54.7 million in 2000 to $64.2 million in 2001. The increase results from an increase in net sales of military products and services of $6.4 million, or 42%, from $15.3 million in 2000 to $21.7 million in 2001. In 2001, Kroll-O'Gara's military product sales were based on a new contract for 360 armored High Mobility Multi-Purpose Wheeled Vehicles (`HMMWVs") which provides for an aggressive delivery schedule. In 2000, Kroll-O'Gara's military product sales were based on a contract for 245 Up-Armored HMMWVs, which did not provide for an aggressive delivery

      Also included in net sales for the Security Products and Services Group are sales of commercial armoring products and services, which increased $3.1 million, or 8%, from $39.4 million in 2000 to $42.5 million in 2001. In late 2000, new laws were passed in France which standardized the levels of armoring related to cash in-transit vehicles. Because of these laws, higher levels of armoring which are resistant to higher caliber ammunition were required. Due to the increased demand for higher levels of armoring, higher sales were recorded.


      Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group decreased $1.4 million, or 1%, from $98.0 million in 2000 to $96.6 million in 2001. This decrease is primarily the result of decreased demand for the Corporate Security Practice's services in Latin America, where poor economic conditions exist. There was also decreased demand for the Business Investigations and Intelligence Practice's services in Asia and a decrease in our domestic Corporate Service Practice's surveillance services, primarily due to increased competition. These decreases have been partially offset by increased net sales from our Financial Service Practice in Canada and the United Kingdom.


      Cost of sales. Cost of sales for the six months ended June 30, 2001 increased $10.2 million, or 10%, from $97.5 million in 2000 to $107.7 million in 2001. Gross margin for the six months ended June 30, 2001 was 33.0%, as compared with 36.9% for the same period in 2000.

      Gross margin for the Security Products and Services Group decreased approximately 6.0 percentage points from 26.0% in 2000 to 20.0% in 2001. This decrease is a result of a change in sales mix from higher margin commercial armored vehicles to lower margin cash in-transit vehicles. In addition, commercial armoring margins were impacted by competitive pricing pressures and pricing concessions necessitated by poor foreign economic conditions in certain foreign locations.

      Gross margin decreased approximately 2.2 percentage points from 43.9% in 2000 to 41.7% in 2001 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits.

      Operating expenses. Operating expenses for the six months ended June 30, 2001 decreased $4.0 million, or 7%, from $57.0 million in 2000 to $53.0 million in 2001. Included in this decrease are non-recurring expenses which decreased $0.1 million, from $3.1 million in 2000 to $3.0 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of the Kroll-O'Gara Company into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of costs associated with the 2001 restructuring plan and the failed separation of the Company.

      Excluding non-recurring expenses, operating expenses decreased $3.9 million, or 7%, from $53.9 million in 2000 to $50.0 million in 2001. This decrease primarily relates to the exclusion in 2001 of all operating expenses associated with the Information Security Group. For the six months ended June 30, 2000, the Information Security Group had $4.5 million of operating expenses. The decrease was partially offset by increased bad debt expenses in the Security Product and Services Group of $0.6 million.

      As a percent of net sales, operating expenses, before non-recurring expenses, decreased from 35% in 2000 to 31% in 2001. As mentioned previously, the decrease in operating expenses as a percentage of net sales is primarily a result of the exclusion of the Information Security Group's operating expenses.

      Interest expense. Interest expense for the six months ended June 30, 2001 increased $0.8 million, or 29%, from $2.8 million in 2000 to $3.6 million in 2001 . This increase was the result of the .5% monthly interest factor (which was negotiated with the lender to receive advanced waiver to release pledged collateral for the sale of the Security Products and Services Group to Armor) charged to the outstanding debt under the renegotiated credit agreement effective April 20, 2001. This increase was also due to increased borrowings on Kroll-O'Gara's revolving credit facility.

      Provision for income taxes. The provision for income taxes for the six months ended June 30, 2001 was $1.6 million compared to $1.4 million in 2000. Despite a pre-tax loss in the first six months of 2001, Kroll-O'Gara recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain foreign jurisdictions realized losses during the first six months of 2001 from which Kroll-O'Gara was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.


Liquidity and Capital Resources

      General. Kroll-O'Gara historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.


      Credit facilities and senior notes. On March 30, 2001, Kroll-O'Gara entered into an amended and restated loan agreement, which expires on May 31, 2002 if not terminated earlier as described below, to provide for a revolving credit facility that initially amounts to $40.0 million. The agreement also provides for a letter of credit facility of approximately $1.4 million supporting Kroll-O'Gara's Economic Development Revenue Bonds and up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The agreement is secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The revolving credit facility requires quarterly reductions of approximately $1.1 million on each of June 30 and September 30, 2001 and approximately $1.7 million on each of December 31, 2001 and March 31, 2002 in the amount that may be borrowed under the facility and, if necessary, corresponding principal repayments to the adjusted levels. In addition, the net proceeds from any lender-approved sale of assets in excess of $1.0 million per transaction or $2.0 million per fiscal year must be paid proportionately to the revolving credit facility lender and to the holders of Kroll-O'Gara's outstanding $35.0 million principal amount of senior notes (discussed below), with a corresponding reduction in the total permitted borrowings under the revolving credit facility. This includes the net proceeds from the sale to Armor and any proceeds from sales of Kroll-O'Gara's stock ownership in Securify or other assets in excess of the threshold amounts. Borrowings under Kroll-O'Gara's line of credit were approximately $36.5 million and $36.1 million at December 31, 2000 and June 30, 2001, respectively.

      In connection with the amended credit facility, Kroll-O'Gara entered into amended and restated agreements with the holders of its senior notes. These agreements also are secured by substantially all assets of Kroll-O'Gara and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and are jointly and severally guaranteed by essentially all the subsidiaries. The amended and restated senior note agreements require total principal payments of $864,200 on each of June 30 and September 30, 2001 and of $1,296,300 on each of December 31, 2001 and March 31, 2002. The balance is payable at maturity in May 2003, but maturity will be accelerated to May 31, 2002 if Kroll-O'Gara's revolving credit agreement is not renewed and, as described below, further accelerated upon closing of the transaction with Armor. The June 30, 2001 payment referenced above was made in July, 2001.

      The amended bank loan and senior note agreements contain substantially identical financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA that requires Kroll-O'Gara to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreements also impose limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividend, other than stock dividends. Kroll-O'Gara was not in compliance with these covenants as of June 30, 2001. These events of non-compliance were subsequently waived by the lenders. Had the lender not agreed to waive these events, all amounts outstanding under these credit agreements would have become immediately due.

      The bank loan agreement and senior notes were further amended as of April 20, 2001 in connection with Kroll-O'Gara's agreement to sell the Security Products and Services Group to Armor. The March 30, 2001 agreements required interest on advances under the revolving credit facility and on the senior notes at the greater of 8.56% or the prime rate plus 1.5%. Effective April 20, 2001 the interest rate under all of the agreements was changed to the greater of (a) 8.56% or (b) prime plus 1.5%, plus 0.5% (monthly interest factor which was negotiated with the lenders to receive advanced waiver to release pledged collateral for the sale of the Security Products and Services Group to Armor) times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law).

      Kroll-O'Gara's agreement with Armor provides that it will receive approximately $53.0 million at closing, $15.0 million of which is expected to be paid in Armor stock. At closing, Kroll-O'Gara expects to pay approximately $3.0 million for transaction costs and certain other payables. Additionally at closing, $35 million must be paid to the revolving credit facility lender and to the senior note holders, 56.79% and 43.21% of the sum, respectively. During the 60 days following closing of the transaction with Armor, any proceeds from the sale of the Armor stock also must be paid immediately to the revolving credit facility lender and senior note holders in the same percentages. All remaining outstanding amounts under the revolving credit facility and the senior notes are due 60 days after closing.

      Kroll-O'Gara has received a commitment from a lender to provide financing of up to approximately $45.0 million subsequent to the sale of the Security Products and Services Group to Armor. After payment of the net proceeds from the sale of the Security Products and Services Group to the revolving credit facility lender and the senior note holders, Kroll-O'Gara expects approximately $22 million will remain outstanding to these parties which must be repaid no later than 60 days after closing. The interest rate for this committed credit facility is comparable to the rate under the March 30, 2001 amendment to its existing credit facilities. Therefore, the anticipated financing under discussion should be adequate to meet the ongoing needs of Kroll-O'Gara. If the sale of the Security Products and Services Group to Armor is not consummated, Kroll-O'Gara believes it can continue to remain in compliance with all the terms and conditions of the bank loan agreement and senior note agreements for the remainder of their terms. However, based on the increasing interest rates included in the amended bank loan agreement and senior note agreements, Kroll-O'Gara expects it would endeavor to obtain new financing.

      Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll-O'Gara acquired a demand note with maximum borrowings of (pound)2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.0%. Maximum borrowings permitted pursuant to this demand note are $4.0 million. Borrowings outstanding pursuant to this demand note were approximately $2.8 million and $3.1 million, respectively, as translated at December 31, 2000 and June 30, 2001.

      Cash flows from operating activities. In the first six months of 2001, cash provided by operating activities was $4.0 million. In the first six months of 2000, cash used in operating activities was $8.3 million. In 2000, cash was used primarily to fund working capital investments. In 2001, the improved cash flow primarily resulted from more timely collection of accounts receivable and conversion of inventory.

      Cash flows from investing activities. In the six months ended June 30, 2001, Kroll-O'Gara incurred $2.3 million of capital expenditures primarily for upgrades of general information systems as well as additional leasehold improvements. In the six months ended June 30, 2000, Kroll-O'Gara incurred capital expenditures of $4.8 million primarily related to upgrades of general information systems and leasehold improvements. Additions to databases totaled $2.3 million and $2.0 million for the six months ended June 30, 2000 and 2001, respectively.

      Cash flows from financing activities. In the first six months of 2001, cash used by financing activities was $1.4 million and was the result of repayments of long-term debt, primarily related to capital leases. Cash provided by financing activities for the first six months of 2000 was $5.0 million and was primarily the result of drawings under the revolving credit facility.

      Cash flows from discontinued operations. In the first six months of 2000, cash provided by discontinued operations amounted to $3.7 million, compared to $.1 million used in operations for the same period in 2001.


      Foreign operations. Kroll-O'Gara attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses; maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge Kroll-O'Gara's risk from translation gains and losses. Kroll-O'Gara utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At June 30, 2001, four such contracts, maturing between December 2001 and December 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll-O'Gara's exposure to deterioration in the amount outstanding due to changes in currency translation rates. As of June 30, 2001, the foreign hedge contracts had a notional amount of $3.2 million, which approximated its estimated fair value. Gains or losses on existing forward instruments are offset against the translation effects reflected in the accumulated other comprehensive income (loss) component of shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll-O'Gara does not hold or issue derivative financial instruments for trading purposes.

      Quarterly fluctuations. Kroll-O'Gara's operations may fluctuate on a quarterly basis as a result of the timing of contract costs and revenues of its Security Products and Services Group, particularly from its military and governmental contracts which are generally awarded in a periodic and/or sporadic basis. Kroll-O'Gara generally does not have long-term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Due to the recent issuance of the standard, the Company is still assessing the potential impact to its consolidated financial statements.


      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. For example, the Company had amortization expense related to goodwill and other intangible assets of approximately $2.2 million for the six months ended June 30, 2001. Due to the recent issuance of the standard, the Company is still assessing the potential impact to its consolidated financial statements.


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

cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; various political and economic risks of conducting business outside the United States, including foreign economic conditions and currency rate fluctuations; changes in laws and regulations; adjustments associated with percentage-of-completion accounting; inability of subcontractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher-than-anticipated costs of financing the business; loss of senior personnel; and changes in the general level of business activity, and a failure to complete the sale of the Security Products and Services Group.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          None

      (b)  Reports on Form 8-K

      During the quarter ended June 30, 2001, Kroll-O'Gara filed the following current report on Form 8-K.

      Date of Report: April 23, 2001 (filed April 25, 2001); Item 5.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August, 2001.


                            THE KROLL-O'GARA COMPANY



                            By /s/ Nazzareno E. Paciotti
                              ----------------------------
                              Nazzareno E. Paciotti
                              Chief Financial Officer