Form 10-Q
period 2001-09-30
KROLL O GARA CO
filed 2001-11-15
CIK 1020476

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

                For the Quarterly Period Ended September 30, 2001

                        Commission File Number: 000-21629

                                   KROLL INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                              31-1470817
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

                                900 Third Avenue
                               New York, NY 10022
                                 (212) 593-1000
          (Address, including Zip code, and Telephone Number, including
                   Area Code of Principal Executive Offices)

                            The Kroll-O'Gara Company
                               9113 LeSaint Drive
                              Fairfield, Ohio 45014
       ------------------------------------------------------------------
         (Former name and former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

 APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.


                                   22,517,476
                               -------------------
           (Shares of common stock outstanding as of October 31, 2001)

                                   KROLL INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2001

                                                                            Page
                                                                           ----

PART I - FINANCIAL INFORMATION

        Item 1:   Financial Statements

                  Consolidated Balance Sheets (unaudited) as of
                  December 31, 2000 and September 30, 2001.....................1

                  Consolidated Statements of Operations (unaudited)
                  for the three and nine months ended
                  September 30, 2000 and 2001..................................3

                  Consolidated Statements of Cash Flows (unaudited) for
                  the nine months ended September 30, 2000 and 2001............4

                  Notes to Consolidated Unaudited Financial Statements.........5

        Item 2:   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

        Item 3:   Quantitative and Qualitative Disclosure About
                  Market Risk.................................................25


PART II - OTHER INFORMATION

        Item 1:   Legal Proceedings...........................................26

        Item 6:   Exhibits and Reports on Form 8-K............................26

        Signatures............................................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 As of December 31, 2000 and September 30, 2001
                             (Dollars In Thousands)

                                                                          December 31,  September 30,
                                                                             2000           2001
                                                                             ----           ----

ASSETS
Current Assets:
    Cash and cash equivalents                                              $   6,277    $   4,711
    Trade accounts receivable, net of allowance for doubtful accounts of
      $4,236 and $6,290 at December 31, 2000 and September 30, 2001,
      respectively                                                            42,566       36,670
    Related party receivables                                                  2,064        2,556
    Unbilled revenues                                                         19,995       21,842
    Prepaid expenses and other                                                 6,107        3,579
    Net current assets of discontinued operations of Voice and Data
      Communications Group (Note 6A)                                           1,879         --
    Net current assets of discontinued operations of Security Products
      and Services Group (Note 6B)                                            23,306         --
                                                                           ---------    ---------
                    Total current assets                                     102,194       69,358
                                                                           ---------    ---------

Property, Plant and Equipment, at cost
         Land                                                                    194          194
         Buildings and improvements                                            1,997        2,013
         Leasehold improvements                                                7,303        7,468
         Furniture and fixtures                                                5,187        5,295
         Machinery and equipment                                              25,968       27,541
         Construction - in - progress                                          1,326          458
                                                                           ---------    ---------
                                                                              41,975       42,969

         Less:  accumulated depreciation                                     (21,704)     (25,866)
                                                                           ---------    ---------

                                                                              20,271       17,103
                                                                           ---------    ---------
Databases, net of accumulated amortization of $29,759 and $32,648 at
December 31, 2000 and September 30, 2001, respectively                        10,204       10,531

Costs in Excess of Assets Acquired and Other Intangible Assets, net of
accumulated amortization of $8,282 and $10,644 at December 31, 2000 and
September 30, 2001, respectively                                              61,033       58,065

Other assets                                                                   2,909        3,658

Net non-current assets of discontinued operations of Security Products
and Services Group (Note 6B)                                                  30,794         --
                                                                           ---------    ---------
                                                                             104,940       72,254
                                                                           ---------    ---------
Total Assets                                                               $ 227,405    $ 158,715
                                                                           =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 As of December 31, 2000 and September 30, 2001
                             (Dollars In Thousands)

                                                                         December 31,  September 30,
                                                                            2000           2001
                                                                         -----------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank lines of credit (Note 10)                                          $  39,280    $  10,053
  Current portion of long-term debt (Note 10)                                 3,360       13,247
  Trade accounts payable                                                     12,624       11,275
  Related party payables                                                        239         --
  Accrued liabilities                                                        12,852       14,576
  Income taxes currently payable                                              1,526        1,796
  Deferred income taxes                                                       2,554        1,686
  Deferred revenues                                                           4,045        5,074
  Net current liabilities of discontinued operations,
    Russian business (Note 6B)                                                   --          503
                                                                          ---------    ---------
         Total current liabilities                                           76,480       58,210
                                                                          ---------    ---------

Other long-term liabilities                                                   1,489        1,345
Deferred income taxes, long-term                                                305          515
Long-term debt, net of current portion (Note 10)                             32,710          282
                                                                          ---------    ---------
              Total Liabilities                                             110,984       60,352
                                                                          ---------    ---------

Shareholders' Equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
    none issued                                                                  --           --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    22,414,697 and 22,485,416 shares issued and outstanding
    at December 31, 2000 and September 30, 2001, respectively                   224          225
  Additional paid-in capital                                                169,467      169,993
  Retained deficit                                                          (46,584)     (67,518)
  Deferred compensation                                                      (  337)    (     77)
  Accumulated other comprehensive loss                                       (6,349)    (  4,260)
                                                                          ---------    ---------
           Total shareholders' equity                                       116,421       98,363
                                                                          ---------    ---------
                                                                          $ 227,405    $ 158,715
                                                                          =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.


                                   KROLL INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                (Dollars In Thousands, Except Per Share Amounts)

                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                          2000           2001             2000           2001
                                                    -------------------------------   -------------------------------


  Net Sales                                            $    56,303   $     49,356    $     158,738   $    148,715
  Cost of Sales                                             33,887         32,076           92,586         90,281
                                                       -----------   ------------    -------------  -------------
         Gross profit                                       22,416         17,280           66,152         58,434

  Operating Expenses:
      Selling and marketing expenses                         6,175          4,624           17,088         13,906
      General and administrative expenses                   16,327         14,908           48,667         45,204
      Failed merger expenses (Note 2)                          519              -            2,519              -
      Merger expenses                                           24              -              462              -
      Failed separation expenses (Note 2)                    2,572            214            3,248            607
      Restructuring expenses (Note 3)                            -            237                -          2,834
      Impairment of assets (Note 4)                              -            807                -            807
      Failed financing costs (Note 10)                           -            880                -            880
      Loss on sale of business unit (Note 8)                     -            545                -            545
                                                       -----------   ------------    -------------  -------------
         Operating loss                                   (  3,201)      (  4,935)        (  5,832)      (  6,349)
                                                       -----------   ------------    -------------  -------------

  Other Income (Expense):
      Interest expense                                    (  1,173)      (  1,212)        (  2,924)      (  3,566)
      Other, net                                          (    238)          (293)        (    115)      (     42)
                                                       -----------   ------------    -------------  -------------
         Loss from continuing operations before
           provision for taxes                            (  4,612)      (  6,440)        (  8,871)      (  9,957)
      (Benefit) provision for income taxes                (    512)           817              660          2,051
                                                       -----------   ------------    -------------  -------------
         Loss from continuing operations                  (  4,100)      (  7,257)        (  9,531)       (12,008)
      Discontinued operations net of taxes (Note 6):
         Loss from discontinued operations of Voice
          and Data Communications Group, net              (    121)             -         (    571)      (    104)
         Loss from discontinued operations of
          Security Products and Services Group, net       (  2,967)      (  1,756)        (  1,747)      (  2,108)
         Loss on sale of discontinued Voice and Data
          Communications Group, net                              -       (  1,831)               -       (  1,831)
         Loss on sale of discontinued Security
          Products and Services Group, net                       -       (  4,539)               -       (  4,539)
                                                       -----------   ------------    -------------  -------------
         Net loss before extraordinary item               (  7,188)       (15,383)         (11,849)       (20,590)
      Extraordinary item, net of tax benefit of $193
        (Note 10)                                                -      (     344)               -       (    344)
                                                       -----------   ------------    -------------  -------------
         Net loss                                      $  (  7,188)  $    (15,727)   $     (11,849) $     (20,934)
                                                       -----------   ------------    -------------  -------------
  Other comprehensive gain (loss):
      Foreign currency translation adjustment, net
        of tax benefit of $3,634 and $1,258,
        respectively                                                                      (  5,451)      (  2,051)
      Gain in accumulated other comprehensive loss
        from the sale of Security Products and
        Services Group, net of tax of $2,538                                                     -          4,140
                                                                                     -------------   ------------
         Other comprehensive gain (loss)                                                  (  5,451)         2,089
                                                                                     -------------   ------------
         Comprehensive loss                                                          $     (17,300)  $    (18,845)
                                                                                     =============   ============
BASIC LOSS PER SHARE
    Loss per share before extraordinary item          $     (0.32)   $     (0.68)    $       (0.53)  $      (0.91)
                                                      ===========    ===========     =============   ============
    Extraordinary item                                       -       $     (0.02)                -   $      (0.02)
                                                      ===========    ===========     =============   ============
    Loss per share                                    $     (0.32)   $     (0.70)    $       (0.53)  $      (0.93)
                                                      ===========    ===========     =============   ============
         Weighted average shares outstanding           22,310,703     22,445,661        22,281,687     22,426,569
                                                      ===========    ===========     =============   ============
DILUTED LOSS PER SHARE

    Loss per share before extraordinary item          $     (0.32)   $     (0.68)    $       (0.53)  $      (0.91)
                                                      ===========    ===========     =============   ============
    Extraordinary item                                       -       $     (0.02)                -   $      (0.02)
                                                      ===========    ===========     =============   ============
    Loss per share                                    $     (0.32)   $     (0.70)    $       (0.53)  $      (0.93)
                                                      ===========    ===========     =============   ============
         Weighted average shares outstanding           22,310,703     22,445,661        22,281,687     22,426,569
                                                      ===========    ===========     =============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.


                                   KROLL INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 12)
                                   (Unaudited)

              For the Nine Months Ended September 30, 2000 and 2001
                             (Dollars In Thousands)

                                                                               September      September
                                                                               30, 2000       30, 2001
                                                                               --------       --------

Cash Flows From Operating Activities:
    Net loss                                                                 $  (11,849)     $  (20,934)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities-
        Loss on sale of discontinued operations                                       -           6,370
        Depreciation and amortization                                             9,337          10,175
        Bad debt expense                                                          2,918           4,298
        Loss on sale of business unit                                                 -             545
        Non-cash compensation expense                                               436             259
    Change in assets and liabilities, net of effects of acquisitions and dispositions-
        Receivables - trade and unbilled                                        (16,244)       (  1,134)
        Prepaid expenses and other assets                                         2,391             177
        Accounts payable and income taxes currently payable                       3,808        (  1,013)
        Amounts due to/from related parties                                         700        (    377)
        Deferred income taxes                                                  (      4)       (    657)
        Deferred revenues                                                      (  2,539)          1,029
        Accrued liabilities                                                    (    474)          1,287
        Long-term liabilities                                                  (    313)          1,051
                                                                             ----------       ---------
               Net cash (used in) provided by operating activities             ( 11,833)          1,076
                                                                             ----------       ---------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                                 (  5,991)       (  2,160)
    Additions to intangible assets                                                    -        (    181)
    Additions to databases                                                     (  3,621)       (  3,304)
        Acquisitions, net of cash acquired                                     (    470)              -
                                                                             ----------       ---------
               Net cash used in investing activities                            (10,082)       (  5,645)
                                                                             ----------       ---------
Cash Flows From Financing Activities:
    Net borrowings under bank lines of credit                                     7,385         (29,228)
    Payments of long-term debt                                                 (  1,919)        (22,351)
    Proceeds from notes payable-shareholder                                         698               -
    Proceeds from exercise of stock options and warrants                             65             527
    Foreign currency translation and other                                     (  9,178)       (    813)
                                                                             ----------       ---------
               Net cash used in financing activities                           (  2,949)        (51,865)
                                                                             ----------       ---------
Net Decrease In Cash and Cash Equivalents                                      ( 24,864)        (56,434)

Effects of foreign currency exchange rates on cash                             (    123)       (     99)

Net cash provided by discontinued operations                                     19,782          54,967

Cash and Cash Equivalents, beginning of period                                    9,793           6,277
                                                                             ----------      ----------
Cash and Cash Equivalents, end of period                                     $    4,588      $    4,711
                                                                             ==========      ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   KROLL INC.

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                 As of December 31, 2000 and September 30, 2001


(1) General

        On August 16, 2001 the shareholders of the Company voted to change the Company's name to Kroll Inc. The Company amended its amended and restated articles of incorporation to change its name to Kroll Inc. on August 24, 2001. Kroll Inc., an Ohio corporation, formerly known as The Kroll-O'Gara Company (hereinafter referred to as "KROG"), together with its subsidiaries (hereinafter referred to as "Kroll"), is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of risk mitigation needs. Kroll's Investigations and Intelligence Group offers business intelligence and investigation and risk mitigation consulting services. See Note 7 for a discussion of the preferred stock sale completed during fiscal 2000 by KROG's Information Security Group subsidiary. See Note 6 for a discussion of the discontinuance and sale of the Voice and Data Communications Group ("VDCG") and the Security Products and Services Group ("SPSG").

        The consolidated financial statements include the historical consolidated financial statements of Kroll (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities which were merged with Kroll in business combinations that are accounted for as pooling of interests. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's (formerly the Kroll-O'Gara Company's) annual report on Form 10-K for the year ended December 31, 2000.


(2) Corporate Initiatives

        Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Acquisitions are discussed in Note 5.

        On November 15, 1999, Kroll announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. ("Blackstone") pursuant to which shares held by all Kroll shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll announced that Blackstone had withdrawn its offer to acquire Kroll shares. Costs associated with the failed merger were approximately $2.5 million ($0.11 per diluted share) for the nine months ended September 30, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

        On April 18, 2000, Kroll announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security

Group. In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spinoff of net assets into two new public companies. Had the spin-off been completed, Kroll shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $3.2 million ($0.15 per diluted share) for the nine months ended September 30, 2000 and $0.6 million ($0.03 per diluted share) for the nine months ended September 30, 2001, which consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll does not anticipate any additional expenses related to this now terminated separation alternative. In October 2000, Kroll's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties.

        On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group to Armor Holdings, Inc. ("Armor") for up to $56.5 million.

        On August 22, 2001, the Company completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. The purchase price is subject to a post-closing reduction in the event that the tangible net assets of SPSG as of the closing date are less than approximately $35.0 million. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ending December 31, 2001 (see
Note 6B).

        On March 30, 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which agreements were further amended in April 2001. The agreements were amended again on October 22, 2001, which extended the date for the repayment of all outstanding debt to November 16, 2001 (see Note 10). Kroll sold $30.0 million of Senior Secured Convertible Notes. On November 14, 2001, Kroll issued $25.0 million of Senior Secured Subordinated Convertible Notes (and will issue an additional $5.0 million of such notes on November 21, 2001) and used the proceeds to retire the revolving credit facility and the senior notes (see Note
10). The approximately $8.0 million of remaining proceeds from these issuances will be used to fund operations.


(3) Restructuring of Operations

        In the first quarter of 1999, Kroll began implementation of a restructuring plan (the "Plan") to reduce costs and improve operating efficiencies. The Plan was substantially completed by the end of the second quarter of 1999. The total non-recurring pre-tax restructuring charge recorded pursuant to the Plan was approximately $4.4 million. Total payments or writeoffs made pursuant to the Plan through September 30, 2001 were $4.2 million. Kroll does not expect to incur any other significant restructuring charges in future periods related to this Plan.

        In the second quarter of 2001, Kroll's Investigations and Intelligence Group completed a restructuring plan (the "2001 Plan") to reduce costs and improve operating efficiencies and recorded a pre-tax restructuring charge of approximately $2.6 million in the second quarter ended June 30, 2001, of which $2.1 million was included in current liabilities. In the quarter ended September 30, 2001, an additional charge of $0.2 million was recorded because 3 additional employees were severed. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. The principal elements of the restructuring plan were the closing of four Investigations and Intelligence Group offices, reduction of real estate currently under commitment in five locations and the severance of approximately 98 employees. Of the 98 employees, 66 were direct labor and 32 were administrative and professional staff.

        The primary components of the 2001 Plan restructuring charge including accrued balances as of September 30, 2001 are as follows:

                 Description                              Expense    Accrual
                 -----------                             ---------  ---------
                                                         (dollars in thousands)

      Severance and related costs                         $ 1,899    $   901
      Writedown of property, plant and equipment              206          -
      Lease termination costs                                 729        625
                                                          -------    -------
      Total restructuring charges                         $ 2,834    $ 1,526
                                                          =======    =======

        Subsequent to June 30, 2001, the accrued balance has been reduced for payments previously reserved.


(4) Asset Impairment

        In June 2000, Kroll began to develop a contact and relationship management ("CRM") database software program. As of September 30, 2001, the Company capitalized approximately $0.4 million in software and hardware costs along with an additional $0.4 million in consulting and related costs to prepare the database for its intended purpose. Subsequently, the Company has chosen not to implement the CRM software program and has charged impairment of assets for the accumulated costs of approximately $0.8 million. No salvage value is considered to be realizable.


(5) Acquisitions

        On May 16, 2000, Kroll acquired substantially all of the assets and assumed certain liabilities of The Search Is On, Inc. ("TSIO"), a company doing business in Nashville, Tennessee. The purchase price of $0.6 million consisted of $0.4 million in cash and a note payable of $0.2 million to the former owner. Goodwill related to this transaction approximated $0.4 million, which is being amortized over 25 years. The Search Is On specializes in obtaining public civil court information and performing state required filing services.

        On July 11, 2000, Kroll acquired all the capital stock of Decision Resources, Inc. ("DRI"), a corporation doing business in Canada. The purchase price of $0.7 million consisted of $0.3 million in cash and a note payable of $0.4 million to the former owner. Goodwill related to this transaction approximated $0.7 million, which was being amortized over 25 years. DRI specialized in market research and business intelligence services. On September 10, 2001, DRI was sold (see Note 8).


(6) Discontinued Operations

    (A) Voice and Data Communications

        On April 16, 2001, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group which offered secure satellite communication equipment and satellite navigation systems. Kroll has divested itself of the operations of this segment. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of the discontinued Voice and Data Communications Group reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

        The fiscal 2000 estimated loss on disposal of VDCG of $5.0 million includes the estimated future results of operations through the estimated date of the shutdown. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and disposition costs of $0.8 million. An additional loss from operations of $0.1 million was recorded in the first quarter of 2001. The loss on disposal calculation includes $0.2 million of allocated interest expense.

        On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. Previously Kroll valued these notes at $1.8 million because the realization of the full value of these notes is contingent upon certain factors, including the subsequent sale of VDCG by the purchaser. Since this valuation approximated the net assets of VDCG at the date of the sale, no gain or loss was recognized, and the notes were included in other assets on June 30, 2001. In the quarter ended September 30, 2001, Kroll re-evaluated the collectibility of the notes and determined that the ultimate resale of VDCG and collection on the notes was uncertain. As a result, the notes were written down to zero, resulting in an additional $1.8 million loss on the sale of VDCG, which was recorded in the quarter ended September 30, 2001.

        Net sales and results of operations from this discontinued operation are as follows:

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                     2000          2001
                                                   --------      --------
                                                   (dollars in thousands)

       Net sales                                    $13,738       $4,590
       Interest expense allocation                  $   180       $   60
       Loss from discontinued operations, net       $   571       $  104
       Loss from sale of discontinued operations    $     -       $1,831



    (B) Security Products and Services Group

        On April 20, 2001, the Board approved a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group to Armor. The results of operations have been classified as discontinued and all prior periods have been restated accordingly. The results of the discontinued Security Products and Services Group reflect an allocation of corporate interest expense based on SPSG's average net assets. The sale did not include the Crisis Management Group, which Kroll continues to operate. The results from operations and net assets thereof have been included in the Investigations and Intelligence Group business segment for all periods presented (see Note 14). Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below.

        On August 22, 2001 the Company completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in common stock, and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ending December 31, 2001.

         Kroll has received $14.4 million in proceeds from sale of the shares of Armor common stock received at the closing and Armor is obligated to pay Kroll an additional $0.6 million, which is included in prepaid and other assets.

        The purchase price is subject to a dollar for dollar reduction to the extent that tangible net assets are less than $35.0 million as of the closing date, as reflected in an agreed upon closing date balance sheet. As the closing date balance sheet has not been finalized, the $1.5 million in escrow has not currently been included in determining the loss on the sale of SPSG; nor has Kroll recorded this contingent asset in the financial statements as of September 30, 2001. Similarly, Kroll has not included any impact of the potential $2.0 million deferred payment in the financial statements.

        Kroll recorded a loss of approximately $4.5 million on the sale of the discontinued Security Products and Services Group. Additionally, as a result of the sale and disposition of assets, a gain of $4.1 million was recorded in equity for the gain in accumulated comprehensive loss, net of tax. As a result of this gain, the net impact to equity for the disposal of SPSG was a $0.4 million reduction.

        Although Kroll's Russian business was not sold to Armor as part of SPSG, the business was part of the plan to discontinue SPSG and, therefore, has been included in discontinued operations. The net current liability of this subsidiary as of September 30, 2001 was $(0.5) million. Management plans to sell or dispose of this business within 9 months (May 22, 2002). If Kroll does not sell or otherwise terminate the business of this subsidiary by May 22, 2002, Kroll has a $0.1 million liability payable to Armor for each 90-day period of non-compliance subsequent to May 22, 2002.

        Net sales and results of operations from this discontinued operation are as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     2000           2001
                                                     ----           ----
                                                   (dollars in thousands)

      Net sales                                     $78,428        $61,405
      Interest expense allocation                   $ 1,310        $ 1,272
      Loss from discontinued operations, net        $ 1,747        $ 2,108
      Loss from sale of discontinued operations     $     -        $ 4,539


(7) Sale of Stock by the Information Security Group

        In October 2000, Kroll's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll has assigned to the purchasers substantially all of Kroll's voting rights. As a result of this transaction, as of September 30, 2001, Kroll's ownership in Securify approximated 27%. Kroll's investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll does not have any carrying value for its investment in Securify as of September 30, 2001. Securify has realized continuing losses since October 2000. Since Kroll has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.


(8) Sale of Decision Resources, Inc.

        On September 10, 2001, Kroll sold DRI to the former owner. As payment, Kroll was forgiven $0.2 million on the unpaid portion of notes payable to the former owner and received from the purchaser a note of $0.1 million, which is included in prepaid and other assets. The notes payable that were forgiven were the unpaid portion of the original purchase price. Kroll recognized a loss on the sale of its business unit of approximately $0.5 million, which was recorded in the quarter ended September 30, 2001.


(9) Earnings Per Share

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

        Basic and diluted loss per share based on losses from continuing operations were $(0.43) for the nine months ended September 30, 2000. The basic and diluted per share impact of discontinued operations was $(0.10) for the same period.

        For the nine months ended September 30, 2001, basic and diluted loss per share, based on losses from continuing operations, was $(0.54). The basic and diluted per share impact of discontinued operations and of an extraordinary item was $(0.39) for the same period.


(10) Debt

    Revolving Line of Credit

        On March 30, 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounts to $40.0 million. The loan agreement was further amended on April 20, 2001. Additionally, the loan agreement provides for up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The loan agreement is secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guarantee obligations under the agreement. The security pledge and joint and several guarantee also extended to the $35.0 million senior notes. Based on the amendments on March 30, 2001 and April 20, 2001, advances under the revolving credit facility bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At September 30, 2001, the interest rate on the line of credit was 10.0%. Kroll used 56.79% of the proceeds from the sale of SPSG including the subsequent conversion of Armor stock to cash, to pay down this line of credit by approximately $29.5 million in the quarter ended September 30, 2001. Borrowings under Kroll's line of credit were approximately $8.3 million at September 30, 2001.

        The amended agreement required the net proceeds from any lender approved asset sales in excess of $1.0 million per transaction or $2.0 million per fiscal year to be paid proportionately to the lender and the holders of the senior notes, with a corresponding reduction in the total permitted borrowings under the revolving credit facility. A material adverse change in the business of Kroll, including a significant sale of net assets, would result in the acceleration of all amounts due to the lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the loan agreement, Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 6 resulted in an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001.

        This loan agreement includes financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA, that requires Kroll to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The loan agreement also imposes limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement does not permit the declaration or payment of any dividends, other than stock dividends. Kroll was not in compliance with these covenants as of September 30, 2001. Since this facility was retired on November 14, 2001, effectively terminating the agreement, no adverse consequences resulted from any event of non-compliance.

        Anticipating the sale of SPSG, Kroll endeavored to obtain financing of approximately $45.0 million at rates comparable to the original unamended bank loan. Subsequent negotiations did not lead to a financing agreement acceptable to the Company as of September 30, 2001. As a result, pursuit of this alternative was terminated. Kroll's direct expense of $0.9 million, including commitment and due diligence fees and the cost of extending the current amended bank loan, has been written off as failed financing costs in the quarter ended September 30, 2001. As the current amended bank loan was payable 60 days from the August 22, 2001 SPSG sale date, or October 22, 2001, Kroll obtained from the lender an extension on the acceleration clause to November 16, 2001. On November 14, 2001, all amounts outstanding under the amended bank loan were repaid, thus terminating the agreement. At September 30, 2001, the outstanding debt has been classified as current.

    Senior Notes

        Kroll's $35.0 million of senior notes were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). At September 30, 2001, the interest rate on the senior notes was 10.0%. The senior notes also contained financial covenants, which among other restrictions required the maintenance of a minimum level of net worth and a fixed charge coverage ratio. As of September 30, 2001, Kroll was not in compliance with these covenants. The senior notes were cross-collateralized and guaranteed with the Company's revolving credit facility and contained similar acceleration provisions that required the net proceeds from asset sales to be paid proportionately to the revolving credit facility lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the senior notes, Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 6B) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Because of the acceleration clause, the $12.9 million of borrowings under Kroll's senior notes were reported as current liabilities at September 30, 2001. Kroll used 43.21% of the proceeds from the sale of SPSG to repay these notes by approximately $21.2 million during the third quarter of 2001. On November 14, 2001, all outstanding debt under the amended bank loan and senior notes was repaid, effectively terminating the agreements with no adverse consequences resulting from any event of non-compliance.

    Senior Secured Subordinated Convertible Notes

        Kroll obtained new financing of $30.0 million in the form of Senior Secured Subordinated Convertible Notes (the "Convertible Notes"). On November 14, 2001 Kroll issued $25.0 million of Convertible Notes and will issue an additional $5.0 million of Convertible Notes on November 21, 2001. The Convertible Notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The Convertible Notes are subordinate to any Senior Debt financing up to an aggregate of $15.0 million. Kroll may redeem these Convertible Notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the Convertible Notes into Kroll common stock at the conversion price of $10.80. The $30.0 million of Convertible Notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to the customary anti-dilution adjustments.

        The Convertible Notes are secured by a pledge of stock of Kroll's material subsidiaries and by the personal property of Kroll. The note holders have agreed to subordinate the security interest in favor of holders of Senior Debt. In addition Kroll has agreed under certain circumstances to grant additional security interests in the assets of its material subsidiaries and to pledge the stock of additional subsidiaries to secure the Convertible Notes.

        The Convertible Notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt, except up to $15.0 million of Senior Debt from a commercial bank, guaranteeing the obligations of any third party, creating or permitted to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the Convertible Notes). The Convertible Notes are payable upon any change in control of Kroll at the option of the holders.

        Kroll has agreed to file a registration statement with the SEC covering the resale of the Convertible Notes, and the shares of common stock issuable upon conversion of these Convertible Notes, before the end of 2001 and to keep the registration statement effective for at least two years.

        The note holders may designate an observer to the Board of Directors who may serve in this capacity as long as 20% of the Convertible Notes, or shares into which the Convertible Notes were converted, are held by the note holders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the Convertible Notes, in the quarter ending December 31, 2001, Kroll will record a notes discount of approximately $11.4 million based on the difference between the trading price of its stock at the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as additional interest expense over the expected 5-year life of the Convertible Notes. Barring early conversion by the holders or early redemption by Kroll, the average additional interest expense per year will be approximately $2.3 million or 7.6% on $30.0 million principal.

        A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes. The deferred financing costs associated with the former financing in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the quarter ended September 30, 2001.


(11) New Pronouncements

        In 1998, Kroll adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Kroll has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains of marketable securities, in the consolidated statements of shareholders' equity. The accumulated other comprehensive loss balance of $4.3 million at September 30, 2001, consisted entirely of foreign currency translation-related adjustments offset by the gain in comprehensive loss from the sale of the Security Products and Services Group.

        The Emerging Issues Task Force ("EITF") Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," states that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on KROLL's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141"), which addresses financial accounting and reporting for business combinations. SFAS No.141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Due to the recent issuance of the standard, Kroll is still assessing the potential impact to its consolidated financial statements.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. For example, Kroll had amortization expense related to goodwill and other intangible assets of approximately $2.6 million for the nine months ended September 30, 2001. Due to the recent issuance of the standard, Kroll is still assessing the potential impact to its consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.


(12) Supplemental Cash Flow Disclosure


                                                                Nine Months Ended
                                                                   September 30,
                                                                 2000       2001
                                                                 ----       ----
                                                              (dollars in thousands)

Cash paid for taxes of continuing operations, net of refunds   $(1,350)   $ ( 685)
Cash paid for taxes of discontinued operations                     210         63
Cash paid for interest of continuing operations                  3,478      5,379
Cash paid for interest of discontinued operations                   46        141
Non-cash Activity:
  Notes issued in connection with acquired businesses,
    including TSIO and DRI                                         425         --
  Notes forgiven in connection with the sale of DRI (Note 8)        --        190
  Receipts of notes receivable from the sale of businesses
    including VDCG, SPSG, and DRI (Notes 6 & 8)                     --      2,543
  Write-down of discounted notes receivable from the sale of
    VDCG to estimated realizable value (Note 6A)                    --     (1,831)


(13) Derivative Financial Instruments

        On January 1, 2001, Kroll adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of SFAS 133, Kroll recorded a decrease in assets by approximately $0.2 million with an offsetting amount recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. At September 30, 2001, Kroll has entered into four foreign exchange contracts to effectively hedge a specific portion of its exposure to certain foreign currency rate fluctuations on its net investment in one foreign subsidiary. These contracts mature between December 2001 and December 2002. As of September 30, 2001, the foreign hedge contracts had a notional amount of $3.2 million, which approximated its estimated fair value. Unrealized gains of $0.4 million were recorded in the accumulated other comprehensive income (loss) component of shareholders' equity.


(14) Segment Data

        Through October 17, 2000 Kroll operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group. As a result of the preferred stock sale completed by the Information Security Group on October 17, 2000, the Group ceased to be a part of the consolidated results of the Company from that date forward (see Note 7). As a result of the sale of the SPSG to Armor on August 22, 2001, the Group was accounted for as a discontinued operation and all prior periods have been restated accordingly. The Company did not sell and continues to operate the Crisis Management Group, which was formerly part of SPSG, and the results from their operations and assets have been included in the Investigations and Intelligence Group's segment for all periods presented. However, the Russian business, also a part of SPSG that was not sold in the Armor transaction, has been included as discontinued operations with SPSG, as the Company intends either to sell or shut down the business (see note 6B).

        The following summarizes information about Kroll's business segments:


                                      Investigations     Information
                                      and Intelligence    Security
                                          Group            Group      Other     Consolidated
                                          -----            -----      -----     ------------

Three Months Ended September 30, 2000
Net sales to unaffiliated customers      $ 54,373       $  1,930    $       -    $   56,303
                                         ========        ========   =========    =========
Gross profit                             $ 22,468       $ (   52)   $       -    $   22,416
                                         ========        ========   =========    =========
Operating income (loss)                  $  5,841       $ (4,018)   $  (5,024)   $  (3,201)
                                         ========        ========   =========    =========

Three Months Ended September 30, 2001
Net sales to unaffiliated customers      $ 49,356       $      -    $       -    $  49,356
                                         ========        ========   =========    =========
Gross profit                             $ 17,280       $      -    $       -    $  17,280
                                         ========        ========   =========    =========
Operating loss                           $ (1,362)      $      -    $  (3,573)   $  (4,935)
                                         ========        ========   =========    =========

Nine Months Ended September 30, 2000
Net sales to unaffiliated customers      $154,998        $  3,740   $       -    $ 158,738
                                         ========        ========   =========    =========
Gross profit                             $ 66,445        $ (  293)  $       -    $  66,152
                                         ========        ========   =========    =========
Operating income (loss)                  $ 15,320        $( 8,722)  $ (12,430)   $  (5,832)
                                         ========        ========   =========    =========

Nine Months Ended September 30, 2001
Net sales to unaffiliated customers      $148,715        $      -   $       -    $ 148,715
                                         ========        ========   =========    =========
Gross profit                             $ 58,434        $      -   $       -    $  58,434
                                         ========        ========   =========    =========
Operating income (loss)                  $  1,833        $      -   $  (8,182)   $  (6,349)
                                         ========        ========   =========    =========
Identifiable assets at September 30,     $153,070        $      -   $       -    $ 153,070
  2001                                   ========        ========   =========

Corporate assets                                                                 $   5,645
                                                                                 =========
     Total assets at September 30, 2001                                          $ 158,715
                                                                                 =========


        The operating income (loss) of the Investigations and Intelligence Group for the nine months ended September 30, 2001 reflects a pre-tax restructuring charge of approximately $2.6 million taken in the second quarter of 2001 and $0.2 million in the third quarter 2001. The three and nine months ended September 30, 2001 also includes a loss on the sale of a business unit of $0.5 million and an impairment of assets of $0.8 million.

        The three and nine months ended September 30, 2001 for Other, reflects $0.2 million and $0.6 million, respectively of failed separation expenses, and $0.9 million of failed financing costs.


 (15) Subsequent Events

        The Company was unable to reach a satisfactory agreement with a potential lender for financing to replace the revolving credit facility and senior notes, which were outstanding until November 14, 2001. The cost associated with the proposed financing was written off as failed financing costs in the quarter ended September 30, 2001 (see Note 10).

        With the failure to reach an agreement for a new credit facility, Kroll arranged an extension of the original expiration date of October 22, 2001 to November 16, 2001 (see Note 10).

        On November 14, 2001 Kroll entered into an agreement to sell $30.0 million of 6.0% Senior Secured Subordinated Convertible Notes to replace its former revolving credit financing and senior notes, of which $25.0 million were issued on November 14, 2001 and an additional $5.0 million will be issued on November 21, 2001. The former revolving credit facility and senior notes were retired on November 14, 2001, effectively terminating these agreements. As a result of the retirement, the $0.5 million of remaining deferred financing costs associated with the credit facility and senior notes were written off, resulting in an extraordinary loss of $0.3 million, net of tax in the period ended September 30, 2001 (see Note 10).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll's Consolidated Financial Statements and Notes. As a result of the acquisitions made by Kroll in 2000, financial results from period-to-period may lack comparability. Additionally, on August 22, 2001, the Company completed the sale of the Security Products and Services Group to Armor Holdings, Inc. Historical amounts have been reclassified to conform to the current categories.

Recent Developments

Corporate Initiatives. Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements.

        On November 15, 1999, Kroll announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. ("Blackstone") pursuant to which shares held by all Kroll shareholders, other than certain members of management, would be acquired by Blackstone for $18.00 per share in cash. On April 12, 2000, Kroll announced that Blackstone had withdrawn its offer to acquire Kroll shares. Costs associated with the failed merger were approximately $2.5 million for the nine months ended September 30, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

        On April 18, 2000, Kroll announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, the Security Products and Services Group ("SPSG") and the Investigations and Intelligence Group. The structuring transaction would also include seeking an equity investment for its Information Security Group, which was consummated in October, 2000 (see "Other" below in this section). In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spin-off of net assets into two new public companies. Upon completion of the split-up, Kroll shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $3.2 million and $0.6 million for the nine months ended September 30, 2000 and 2001, respectively, and consisted primarily of fees for attorneys, accountants and other related charges. Kroll does not anticipate any additional material expenses related to this now terminated separation alternative.

        On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group, other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian business, to Armor Holdings, Inc. ("Armor") for up to $56.5 million.

        On August 22, 2001, the Company completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. The purchase price is subject to a post-closing reduction in the event that the tangible net assets of SPSG as of the closing date are less than approximately $35.0 million. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ending December 31, 2001 (see
Note 6B).

        On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock to cash. An additional $0.3 million was converted to cash on September 21, 2001. There remains a balance of approximately $0.6 million as of September 30, 2001, which Armor is contractually obligated to pay to Kroll. The proceeds from this sale were used by Kroll to pay down its debt by approximately $50.7 million during the third quarter of 2001.

Other. In October 2000, Kroll's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock, subject to anti-dilution adjustments. Further, Kroll has assigned to the purchasers substantially all of Kroll's voting rights. As a result of this transaction, as of September 30, 2001, Kroll's ownership in Securify approximated 27 percent. Kroll's investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll does not have any carrying value for its investment in Securify as of September 30, 2001. Securify has realized continuing losses since October 2000. Since Kroll has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses. See Note 7.

        On April 16, 2001, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group ("VDCG"), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly (see Note 6).

        Kroll sold $30.0 million of Senior Secured Subordinated Convertible Notes. On November 14, 2001, Kroll issued $25.0 million aggregate principal amount of 6% Senior Secured Subordinated Convertible Notes due 2006 and will issue an additional $5.0 million of these notes on November 20, 2001. The Convertible Notes are convertible into shares of common stock of Kroll at $10.80 per share, subject to anti-dilution provisions (see Note 10).

General

        Kroll is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of risk mitigation needs. Through October 17, 2000, Kroll reported its revenue from continuing operations through three groups. The Investigations and Intelligence Group offers business intelligence, investigations services and risk mitigation consulting services. The Security Products and Services Group marketed ballistic and blast protected vehicles and security services. The Information Security Group offered information and computer security services. As a result of the October 2000 sale of Securify stock, the Information Security Group ceased to be part of Kroll's consolidated results. On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group. On August 22, 2001 these operations were sold to an unrelated third party. Accordingly, these operations have been reclassified and reported as discontinued operations.

Acquisitions. Kroll completed two acquisitions in 2000, which were accounted for as purchases.

        On May 16, 2000, Kroll acquired substantially all of the assets and assumed certain liabilities of The Search Is On, Inc., a corporation doing business in Nashville, Tennessee. The purchase price of $0.6 million was satisfied with cash of $0.4 million and a note payable of $0.2 million to the former owner. The acquisition has been accounted for as a purchase and was effective on May 16, 2000. Goodwill related to this transaction was approximately $0.4 million and is being amortized over 25 years. The Search Is On specializes in obtaining public civil court information and performing state required filing services for its clients. Its revenues are included in Kroll's Investigations and Intelligence Group.

        On July 11, 2000, Kroll acquired all of the capital stock of Decision Resources, Inc., a corporation doing business in Canada. The purchase price of $0.7 million was satisfied with cash of $0.3 million and a note payable of $0.4 million to the former owner. The acquisition has been accounted for as a purchase and was effective on July 1, 2000. Goodwill related to this transaction was approximately $0.7 million and was to have been amortized over 25 years. Decision Resources specializes in market research and business intelligence services. Its revenues were included in Kroll's Investigations and Intelligence Group. On September 10, 2001, this business was sold (see Note 8).

Revenue recognition. Revenue from Investigations and Intelligence services is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

        Kroll recognized Information Security service revenues, which consisted of consulting fees on information security projects, ratably over the period of the agreement as services were performed or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

        In the loss associated with the discontinued Security Products and Services operation, Kroll used the percentage-of-completion method calculated using the cost-to-cost approach to recognize revenue.

Restructuring of Operations

        Kroll's Investigations and Intelligence Group implemented a plan (the "2001 Plan") to reduce cost and improve operating efficiencies and recorded an associated non-recurring pretax restructuring charge of approximately $2.6 million in the second quarter of 2001, and an additional charge of approximately $0.2 million in the third quarter of 2001. The principal element of the 2001 Plan was the elimination of 98 employees and the closing of four offices (see
Note 3).

Results of Operations

        The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:


                                         For the Three Months      For the Nine Months
                                         Ended September 30,       Ended September 30,
                                          2000         2001         2000         2001
                                          ----         ----         ----         ----

Investigations and Intelligence            96.6%      100.0%         97.6%      100.0%
Information Security                        3.4%        0.0%          2.4%        0.0%
                                         ------      ------        ------      ------
          Total net sales                 100.0%      100.0%        100.0%      100.0%
Cost of sales                              60.2        65.0          58.3        60.7
                                         ------      ------        ------      ------
        Gross profit                       39.8        35.0          41.7        39.3
Operating expenses:
    Selling and marketing                  11.0         9.4          10.8         9.4
    General and administrative             29.0        30.2          30.7        30.4
    Impairment of assets                    0.0         1.6           0.0         0.5
    Loss on sale of business unit           0.0         1.1           0.0         0.4
    Failed financing costs                  0.0         1.8           0.0         0.6
    Merger expenses                         0.0         0.0           0.3         0.0
    Failed merger expenses                  0.9         0.0           1.6         0.0
    Failed separation costs                 4.6         0.4           2.0         0.4
    Restructuring Expenses                  0.0         0.5           0.0         1.9
                                         ------      ------        ------      ------
        Operating loss                   (  5.7)      (10.0)       (  3.7)     (  4.3)
Other income (expense):
    Interest expense                     (  2.1)     (  2.5)       (  1.8)     (  2.4)
    Other, net                           (  0.4)     (  0.5)       (  0.1)     (  0.0)
                                         ------      ------        ------      ------
Loss from continuing operations
  before provision for income taxes      (  8.2)      (13.0)       (  5.6)     (  6.7)
    (Benefit) Provision for income
taxes                                    (  0.9)        1.7           0.4         1.4
                                         ------      ------        ------      ------
Loss from continuing operations          (  7.3)      (14.7)       (  6.0)     (  8.1)
    Loss from operations of
      discontinued
      Security Products and
      Services Group                     (  5.3)     (  3.6)       (  1.1)     (  1.4)
    Loss from operations of
      discontinued Voice and
      Data Communications Group, net     (  0.2)        0.0        (  0.4)     (  0.1)
    Loss from sale of discontinued
      Security Products and
      Services Group                        0.0      (  9.2)          0.0      (  3.1)
    Loss from sale of discontinued
      Voice and Data
      Communications Group, net             0.0      (  3.7)          0.0      (  1.2)
                                         ------      ------        ------      ------
Net loss before extraordinary item        (12.8)      (31.2)       (  7.5)      (13.8)
    Extraordinary item                      0.0      (  0.7)          0.0      (  0.3)
                                         ------      ------        ------      ------
Net loss                                  (12.8)%     (31.9)%      (  7.5)%     (14.1)%
                                         ======      ======        ======      ======

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

        Net sales. Net sales for the three months ended September 30, 2001 decreased $6.9 million, or 12%, from $56.3 million in 2000 to $49.4 million in 2001.

        Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group decreased $5.0 million, or 9%, from $54.4 million in 2000 to $49.4 million in 2001. This decrease is primarily the result of decreased demand for the Corporate Security Practice's services in Latin America, where poor economic conditions exist. There was also a decreased demand for the Business Investigations and Intelligence Practice's services in Asia and the United States, where merger and acquisition activity has declined sharply. Additionally, there continues to be a decline in domestic Corporate Service Practice's surveillance services, primarily due to increased competition. These decreases have been partially offset by increased net sales of the Financial Service Practice in the United Kingdom.

        Cost of sales. Cost of sales for the three months ended September 30, 2001 decreased $1.8 million, or 5%, from $33.9 million in 2000 to $32.1 million in 2001. This decrease entirely relates to the exclusion in 2001 of all of the cost of sales associated with the Information Security Group. Gross margin was 35.0% for the three months ended September 30, 2001, as compared with 39.8% for the same period in 2000.

        Gross margin decreased approximately 6.3 percentage points from 41.3% in 2000 to 35.0% in 2001 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased write-offs associated with bad debts and fixed costs associated with increased employee compensation and benefits as well as the change in product mix in sales and a higher percentage of reimbursable expenses in revenue with no associated profit margin.

        Operating expenses. Operating expenses for the three months ended September 30, 2001 decreased $3.4 million, or 13%, from $25.6 million in 2000 to $22.2 million in 2001. Included in this decrease are non-recurring expenses, which decreased $0.4 million, from $3.1 million in 2000 to $2.7 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of the Company into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of costs associated with the failed financing, impairment of assets, loss on sale of a business unit, the 2001 restructuring plan and the failed separation of the Company.

        Excluding non-recurring expenses, operating expenses decreased $3.0 million, or 13%, from $22.5 million in 2000 to $19.5 million in 2001. This decrease primarily relates to the exclusion in 2001 of all operating expenses associated with the Information Security Group. For the three months ended September 30, 2000, the Information Security Group had $4.0 million of operating expenses. The decrease was partially offset by increased ordinary operating expenses in the Investigations and Intelligence Group of $1.0 million.

        As a percent of net sales, operating expenses, before non-recurring expenses, remained consistent at 40% in 2000 and 2001.

        Interest expense. Interest expense for the three months ended September 30, 2001 remained consistent at $1.2 million, before interest allocation to the discontinued SPSG business, as compared to the three months ended September 30, 2000. Interest expense allocated to the discontinued SPSG business for the three months ended September 30, 2000 and 2001 was $0.5 million and $0.2 million, respectively. Including the allocated interest to the discontinued SPSG business, interest expense decreased $0.3 million, or 19% from $1.7 million in 2000 to $1.4 million in 2001.

        Provision for income taxes. The provision for income taxes for the three months ended September 30, 2001 was $0.8 million compared to an income tax benefit of $0.5 million in 2000. Despite a pre-tax loss in the third quarter of 2001, Kroll recorded a provision for income taxes for certain foreign subsidiaries, which generated income in the period. In addition, certain foreign subsidiaries realized losses in the third quarter of 2001 from which Kroll was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

        Net sales. Net sales for the nine months ended September 30, 2001 decreased $10.0 million, or 6%, from $158.7 million in 2000 to $148.7 million in 2001.

        Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group decreased $6.3 million, or 4%, from $155.0 million in 2000 to $148.7 million in 2001. This decrease is primarily the result of decreased demand for the Corporate Security Practice's services in Latin America, where poor economic conditions exist. There was also decreased demand for the Business Investigations and Intelligence Practice's services in Asia and the United States, where merger and acquisition activity has declined sharply. Additionally, there continues to be a decline in domestic Corporate Service Practice's surveillance services, primarily due to increased competition. These decreases have been partially offset by increased net sales of the Financial Service Practice in the United Kingdom.

        Cost of sales. Cost of sales for the nine months ended September 30, 2001 decreased $2.3 million, or 2%, from $92.6 million in 2000 to $90.3 million in 2001. This decrease entirely relates to the exclusion in 2001 of all of the cost of sales associated with the Information Security Group of $ 4.0 million, offset by a corresponding increase in cost of sales for the Investigations and Intelligence Group. Gross margin for the nine months ended September 30, 2001, was 39.3%, as compared with 41.7% for the same period in 2000.

        Gross margin decreased approximately 3.6 percentage points from 42.9% in 2000 to 39.3% in 2001 for the Investigations and Intelligence Group. The decrease in gross margin was due to increased write-offs associated with bad debts and fixed costs associated with increased employee compensation and benefits as well as the change in product mix in sales and a higher percentage of reimbursable expenses in revenue with no associated profit margin.

        Operating expenses. Operating expenses for the nine months ended September 30, 2001 decreased $7.2 million, or 10%, from $72.0 million in 2000 to $64.8 million in 2001. Included in this decrease are non-recurring expenses, which decreased $0.5 million, from $6.2 million in 2000 to $5.7 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of the Company into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of costs associated with the failed financing, impairment of assets, loss on sale of a business unit, the 2001 restructuring plan and the failed separation of the Company.

        Excluding non-recurring expenses, operating expenses decreased $6.7 million, or 11%, from $65.8 million in 2000 to $59.1 million in 2001. This decrease primarily relates to the exclusion in 2001 of all operating expenses associated with the Information Security Group. For the nine months ended September 30, 2000, the Information Security Group had $ 8.4 million of operating expenses. The decrease was partially offset by increased ordinary operating expenses in the Investigations and Intelligence Group of $1.7 million.

        As a percent of net sales, operating expenses, before non-recurring expenses, decreased from 42% in 2000 to 40% in 2001.

        Interest expense. Interest expense for the nine months ended September 30, 2001 increased $0.6 million, or 22%, from $2.9 million in 2000 to $3.5 million in 2001. This increase was the result of the 0.5% increase in the monthly interest factor charged to the outstanding debt under the renegotiated credit agreement effective April 20, 2001. Additionally a decrease in interest allocations to the discontinued SPSG business of $0.2 million from $1.5 million in 2000 to $1.3 million in 2001 impacted this increase. Including interest allocations to the SPSG business, interest increased $0.4 million from $4.4 million in 2000 to $4.8 million in 2001.

        Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2001 was $2.1 million compared to $0.7 million in 2000. Despite a pre-tax loss in the first nine months of 2001, Kroll recorded a provision for income taxes for certain foreign subsidiaries, which generated income in the period. In addition, certain foreign subsidiaries realized losses during the first nine months of 2001 from which Kroll was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carryforward.

Liquidity and Capital Resources

        General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

        Credit facilities and senior notes. On March 30, 2001, Kroll entered into an amended and restated loan agreement, which expires on May 31, 2002 if not terminated earlier as described below, to provide for a revolving credit facility that initially amounts to $40.0 million. The agreement also provided for a letter of credit facility and up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The agreement was secured by substantially all assets of Kroll and its subsidiaries along with a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The revolving credit facility required quarterly reductions of approximately $1.1 million on September 30, 2001 and approximately $1.7 million on each of December 31, 2001 and March 31, 2002 in the amount that may be borrowed under the facility and, if necessary, corresponding principal repayments to the adjusted levels. In addition, the net proceeds from any lender-approved sale of assets in excess of $1.0 million per transaction or $2.0 million per fiscal year was to be paid proportionately to the revolving credit facility lender and to the holders of Kroll's outstanding senior notes (discussed below), with a corresponding reduction in the total permitted borrowings under the revolving credit facility. This included the net proceeds from the sale to Armor and any proceeds from sales of Kroll's stock ownership in Securify or other assets in excess of the threshold amounts. Borrowings under Kroll's line of credit were approximately $36.1 million and $8.3 million at December 31, 2000 and September 30, 2001, respectively. This facility was retired on November 14, 2001.

        In connection with the amended credit facility, Kroll entered into amended and restated agreements with the holders of its senior notes. These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. The amended and restated senior note agreements required total principal payments of $864,200 on September 30, 2001 and of $1,296,300 on each of December 31, 2001 and March 31, 2002. The balance was payable at maturity in May 2003, but maturity was accelerated to May 31, 2002 if Kroll's revolving credit agreement was not renewed and, as described below, further accelerated upon closing of the transaction with Armor. The September 30, 2001 payment referenced above was made in October 2001.

        The amended bank loan and senior note agreements contained substantially identical financial covenants which, among other restrictions, required the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA that required Kroll to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreements also imposed limitations on mergers, acquisitions, stock redemption, additional indebtedness and capital expenditures. The loan agreement did not permit the declaration or payment of any dividend, other than stock dividends. Kroll was not in compliance with these covenants as of September 30, 2001. As the facility was retired on November 14, 2001, no adverse consequences resulted from any event of non-compliance.

        The bank loan agreement and senior notes were further amended as of April 20, 2001 and October 22, 2001 in connection with Kroll's agreement to sell the Security Products and Services Group to Armor. The March 30, 2001 agreements required interest on advances under the revolving credit facility and on the senior notes at the greater of 8.56% or the prime rate plus 1.5%. Effective April 20, 2001 the interest rate under all of the agreements was changed to the greater of (a) 8.56% or (b) prime plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law).

        Kroll's agreement with Armor provided that it receive approximately $35.0 million at closing, and $15.0 million cash proceeds from the sale of Armor stock within 90 days. Kroll incurred approximately $2.2 million of transaction costs and certain other payables. Additionally at closing, $35.0 million was paid to the revolving credit facility lender and to the senior note holders, 56.79% and 43.21% of the sum, respectively.

        Following closing of the transaction with Armor, proceeds from the sale of the Armor stock of approximately $14.1 million and an additional $0.3 million subsequently received were paid immediately to the revolving credit facility lender and senior note holders in the same percentages. $0.6 million remains to be received from Armor.

        Kroll obtained new financing of $30.0 million in the form of Senior Secured Subordinated Convertible Notes (the "Convertible Notes"). On November 14, 2001 Kroll issued $25.0 million of Convertible Notes and will issue an additional $5.0 million of Convertible Notes on November 21, 2001. The Convertible Notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The Convertible Notes are subordinate to any Senior Debt financing up to an aggregate of $15.0 million. Kroll may redeem these Convertible Notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the Convertible Notes into Kroll common stock at the conversion price of $10.80. The $30.0 million of Convertible Notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to the customary anti-dilution adjustments.

        The Convertible Notes are secured by a pledge of stock of Kroll's material subsidiaries and by the personal property of Kroll. The note holders have agreed to subordinate the security interest in favor of holders of Senior Debt.

        In addition Kroll has agreed under certain circumstances to grant additional security interests in the assets of its material subsidiaries and to pledge the stock of additional subsidiaries to secure the Convertible Notes.

        The Convertible Notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt, except up to $15.0 million of Senior Debt from a commercial bank, guaranteeing the obligations of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the Convertible Notes). The Convertible Notes are payable upon any change in control of Kroll at the option of the holders.

        Kroll has agreed to file a registration statement with the SEC covering the resale of the Convertible Notes, and the shares of common stock issuable upon conversion of the Convertible Notes, before the end of 2001 and to keep the registration statement effective for at least two years.

        The note holders may designate an observer to the Board of Directors who may serve in this capacity as long as 20% of the Convertible Notes, or shares into which the Convertible Notes were converted, are held by the note holders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the Convertible Notes, in the quarter ending December 31, 2001, Kroll will record a notes discount of approximately $11.4 million based on the difference between the trading price of its stock at the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as additional interest expense over the expected 5-year life of the Convertible Notes. Barring early conversion by the holders or early redemption by Kroll, the average additional interest expense per year will be approximately $2.3 million or 7.6% on $30.0 million principal.

        A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes. Excess proceeds of approximately $8.0 million will be utilized to fund operations.

        The deferred financing costs associated with the former financing in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the quarter ended September 30, 2001.

        Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.0%. Maximum borrowings permitted pursuant to this demand note are $4.0 million. Borrowings outstanding pursuant to this demand note were approximately $2.8 million and $1.7 million, respectively, as translated at December 31, 2000 and September 30, 2001.

        We currently believe that the net proceeds from the sale of the Convertible Notes, combined with the available borrowings under the demand note and the Company's cash from operations will be sufficient to fund our operations for at least the next 12 months.

        Cash flows from operating activities. In the first nine months of 2001, cash provided by operating activities was $1.1 million. In the first nine months of 2000, cash used in operating activities was $11.8 million. In 2000, cash was used primarily to fund working capital investments. In 2001, the improved cash flow primarily resulted from more timely collection of accounts receivable and conversion of work-in-progress.

        Cash flows from investing activities. In the nine months ended September 30, 2001, Kroll incurred $2.2 million of capital expenditures primarily for upgrades of general information systems as well as additional leasehold improvements. In the nine months ended September 30, 2000, Kroll incurred capital expenditures of $6.0 million primarily related to upgrades of general information systems and leasehold improvements. Additions to databases totaled $3.6 million and $3.3 million for the nine months ended September 30, 2000 and 2001, respectively. Kroll incurred $0.5 million in expenditures associated with acquisitions of businesses in the nine months ended September 30, 2000, but made no acquisitions in the nine months ended September 30, 2001.

        Cash flows from financing activities. In the first nine months of 2001, cash used by financing activities was $51.9 million, most of which was the result of repayments of $29.2 million under the revolving credit facility and $22.4 million of long-term debt. Cash used by financing activities for the first nine months of 2000 was $2.9 million and was primarily the result of drawings under the revolving credit facility.

        Cash flows from discontinued operations. In the first nine months of 2000, cash provided by discontinued operations was $19.8 million related to SPSG and VDCG. For the same period in 2001 cash provided by discontinued operations was $55.0 million as a result of the sale of SPSG to Armor.

        Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses; maintaining insurance on equipment to protect against losses related to political risks and terrorism, and using financial instruments to hedge Kroll's risk from translation gains and losses. Kroll utilizes derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. At September 30, 2001, four such contracts, maturing between December 2001 and December 2002, were outstanding in connection with intercompany demand notes with certain subsidiaries. These contracts are intended to hedge Kroll's exposure to deterioration in the amount outstanding due to changes in currency translation rates. As of September 30, 2001, the foreign hedge contracts had a notional amount of $3.2 million, which approximated its estimated fair value. Gains or losses on existing forward instruments are offset against the translation effects reflected in the accumulated other comprehensive income
(loss) component of shareholders' equity. The fair value of forward contracts is not recognized in the consolidated financial statements since they are accounted for as hedges. Kroll does not hold or issue derivative financial instruments for trading purposes.

        Quarterly fluctuations. Kroll generally does not have long-term contracts with its clients in its Investigations and Intelligence Group and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

        New accounting pronouncements. The Emerging Issues Task Force ("EITF") Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," states that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

        In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Due to the recent issuance of the standard, Kroll is still assessing the potential impact to its consolidated financial statements.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. For example, Kroll had amortization expense related to goodwill and other intangible assets of approximately $2.6 million for the nine months ended September 30, 2001. Due to the recent issuance of the standard, Kroll is still assessing the potential impact to its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        Forward-Looking Statements. This quarterly report contains statements which Kroll believes are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are made particularly in this Management's Discussion and Analysis of Financial Condition and Results of Operations, but also appear elsewhere in this document. Forward-looking statements can be identified by the use of language such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements are based upon management's estimates, assumptions and projections and are subject to substantial risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things: contract delays, reductions or cancellations; cost overruns with regard to fixed price contracts; problems and costs associated with integrating past and future business combinations; various political and economic risks of conducting business outside the United States, including foreign economic conditions and currency rate fluctuations; changes in laws and regulations; adjustments associated with percentage-of-completion accounting; inability of subcontractors to perform on schedule and meet demand; unexpected competitive pressures resulting in lower margins and volumes; uncertainties in connection with start-up operations and opening new offices; higher-than-anticipated costs of financing the business; loss of senior personnel; and changes in the general level of business activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Foreign Operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of the Company and also seek class certification. On behalf of Kroll and the putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The defendants believe that the allegations in the complaints are meritless and will defend the suits vigorously.

        Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville), ("LAMB"), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. While this matter is at a preliminary stage and no response has yet been filed to the third-party claim and no discovery has been conducted, LAMB and its principals believe that they have meritorious defenses to the claims and intend to defend them vigorously.

        In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any such additional currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

             During the quarter ended September 30, 2001, Kroll filed the following current reports on Form 8-K.

             Date of Report: August 22, 2001 (filed September 6, 2001); Items 2, 5 and 7.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of November, 2001.


                                      Kroll Inc.



                                      By /s/ Nazzareno E. Paciotti
                                        ------------------------------
                                        Nazzareno E. Paciotti
                                        Chief Financial Officer