Form 10-K
period 2001-12-31
KROLL INC
filed 2002-03-26
CIK 1020476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________________ to______________
                                    Commission File Number: 000-21629

                                   KROLL INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                         13-1470817
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

        900 Third Avenue
          New York, NY                                        10022
 (Address of principal executive offices)                   (Zip code)

                                 (212) 593-1000
              (Registrant's telephone number, including area code)


Securities  Registered  Pursuant to Section  12(b) of the Act:  None  Securities
Registered Pursuant to Section 12(g) of the Act:                Common Stock,
                                                                $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $403,850,550 as of February 28, 2002. As of February 28, 2002, 22,881,051 shares of Common Stock were outstanding


                  Documents Incorporated by Reference --- None

                                     PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "will" and similar expressions. These statements are based on our current expectations and are subject to risks, including the risks set forth below under "Risk Factors", uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected. We assume no obligation to update or revise these forward-looking statements to reflect future events, new information or otherwise.

Item 1. BUSINESS

GENERAL

        We are a leading provider of investigations, intelligence, security and risk mitigation consulting services. Through a network of 55 offices located in 18 countries, we provide information, analysis and solutions, including:

        o Consulting services, which is comprised of: (1) business investigations and intelligence services, including nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries and intellectual property infringement investigations; and (2) financial services, including forensic accounting, recovery and restructuring, asset tracing and analysis services and pre-acquisition financial due diligence; and

        o Security services, which is comprised of: (1) security services, including threat assessment, risk and crisis management, corporate security planning and executive protection, security architecture and design, and electronic countermeasures; and (2) technology services, including computer forensics and data recovery, information security and litigation and systems support services; and

        o Employee screening services, including pre-employment background checking, drug testing and surveillance services.

RECENT DEVELOPMENTS

        On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly (see Note 5(b) of the Notes to the Consolidated Financial Statements).

        On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprised its Security Products and Services Group (SPSG), other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian business, to Armor Holdings, Inc. (Armor).

        On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. The purchase price is subject to a post-closing adjustment in the event that the tangible net assets of SPSG as of the closing date are less than approximately $35.0 million. Ultimate resolution of this adjustment is still under review. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ended

December 31, 2001 (see Note 5(a) of the Notes to the Consolidated Financial Statements). We do not believe that the gross profit target was achieved.

        On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock to cash. An additional $0.3 million was converted to cash on September 21, 2001. There remains a balance of approximately $0.6 million as of December 31, 2001, which Armor is contractually obligated to pay to Kroll. The proceeds from the sale of SPSG were used by Kroll to repay approximately $49.4 million of debt during the third quarter of 2001.

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments (see Note 11 of the Notes to the Consolidated Financial Statements).

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of March 21, 2002, there were no amounts borrowed under the credit facility (see Note 20 of the Notes to the Consolidated Financial Statements).

SERVICES

        Our investigations and intelligence services are divided into three business segments that include five major service categories. The following table presents the aggregate net sales for each of our service categories for the periods indicated.


                                                                    Years ended December 31,
                                                         ----------------------------------------------
                                                              1999            2000            2001
                                                         -------------   -------------   --------------
                                                                     (dollars in thousands)
CONSULTING SERVICES:
   Business investigations and intelligence services.    $      58,304   $      78,283   $      79,927
   Financial services................................           50,537          45,273          56,950
                                                         -------------   -------------    -------------
      Total Consulting Services......................          108,841         123,556         136,877
                                                         -------------   -------------    -------------
SECURITY SERVICES:
   Security services.................................           29,108          28,812          24,129
   Technology services...............................              625           2,621           4,380
                                                         -------------   -------------    -------------
      Total Security Services........................           29,733          31,433          28,509
EMPLOYEE SCREENING SERVICES:.........................           44,926          46,588          42,491
                                                         -------------   -------------    -------------
         Total Investigations and Intelligence Services  $     183,500   $     201,577   $     207,877
                                                         =============   =============   =============

Consulting Services

        Our consulting services include business investigations and intelligence services and financial services. These services are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management. The following is a description of each of these services.

        Business Investigations and Intelligence Services

        Our business investigations and intelligence services include nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries, and intellectual property infringement investigations.

        Nonfinancial due diligence. We help our clients conduct in-depth, insightful investigations into prospective transactions to minimize risk and help ensure success. Without proper due diligence, businesses are exposed to an increased likelihood of financial losses and liabilities as well as injured reputations. We provide comprehensive background information and intelligence in areas such as personal and business reputation, financial and operating history, verification of key representations, records of litigation, liens or judgments, environmental liabilities and other actual or potential problems.

        Litigation Support. We provide litigation support services to a client's outside counsel and in-house lawyers in preparation for litigation or arbitration proceedings and in designing settlement strategies. These services include developing evidence to support a claim or a defense, identifying and locating material witnesses, investigating adverse witnesses, locating and evaluating recoverable or relevant assets of adverse parties, assessing the strategic goals and financial commitment of the opposition and helping to assess whether an adequate recovery can be obtained if a lawsuit is successful. Our wide-ranging information gathering can help businesses and legal strategists decide whether to sue, go to trial or employ alternative dispute resolution and whether, and at what level, to negotiate a settlement.

        Fraud Investigations. Through our forensic accounting professionals and corporate investigators, we have the financial expertise and investigative capability to respond to suspected wrongdoing wherever it may occur. Our fraud investigations services encompass civil and criminal fraud, employee fraud and theft, management fraud and theft, procurement fraud and the identification of secret commissions and kickbacks. We have broad experience in detecting, investigating and assisting clients in asset tracing and recovery, systems consulting, security and internal control reviews and training on fraud awareness, prevention and related topics.

        Monitoring Services and Special Inquiries. We provide monitoring services to, and conduct special inquiries for, clients that require an independent fact finder to uncover and end fraud and install systems that monitor compliance. Our lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients regarding establishing systems to audit and ensure compliance with these regulatory requirements or policies. We serve as an objective fact finder, whose work product could be turned over to a questioning government regulator or a skeptical and vocal segment of the public. Our fact finding efforts have been enlisted by management and by audit committees concerned about problems that need to be resolved within an enterprise.

        Intellectual Property and Infringement Investigations. Our investigators help to investigate and devise strategies to solve problems such as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products and patent and trademark infringements. We attempt to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

        Financial Services

        Our financial services include forensic accounting, recovery and restructuring, asset tracing and analysis services and pre-acquisition due diligence.

        Forensic Accounting. Our forensic and investigative accountants work with corporations, governments, law firms, financial institutions and individuals to assist them in successfully resolving complex, high risk, financial and investigative concerns on a worldwide basis. Forensic accounting, by definition, is the application of financial knowledge and skills, in conjunction with investigative strategies and techniques, to resolve in a legally defensible manner matters that are financial in nature. Our services include commercial litigation support, corporate investigations, statutory and regulatory compliance, insurance claims, business valuations, financial due diligence and visual strategies.

        Recovery and Restructuring. Our clients include creditors, lenders and investors as well as companies in difficult financial situations. The services we provide relate to turnarounds, liquidations, corporate recovery and pre-lending and refinancing reviews. We have helped hundreds of troubled companies recover and restructure their operations by investigating and reviewing their management accounts, financial systems and operations. We also help them implement turnaround strategies and design innovative solutions that can increase sales and profits, lower costs and improve efficiency. Our bank clients also turn to us for financial forecasts, advice and intelligence prior to taking on new loans or advancing additional funds to current customers.

        Asset Tracing and Analysis. Our asset tracing services consist of tracing and locating assets anywhere in the world. This includes developing financial profiles and lifestyle assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, we have worked with trustees in bankruptcy and insolvency, creditors' committees, bankers in workout and restructuring departments and litigation and bankruptcy attorneys in conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. We believe that our asset searching and analysis techniques are effective both in uncovering assets and in bringing debtors to the negotiating table.

        Pre-Acquisition Due Diligence. The due diligence and background information and analysis furnished by Kroll is intended to be useful for lenders, underwriters, potential acquirers and other businesses concerned with assessing and attempting to minimize the risks related to critical financial and other business decisions. These services include pre-transaction intelligence, due diligence investigations, competitor intelligence and analysis, intelligence in contests for corporate control, new market entry intelligence and intelligence on business partners, customers and critical vendors.

Security Services

        Our security services include security services and technology services. The following is a description of each of these services.

        Security Services

        After the September 11, 2001 terrorist attacks on the United States, the world is perceived to be a more dangerous place. Recent events have resulted in a greater interest in security measures. We believe that there will be an increased demand for our security services.

        Our security services include threat assessment, risk and crisis management, corporate security planning and executive protection, security architecture and design and electronic countermeasures.

        Threat Assessment. Prior to September 11, 2001, our clients primarily sought security services in reaction to crises as they arose. In the aftermath of the recent terrorist attacks, our clients are seeking more preventative security measures. We review the physical characteristics of buildings and facilities with a focus on specific items such as access, exits and air filtration. In addition, we perform vulnerability studies in which we evaluate physical aspects of facilities and systems in order to identify and select appropriate security solutions.

        Risk and Crisis Management. We provide consulting services to assist businesses in managing risks to their personnel and assets and in meeting and managing unexpected crises. Our crisis management services are provided in a variety of contexts, such as the crisis response to a kidnapping of a company's executive, the safety of consumers, the contamination of a consumer product or the environment and the potential damage to the reputation of a corporate client as a result of disclosure of adverse events. We maintain a crisis management center in Vienna, Virginia where personnel are available 24 hours a day, 365 days a year, to handle requests for information and provide initial advice and immediate contact with members of our professional staff specializing in the particular crisis presented.

        As part of our risk and crisis management service, we furnish periodic information including: reports providing city-specific advisories to business travelers on conditions and other relevant information with respect to almost 300 cities around the world; a comprehensive country security risk assessment service that includes daily intelligence briefings containing early warnings of events and up-to-date information about political unrest, terrorist activities, product contaminations, health emergencies and other similar events; a monthly bulletin that reviews and analyzes safety and security issues relating to air travel around the world; a monthly intelligence review that provides a global survey of political risk developments in countries around the world; and special reports on topics, such as kidnapping or specific regions or countries, that are relevant to business travelers.

        Corporate Security Planning and Executive Protection. We design corporate security programs that help to safeguard clients' operations and premises. Security programs and systems are designed to protect the safety of key executives, preserve assets and protect the integrity of computer and telecommunications systems. In several areas of the world, we also provide special escort and general protective services to executives and VIPs.

        Security Architecture and Design. We offer comprehensive planning, engineering and design services customized to meet the requirements of customers for physical site protection. These services are primarily intended to protect business facilities, embassies, VIPs' homes and public facilities against unauthorized intrusions. Generally, a project begins with a security survey, which identifies areas of vulnerability and recommends methods for protecting the facility. Specific pieces of hardware are recommended, processes and procedures are outlined, engineering documentation is provided and control centers are detailed.

        Electronic Countermeasures. We protect our clients by ensuring that they are able to operate their businesses and communicate confidential matters freely without electronic intrusion from outsiders. Our clients may face the risk of electronic eavesdropping from outsiders who wish to procure confidential and proprietary information in order to gain a competitive advantage in the marketplace. Other electronic eavesdroppers may wish to jeopardize the personal safety of our clients. Through sophisticated inspections and equipment we are able to detect listening devices and disable or remove them before our clients are compromised.

        Technology Services

        Our technology services include computer forensics and data recovery, information security and litigation and systems support.

        Computer Forensics and Data Recovery. Businesses face a variety of risks relating to the use of computers and technology at the workplace, both from employees and from outsiders. We provide investigative resources to assist clients in matters such as collecting data from computers, logs, networks and other sources to facilitate investigations and tracing disgruntled employees, competitors and others using Internet bulletin boards to start rumors about stocks, to post trade secrets or to conduct other kinds of cyberterrorism. By using sophisticated forensic software, we also help clients access information recovered from hard drives and reconstruct computer data that may be introduced as evidence in legal proceedings.

        Information Security. Our technical expertise is applied to investigating cyber incidents and finding, preserving and authenticating electronic evidence. We also perform network security assessments to prevent, identify and rectify security flaws, and to ensure compliance of businesses with industry and federal standards.

        Litigation and Systems Support. We provide litigation support through assistance in designing strategy and tactics and also analyze data provided in the discovery stage of litigation. We also help clients track down web-based intellectual property thefts, counterfeit goods and criminals that use the Internet to steal information or property and commit fraud. We provide network security testing in which we help clients gauge objectively the level of network protection so that security flaws can be identified and cured.

Employee Screening Services

        Our employee screening services include pre-employment background checking, drug testing and surveillance.

        Pre-Employment Background Checking. We verify job applicant background information for employers. The background investigations are made through the use of databases and independent contractors. The searches include reviews of credit histories, reference checks, criminal records, workers' compensation histories and driving records as well as education and credential verification.

        Drug Testing. We own and operate a state-of-the-art laboratory providing drug testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. The laboratory is certified by the federal Substance Abuse and Mental Health Services Administration to conduct drug testing using forensic procedures required for legal defensibility of test results. Our drug testing services also include assisting clients with the development of drug testing programs, training client personnel, managing specimen collections, arranging for transportation of specimens to our laboratory, identifying trends in local and national drug use, interpreting test results and providing expert testimony concerning test results.

        Surveillance. We provide video surveillance services to our clients investigating exaggerated disability claims and other frauds. In performing surveillance, we utilize our fleet of more than 70 mobile surveillance units stationed throughout the United States, each containing state-of-the-art equipment designed to obtain clear footage without detection. Agents with extensive training and experience perform this service.

CUSTOMERS

        Our clients include multinational corporations, leading law firms, financial institutions, government agencies and individuals in a wide range of business sectors. The financial institutions to which we provide services include many of the largest international investment banks, numerous commercial banks, insurance companies and other significant credit institutions. We classify our sales by where the services are delivered; international sales are services delivered outside the United States. For the years ended December 31, 1999, 2000 and 2001, 60.8%, 61.2% and 59.6%, respectively, of our net sales were attributable to services delivered in the United States. Although many of our clients utilize these services on a periodic basis, comparatively few clients utilize our services on a long-term continuing basis and the clients that account for a material percentage of net sales in any year may vary widely.

        In the United States, we generally charge for our services on an hourly basis at varying rates, depending upon the type of service being provided and the competition that exists in providing the service. We also provide our services, particularly outside the United States, on a negotiated project, or fixed fee, basis. Providing services on a fixed fee basis enhances the potential for higher profit margins. However, these arrangements can also result in unexpected losses on a particular project. We believe that this risk is reduced by being spread over a number of fixed fee arrangements and through our contracting process that specifies the actual steps that are required to be performed for the fixed fee.

         A significant portion of our business of investigating and negotiating ransom demands in connection with kidnapping arise from a contract with American International Group, Inc. (AIG), an international multi-risk insurance company, under which we investigate claims by AIG's insured customers. Although we are paid by AIG after claims are made, our customer is the affected person or entity. The customers for our information services relating to travel safety are multinational corporations and individuals. We market our information services to many of our customers for other services.

MARKETING AND SALES

        Our services are marketed and sold by three different types of sales personnel. As of December 31, 2001 we have four global sales managers who market and sell all our varied services, both domestically and internationally, to our most significant multinational corporate clients, approximately 122 senior professional service providers who are also expected to provide marketing services and 46 full time sales and marketing employees who work in regional markets.

        Our global sales managers are expected to work with targeted clients with whom we have done significant business in the past to expand their relationships with Kroll by selling them a broader range of services. In addition, we rely on our senior professional service providers not only to service existing clients, but also for new business development and marketing. We obtain engagements from a client's board of directors, executive officers and management and a variety of other corporate officials. Our senior professionals act as relationship managers for our major clients. A significant part of our marketing efforts consist of maintaining and developing these personal relationships. Our full time regional marketing staff coordinates local sales and marketing efforts around the world. These marketing efforts include seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. Our services and marketing events are promoted through our Internet website and mailings periodically sent to thousands of clients and prospective clients.

        Our marketing efforts attempt to increase business with existing clients by expanding clients' awareness of the range of services we offer and by increasing the number of decision makers within a client's organization who are aware of the range of our services. Our business development staff periodically conducts surveys of clients to assess their perception of the range and quality of our services and, after the completion of an assignment, clients are often asked to complete a quality control questionnaire.

COMPETITION

        We compete with local, regional, national and international firms, including investigative and security firms, guard companies and consultants in specialized areas such as kidnapping. We believe that we are one of the largest companies in the world that provide a broad array of risk mitigation services on a global basis, and that we enjoy strong name recognition in our industry.

        Nevertheless, the markets in which we do, and intend to do, business are highly competitive. In most individual service areas in which we operate, there is at least one competitor that is significantly larger or more established than we are in the delivery of that individual service. In general, many of the national and international accounting firms, along with other companies such as Forensic Technologies, Inc., Securitas AB, Control Risks Group Limited, Investigations Group, Inc. and ChoicePoint, Inc., provide consulting services similar to some of our services. Some of these firms have indicated an interest in providing corporate investigation and business intelligence services similar to ours on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The accounting firms have significantly larger financial and other resources than we have and have long-established relationships with their clients, which also are likely to be clients or prospective clients of Kroll. In addition, large multinational security service providers have indicated an interest in expanding their services to include value-added services such as some of the investigation and consulting services we provide. Competitive conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

SEASONALITY

        We do not believe that our business is seasonal.

EMPLOYEES

        As of December 31, 2001, we had a total of 1,519 full-time employees, of whom 46 were in marketing and sales, 298 were in operations, 741 were professional services providers and 434 performed general and administrative services. In addition, we had 263 part-time employees. Of a total of 1,782 employees, 1,012 were located in the United States and 770 were located internationally. Our employees in the United States are not represented by any union and are not covered by any collective bargaining agreements. We have not experienced any work stoppages or employee related slowdowns and believe that our relationship with our employees is good.

GOVERNMENT REGULATION

        Our services are subject to various federal, state, local and foreign laws, including privacy laws. A number of our subsidiaries hold private investigative licenses from, and their investigative activities are regulated by, state and local government agencies in various jurisdictions. We also use some data from outside sources, including data from third party vendors and various government and public record services, in performing our services. To date, applicable laws and regulations have not interfered materially with the manner in which we obtain information and conduct our operations, including our access to data used in our business. However, changes in these laws and regulations, particularly those relating to privacy, could interfere with our method of operations and access to data and, as a result, have a material adverse effect on us. If additional restrictions were imposed, they could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, the laboratory of our drug testing subsidiary, Laboratory Specialists of America, Inc., is certified on the federal level and licensed in a number of states. If the subsidiary's certification were suspended or lost, we would not be eligible to perform testing for various clients, which would have a material adverse effect on the drug testing services aspect of our business. In addition, foreign countries in which we do business have laws and regulations which may restrict our business. We believe that we currently conduct our activities and operations in substantial compliance with applicable governmental laws and regulations.

ENVIRONMENTAL MATTERS

        We and our operations are subject to a number of environmental laws, regulations and ordinances, both in the United States and various foreign countries, governing activities that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices for solid and hazardous materials. These laws also impose liability for the cost of remediating, and damages resulting from, sites of past releases of hazardous materials. We believe that we currently conduct our activities and operations in substantial compliance with applicable environmental laws.

PATENTS, TRADEMARKS AND COPYRIGHTS

        We have numerous copyrights and federally registered trademarks and have registered our trademarks in numerous foreign countries. Although we have taken steps to protect our proprietary rights to the extent that we believe appropriate, there can be no assurance that our protective measures will deter or prevent unauthorized use. In other countries, our proprietary rights may not be protected to the same extent as in the United States.

RISK FACTORS

        You should carefully consider each of the following risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

We may not be able to implement a strategy of internal growth following the sale of the Security Products and Services Group.

        Our ability to implement our business plan successfully requires effective planning and growth management. We will continue to manage and attempt to expand relationships with our clients. We also may enhance the capabilities of our operational systems and may require additional employees, management and operational and financial resources to support our growth strategy. If we cannot manage our growth effectively, our financial condition, results of operations and cash flow could be adversely affected.

Our business outside the United States exposes us to numerous risks, which, singly or together, could materially and adversely affect our business.

        In addition to our U.S. facilities, we have operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Africa and the United Kingdom. We also offer our services in other foreign countries and are seeking to increase our level of international business activity. Our international business exposes us to various risks. Currently, the most significant risks relate to regional economic downturns in Central and South America and in certain regions in Asia. Other risks of doing business outside the United States include exchange rate fluctuations, foreign currency restrictions, U.S. government-imposed prohibitions against offering services to specific countries, expropriation of assets, war, civil uprisings and riots, government instability, difficulties enforcing contracts under foreign legal systems, and unanticipated taxes, duties or other governmental assessments. Any of these risks could result in a loss of business, significant unexpected write-offs of assets or other unexpected costs, which could have a material adverse effect on our financial condition, results of operations and cash flow.

        In the past, we have occasionally had difficulties in collecting significant accounts receivable for our services, particularly when the obligor was located in a foreign country.

We may not operate profitably in the future.

        We reported net losses of approximately $1.9 million, $33.9 million and $21.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Although the net loss in each of those periods included material non-recurring expenses, even if those items were excluded, results for the years ended December 31, 2000 and 2001 would have been a net loss. We cannot assure you that we will generate a profit from continuing operations or that we will operate profitably in future periods.

The terms of our credit facility could restrict our flexibility and limit our ability to satisfy obligations under the notes.

         We are subject to operational and financial covenants and other restrictions under our new credit facility. These covenants could limit our operational flexibility and restrict our ability to borrow additional funds, if necessary, to finance operations and to make principal and interest payments on the notes. In addition, failure to comply with these operational and financial covenants could result in an event of default under the terms of the credit facility which, if not cured or waived, could result in amounts borrowed under the credit facility becoming due and payable. The effect of these covenants, or our failure to comply with them, could have a material adverse effect on our business and financial condition.

Our inability or failure to comply with governmental regulations and licensing requirements could have a material adverse effect on our business.

        Our services are subject to various federal, state, local and foreign laws, including privacy laws. A number of our subsidiaries hold private investigative licenses from, and their investigative activities are regulated by, state and local government agencies in various jurisdictions. We also use some data from outside sources, including data from third party vendors and various government and public record services, in performing our services. To date, applicable laws and regulations have not interfered materially with the manner in which we obtain information and conduct our operations, including our access to data used in our business. However, changes in these laws and regulations, particularly those relating to privacy, could interfere with our method of operations and access to data and, as a result, have a material adverse effect on us. If additional restrictions were imposed, they could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, the laboratory of our drug testing subsidiary is certified on the federal level and licensed in a number of states. If the subsidiary's certification were suspended or lost, we would not be eligible to perform testing for various clients, which would have a material adverse effect on the drug testing services aspect of our business. In addition, foreign countries in which we do business have laws and regulations which may restrict our business. We believe that we currently conduct our activities and operations in substantial compliance with applicable governmental laws and regulations.

We are highly dependent on executive management and other key employees and our success is largely dependent upon our ability to hire and retain skilled professionals.

        We rely heavily on our executive management and key employees to provide our services and for continued business development. Competition for these personnel is intense. Our business could be materially and adversely affected if a number of our senior managers or key employees were to leave and if we were unable to attract and retain qualified replacements.

        Competition for consulting professionals, particularly for personnel with specific risk mitigation skills necessary to perform the services which we offer, has caused wages to increase at a rate greater than the general rate of inflation. We may not be successful in attracting, hiring and retaining qualified people at favorable rates. Our success is largely dependent upon the ability to hire and retain skilled professionals.

The risk mitigation industry is very competitive; we may be unable to compete favorably.

        We compete with local, regional, national and international firms, including investigative and security firms and consultants in specialized areas such as kidnapping. We believe that we are one of the largest companies in the world that provide a broad array of security and risk mitigation services on a global basis and that we enjoy strong name recognition in our industry.

        Nevertheless, the markets in which we do, and intend to do, business are highly competitive. In most service areas in which we operate, there is at least one competitor that is significantly larger or more established than we are in the delivery of that individual service. Many of the national and international accounting firms, along with other companies such as Forensic Technologies, Inc., Securitas AB, Control Risks Group Limited, Investigations Group, Inc. and ChoicePoint, Inc., provide consulting services similar to some of our services. Some of these firms have indicated an interest in providing corporate investigation and business intelligence services similar to ours on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The accounting firms have significantly larger financial and other resources than we have and have long-established relationships with their clients, which also are likely to be clients or prospective clients of ours. In addition, large multinational security services providers have indicated an interest in expanding their services to include value-added services such as some of the investigation and consulting services we provide. Competitive conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to develop and implement a strategy of growth through acquisitions following the sale of the Security Products and Services Group.

        We made multiple acquisitions in 1998, 1999 and 2000 and currently are evaluating our acquisition strategy. While we have experience in identifying and integrating acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. When companies are acquired, we may not be able to integrate or manage these businesses so as to produce returns that justify the investment. In addition, issues relating to new acquisitions may divert our management's attention from existing operations. If we cannot manage our growth for any of these reasons, our financial condition, results of operations and cash flow could be materially adversely affected.

We may be subject to potentially significant liability claims.

        The very nature of our business exposes us to liability claims in instances in which our clients suffer losses in spite of our efforts to mitigate their risks. We maintain professional liability insurance with a policy aggregate limit of $15 million including loss and claim expense. If one or more successful claims substantially exceeded coverage limits, it would have a material adverse effect on us. Also, in the ordinary course of our business, we are subject to claims of third parties other than clients alleging trespass, invasion of privacy and other tortious conduct by our investigators and other personnel, which are not covered by insurance. Although we endeavor to minimize the risk of these claims, a substantial successful claim could have a material adverse effect on us.

Our business is not predictable and varies from period to period.

        We generally do not have long term contracts with our clients and our ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of relatively short duration. As a result, our net sales and net income from year-to-year and period-to-period are not necessarily predictable and historically there has not been a consistent year-to-year pattern of growth. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year. Additionally, the demand for our services is affected by general economic conditions and the level of corporate acquisitions and other financial transactions, and clients reduce their reliance on our services during periods when there is a decline in those activities (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

We will need to use a portion of our cash flow to service our debt.

        As of December 31, 2001, we had total indebtedness (net of notes discount) of approximately $22.0 million and total shareholders' equity of approximately $111.1 million. As of December 31, 2001 our debt was approximately 19.8% of our shareholders' equity.

        We have a new revolving credit facility of up to $15 million of senior debt. As of March 21, 2002 we had not borrowed any amounts under the credit facility. We anticipate that our cash interest expense for the year ending December 31, 2002 will be approximately $2 million. Our cash flows from operating activities from continuing operations were not sufficient to fund cash interest expense for the year ended December 31, 2000, but were sufficient to fund cash interest expense for the year ended December 31, 2001. We expect to use a portion of our cash flow from operations to pay the principal and interest on our debt, but we do not believe that servicing our debt will materially affect our cash available for existing operations and future growth. However, we cannot assure you that this will be the case.

We may not be able to obtain additional financing when we need it or obtain it on acceptable terms.

        We believe that our current operations and our financing will generate enough cash flow to meet all of our cash requirements and support our growth strategy. However, we may need additional capital in order to finance internal growth or pursue acquisitions. In addition, we may experience unexpected circumstances, including the occurrence of any of the risk factors discussed in this section, which may have a material adverse effect on our cash flow and require us to obtain additional capital. We may decide to sell additional shares of common stock to obtain additional capital. If we sell more shares, the price of our stock may decline significantly and your ownership may be substantially diluted. If we require additional capital, we may have to borrow funds under new credit facilities or issue equity, equity-related or debt securities. We cannot assure you that additional financing will be available, and if so, whether it will be on acceptable terms. Our inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on our financial condition, results of operations and cash flow.

Our articles of incorporation and code of regulations contain provisions that allow for the indemnification and exculpation of our directors and officers.

        Our articles of incorporation and code of regulations provide that Kroll will indemnify any current or former director, officer, employee or agent against expenses, including judgments and fines, if such director, officer, employee or agent acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of Kroll. Our articles of incorporation and code of regulations also provide that a director of Kroll shall not be personally liable to Kroll or its shareholders for monetary damages for breach of fiduciary duty as a director. However, a director shall remain liable for any breach of the director's duty of loyalty to Kroll or its shareholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for unlawful payment of dividends or unlawful stock purchase or redemption (except that any director who may have been absent when any of these acts were performed may be exonerated from such liability by causing his or her dissent to be entered in the minutes of Kroll at the time of the unlawful act, or immediately after the director received notice of that act), or for any transaction from which the director derived any improper personal benefit.

We do not intend to pay dividends.

        We intend to retain future earnings, if any, that may be generated from our operations to help finance the growth and development of our business, and we do not plan to pay cash dividends to our shareholders for the foreseeable future. Furthermore, we are prohibited from paying cash dividends by the terms of the notes (see Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters).

Jules B. Kroll, who currently owns approximately 13% of our outstanding common stock, will have significant influence over the management and direction of Kroll.

        Mr. Kroll currently owns approximately 13% of the outstanding shares of Kroll common stock. As a result, Mr. Kroll will have significant influence over the management and direction of Kroll, including the election of directors, appointment of management and approval of actions requiring the approval of shareholders.

Certain provisions in our articles of incorporation and in our debt could deter acquisition by a third party.

        Our articles of incorporation provide our board of directors with the authority to issue preferred stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may adversely affect the voting and other rights of the holders of our capital stock and may discourage, delay or prevent a takeover attempt that a shareholder might consider in its best interest. In addition, until November 14, 2003, Kroll cannot enter into a transaction that would result in a change of control of Kroll without the prior written consent of holders of a majority of the notes. Even if the noteholders consent, upon a change in control of Kroll, the notes would become immediately due and payable. A change in control would also be an event of default under our credit facility. These events would add to the cost of acquisition, which could deter a third party from acquiring us.

Future sales of Kroll common stock in the public market could lower the stock price.

        We may, in the future, sell additional shares of our common stock in subsequent public offerings. We may also issue additional shares of our common stock to finance future acquisitions, including acquisitions larger than those we have done in the past through the issuance of equity securities. Additionally, a substantial number of shares of our common stock is reserved for issuance pursuant to stock options and upon conversion of the notes. The antidilution provisions of the notes regarding price protection could result in additional shares of our common stock being issued, which would increase the number of shares of common stock outstanding on a fully diluted basis and could reduce the market price for our common stock.

        We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances of our common stock will have on the market price of our common stock. The issuance of substantial amounts of our common stock (including shares issued in connection with an acquisition or upon the exercise of stock options or the conversion of the notes), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our stock price has been highly volatile. You could lose all or part of the value of your Kroll common stock.

        The market price of our common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

        o sale of our common stock by shareholders because our business profile does not fit their investment objectives;

        o       actual or anticipated fluctuations in our operating results;

        o changes in earnings estimated by securities analysts or our ability to meet those estimates;

        o the operating and stock price performance of other comparable companies;

        o       developments and publicity regarding our industry; and

        o       general economic conditions.

        In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance, and could enhance the effect of any fluctuations that do relate to our operating results.

Item 2.        PROPERTIES

        We maintain our principal executive offices and a regional headquarters in New York, New York, and other regional headquarters in London, Toronto, Hong Kong, and Miami. In addition to these offices, we maintain 26 domestic offices or facilities in 13 states and 24 foreign offices or facilities in 14 foreign countries around the world. Our principal properties and facilities of over 15,000 square feet as of December 31, 2001 were as follows:


       Location                Total Sq. Footage        Status      Expiration of Leases
       --------                -----------------        ------      --------------------

New York, New York                    47,500            Leased      December 31, 2007
Philadelphia, Pennsylvania            21,000            Leased      November 30, 2009
Toronto, Canada                       20,274            Leased      March 31, 2012
Gretna, Louisiana                     20,000            Owned       N/A
Nashville, Tennessee                  22,143            Leased      June 30, 2005 and April 30, 2004

        New York, New York. This facility contains our principal executive offices and serves as a regional headquarters. For accounting purposes, this lease is treated as an operating lease. In addition, we lease a smaller office near the headquarters for administrative purposes.

        Philadelphia, Pennsylvania. This facility primarily houses the most significant U.S. office of our subsidiary providing financial services.

        Toronto, Canada. This facility houses the headquarters of our Canadian subsidiary providing financial services.

        Gretna, Louisiana. This facility houses our drug testing laboratory and drug testing services group.

        Nashville, Tennessee. This facility serves as the headquarters of our pre-employment background checking subsidiary. It consists of two office locations near each other.

        We believe that our current space is adequate for our reasonably foreseeable needs.

Item 3.        LEGAL PROCEEDINGS

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

        Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. While this matter is at a preliminary stage and no response has yet been filed to the third-party claim against LAMB and no discovery has been conducted, LAMB and its principals believe that they have meritorious defenses to the claims and intend to defend them vigorously.

        In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that such litigation, individually or in the aggregate, is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        Kroll's common stock trades on the Nasdaq National Market under the symbol "KROL". On February 28, 2002, there were approximately 174 record owners of Kroll common stock.

        The table below sets forth the high and low sale prices for Kroll common stock as reported by the Nasdaq National Market for the periods indicated.


                                                                                  HIGH          LOW
                                                                                  ----          ---

Fiscal year ended December 31, 2000
Quarter Ended:
March 31, 2000............................................................    $     16.94   $     10.94
June 30, 2000.............................................................          10.94          4.56
September 30, 2000........................................................           6.63          4.88
December 31, 2000.........................................................           6.88          4.94
Fiscal year ended December 31, 2001
Quarter Ended:
March 31, 2001............................................................    $      6.50   $      4.91
June 30, 2001.............................................................           9.69          4.97
September 30, 2001........................................................          12.45          7.00
December 31, 2001.........................................................          18.00         10.25

Dividends

        We anticipate that any future earnings will be retained to finance our operations and for the growth and development of our business. Accordingly, we do not anticipate paying cash dividends on our shares of common stock for the foreseeable future. Additionally, the terms of our senior secured subordinated convertible notes provide that we cannot pay dividends other than stock dividends, and the terms of our revolving credit facility require maintenance of financial ratios and other covenants, which further limit the funds available for cash dividends. The payment of any future dividends will be subject to the discretion of our board of directors and will depend on our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors our board of directors deems relevant.

Sale of Unregistered Securities

        In November 2001, we obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

        The notes are secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the credit facility, except that the notes are subordinate to the security interest and rights of the credit facility lender.

        The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt other than the credit facility, guaranteeing the obligations of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders.

        The note holders may designate an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes were converted, are held by the noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 11 of the Notes to the Consolidated Financial Statements).

        A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes. Excess proceeds of approximately $8.4 million will be utilized for working capital to fund operations.

Item 6.        SELECTED FINANCIAL DATA

        The selected financial data reflects mergers during 1997, 1998 and 1999, which were accounted for as poolings of interests. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll. The selected consolidated financial data also includes the completion of other acquisitions in 1997, 1998, 1999 and 2000 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements of Kroll presented elsewhere in this document. The selected historical financial data presented as of December 31, 1999 and for the year ended December 31, 1998 have been derived from the audited Consolidated Financial Statements of Kroll not included in this document. The selected historical financial data as of December 31, 1997 and 1998 and for the year ended December 31, 1997 is derived from Kroll's unaudited consolidated financial statements not included in this document. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Years Ended December 31,
                                                       -------------------------------------------------------------
                                                          1997         1998        1999         2000         2001
                                                       -------------------------------------------------------------
                                                               (dollars in thousands, except per share data)
                                                       -------------------------------------------------------------

Statement of Operations Data:
Investigations and intelligence net sales ..........   $  92,147    $ 122,852    $ 183,500    $ 201,577    $ 207,877
Information security net sales .....................        --            116        4,345        4,033         --
                                                       ---------    ---------     --------     --------     --------
      Total net sales ..............................      92,147      122,968      187,845      205,610      207,877
Cost of sales ......................................      56,517       69,511      104,366      123,791      125,052
                                                       ---------    ---------     --------     --------     --------
      Gross profit .................................      35,630       53,457       83,479       81,819       82,825
Selling and marketing expenses .....................       6,826       11,916       16,705       21,490       18,724
G&A expenses (including amortization) ..............      23,273       30,435       56,907       64,192       63,078
                                                       ---------    ---------     --------     --------     --------
   Total selling, G&A expenses (including
   amortization) ...................................      30,099       42,351       73,612       85,682       81,802
                                                       ---------    ---------     --------     --------     --------
      Operating income (loss) before non-recurring
        expenses ...................................       5,531       11,106        9,867       (3,863)       1,023
Impairment of asset ................................        --           --           --           --            807
Loss on sale of business unit ......................        --           --           --           --            528
Failed financing costs .............................        --           --           --           --          1,043
Failed separation costs ............................        --           --           --          4,195          607
Failed merger related costs ........................        --           --          1,562        2,491         --
Merger related costs ...............................       4,273        5,727        4,069          357         --
Restructuring charges ..............................        --           --          4,072         --          2,726
                                                       ---------    ---------     --------     --------     --------
   Total non-recurring operating costs .............       4,273        5,727        9,703        7,043        5,711
                                                       ---------    ---------     --------     --------     --------
      Operating income (loss) ......................       1,258        5,379          164      (10,906)      (4,688)
Interest expense ...................................      (1,910)      (1,972)      (2,753)      (4,321)      (4,375)
Interest income ....................................         173          801          338          250          127
Other income (expense), net ........................         (29)         890          (58)       1,658          (53)
                                                       ---------    ---------     --------     --------     --------
   Total other expense .............................      (1,766)        (281)      (2,473)      (2,413)      (4,301)
                                                       ---------    ---------     --------     --------     --------
      Income (loss) from continuing operations
        before provision for (benefit from) income
        taxes ......................................        (508)       5,098       (2,309)     (13,319)      (8,989)
Provision for (benefit from) income taxes ..........         483        1,374       (1,105)       2,377        2,402
                                                       ---------    ---------     --------     --------     --------
      Income (loss) from continuing operations .....        (991)       3,724       (1,204)     (15,696)     (11,391)
Income (loss) of discontinued Security Products and
   Services Group, net of tax ......................       2,366        9,388        1,043      (10,011)      (7,540)
Loss from operations of discontinued Voice and Data
   Communications Group, net of tax ................        (305)      (1,326)      (1,761)      (3,199)        (104)
Loss on sale of discontinued Voice and Data
   Communications Group, net of tax ................        --           --           --         (5,038)      (2,008)
                                                       ---------    ---------     --------     --------     --------
   Total discontinued operations income (loss) .....       2,061        8,062         (718)     (18,248)      (9,652)
                                                       ---------    ---------     --------     --------     --------
      Income (loss) before cumulative effect of
        change in accounting principle and
        extraordinary item .........................       1,070       11,786       (1,922)     (33,944)     (21,043)
Cumulative effect of change in accounting principle,
   net of tax benefit ..............................        (360)        --           --           --           --
                                                       ---------    ---------     --------     --------     --------
      Income (loss) before extraordinary item ......         710       11,786       (1,922)     (33,944)     (21,043)
Extraordinary item, net of tax benefit .............        --           --           --           --           (344)
                                                       ---------    ---------     --------     --------     --------
      Net income (loss) ............................   $     710    $  11,786     $ (1,922)    $(33,944)    $(21,387)
                                                       =========    =========     ========     ========     ========
Earnings per Share Data:
Basic income (loss) per share from continuing
   operations ......................................   $   (0.07)   $    0.19     $  (0.05)    $  (0.70)    $  (0.51)
Basic income (loss) per share before extraordinary
   item ............................................   $    0.05    $    0.61     $  (0.09)    $  (1.52)    $  (0.94)
Basic loss per share from extraordinary item .......   $    --      $    --       $    --      $    --      $  (0.01)
Basic income (loss) per share ......................   $    0.05    $    0.61     $  (0.09)    $  (1.52)    $  (0.95)
Basic weighted average shares outstanding ..........      14,751       19,337       22,006       22,295       22,479
Diluted income (loss) per share from continuing
   operations ......................................   $   (0.07)   $    0.19     $  (0.05)    $  (0.70)    $  (0.51)
Diluted income (loss) per share before extraordinary
   item ............................................   $    0.05    $    0.59     $  (0.09)    $  (1.52)    $  (0.94)
Diluted loss per share from extraordinary item .....   $    --      $    --       $    --      $    --      $  (0.01)
Diluted income (loss) per share ....................   $    0.05    $    0.59     $  (0.09)    $  (1.52)    $  (0.95)
Diluted weighted average shares outstanding ........      15,560       19,908       22,006       22,295       22,479


                                                                      As of December 31,
                                                        -----------------------------------------------
                                                         1997      1998      1999      2000      2001
                                                        -----------------------------------------------
                                                        (dollars in thousands, except per share data)
                                                        -----------------------------------------------

Balance Sheet Data:
Working capital....................................    $ 38,329  $ 84,890  $ 62,042  $ 25,714  $ 43,914
Net property, plant and equipment..................       7,772    11,420    21,778    20,272    16,067
Total assets.......................................      97,236   205,546   257,753   227,406   169,786
Total debt, including current portion..............      31,734    32,439    63,485    75,350    21,958
Shareholders' equity...............................      42,861   144,496   155,868   116,421   111,133


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. As a result of the acquisitions made by Kroll in 1999 and 2000 (see below), financial results from period-to-period may not be comparable. In addition, on August 22, 2001, we completed the sale of the Security Products and Services Group to Armor Holdings, Inc., which we refer to in this document as Armor. Historical amounts have been reclassified to conform to the current categories.

Recent Developments

        On April 16, 2001, the Board of Directors approved a plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly (see Note 5(b) of the Notes to the Consolidated Financial Statements).

        On April 20, 2001, the board approved a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group, other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian business, to Armor.

        On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. The purchase price is subject to a post-closing adjustment in the event that the tangible net assets of SPSG as of the closing date are less than approximately $35.0 million. Ultimate resolution of this adjustment is still under review. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ended December 31, 2001 (see Note 5(a) of the Notes to the Consolidated Financial Statements). We do not believe that the gross profit target was achieved.

        On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock to cash. An additional $0.3 million was converted to cash on September 21, 2001. There remains a balance of approximately $0.6 million as of December 31, 2001, which Armor is contractually obligated to pay to Kroll. The proceeds from the sale of SPSG were used by Kroll to repay approximately $49.4 million of debt during the third quarter of 2001.

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 11 of the Notes to the Consolidated Financial Statements).

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of March 21, 2002, there were no amounts borrowed under the credit facility (see
Note 20 of the Notes to the Consolidated Financial Statements).

General

        Kroll is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of risk mitigation needs. Through October 17, 2000, Kroll reported its net sales from continuing operations through three groups. The Investigations and Intelligence Group offered business investigations and intelligence services and risk mitigation consulting services. The Security Products and Services Group marketed ballistic and blast protected vehicles and security services. The Information Security Group offered information and computer security services. As a result of the October 2000 sale of Securify preferred stock, the Information Security Group ceased to be part of Kroll's consolidated results. On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group. On August 22, 2001 these operations were sold to an unrelated third party. Accordingly, these operations have been reclassified and reported as discontinued operations.

        Since the transactions described above, we have changed the composition of our reportable segments. Kroll now operates in three business segments: (1) consulting services, which is comprised of business investigations and intelligence services as well as financial services; (2) security services, which is comprised of security and technology services; and (3) employee screening services.

        Acquisitions. Kroll has pursued a strategy of aggressive growth and completed a number of acquisitions in 1999 and 2000, some of which have been accounted for by the pooling of interests method of accounting and others of which have been accounted for by the purchase method of accounting. These acquisitions are listed in the chart, which follows:

Poolings of Interests (1)


Company                        Business                Segment         Date Acquired    Price
-------                        --------                -------         -------------    -----

Financial Research, Inc.       Business valuation      Consulting      March 1, 1999    101,555 shares
                               and economic damage     Services                         of common stock
                               analysis services

Background America, Inc.       Background              Employee        June 16, 1999    899,243 shares
                               investigation services  Screening                        of common stock
                                                       Services

Purchases (2)

Company                        Business                Segment         Date Acquired    Price
-------                        --------                -------         -------------    -----

The Buchler Phillips Group     Corporate advisory      Consulting      June 3, 1999     $12.0 million in
                               practices               Services                         cash and 366,469
                                                                                        shares of common
                                                                                        stock

The Search Is On, Inc.         Background              Employee        May 16, 2000     $0.4 million in
                               investigation services  Screening                        cash, plus note
                                                       Services                         payable of $0.2
                                                                                        million

Decision Resources, Inc. (3)   Market research and     Consulting      July 11, 2000    $0.3 million in
                               business intelligence   Services                         cash, plus note
                               services                                                 payable of $0.4
                                                                                        million

---------------------

(1) Pooling of interests accounting requires the restating of all prior period consolidated financial information as though the acquired entity had always been a part of Kroll.

(2) Kroll's consolidated financial statements include the reported results of each entity from its effective date of acquisition forward.

(3) On September 10, 2001, this business was sold (see Note 6(b) of the Notes to the Consolidated Financial Statements).

Restructuring of Operations

        Due to the number of acquisitions Kroll has completed since 1998, integration of the operations of the acquired companies with existing operations became a strategic initiative for Kroll's management. As part of this initiative, management evaluated its business segments to ensure that its core businesses within the segments were operating efficiently. As a result of management's evaluation, the decision was made to close several less profitable operating facilities so that Kroll could focus on integrating existing facilities with the newly acquired businesses.

        In the first quarter of 1999, Kroll began implementation of a plan to reduce costs and improve operating efficiencies and recorded a non-recurring pre-tax restructuring charge of approximately $0.2 million. In the second quarter of 1999, Kroll completed the restructuring plan with an additional non-recurring pre-tax restructuring charge of $3.9 million. The principal elements of the restructuring plan were the closing of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The primary components of the restructuring charge were severance costs and lease termination costs (see Note 7(d) of the Notes to the Consolidated Financial Statements).

        Kroll's Investigations and Intelligence Group implemented a plan (the 2001 Plan) to reduce costs and improve operating efficiencies and recorded an associated non-recurring pretax restructuring charge of approximately $2.6 million in the second quarter of 2001, and an additional charge of approximately $0.1 million during the remainder of 2001. The principal elements of the 2001 Plan were the elimination of 98 employees and the closing of four offices. The primary components of the restructuring charge were severance costs and lease termination costs (see Note 7(d) of the Notes to the Consolidated Financial Statements).

Critical Accounting Policies

        Kroll's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Note 3 of the Notes to the Consolidated Financial Statements. However, some of our accounting policies require the application of significant judgment by management in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll's significant accounting policies include the following.

        Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

        Databases. Databases are capitalized costs incurred in obtaining information from third party providers. Kroll utilizes this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period.

        Foreign Currency Translation and Transactions. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

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

Results of Operations

        The following table sets forth, for the periods indicated, the items noted as a percentage of total net sales:

                                                                     For the Years Ended December 31,
                                                                    ---------------------------------
                                                                         1999      2000     2001
                                                                        ------   --------  -------

Investigation and Intelligence net sales ..........................      97.7%     98.0%    100.0%
Information security net sales ....................................       2.3%      2.0%      0.0%
                                                                       ------    ------     ------
      Total net sales .............................................     100.0%    100.0%    100.0%
Cost of sales .....................................................      55.6      60.2      60.2
                                                                       ------    ------     ------
      Gross profit ................................................      44.4      39.8      39.8
Selling and marketing .............................................       8.9      10.5       9.0
General and administrative ........................................      30.3      31.2      30.4
                                                                       ------    ------     ------
   Total recurring operating costs ................................      39.2      41.7      39.4
                                                                       ------    ------     ------
      Operating income (loss) before non-recurring operating
       costs.......................................................       5.2      (1.9)      0.4
                                                                       ------    ------     ------
Impairment of assets ..............................................       0.0       0.0       0.4
Loss on sale of business unit .....................................       0.0       0.0       0.2
Failed financing costs ............................................       0.0       0.0       0.5
Failed separation costs ...........................................       0.0       2.0       0.3
Failed merger related costs .......................................       0.8       1.2       0.0
Merger related costs ..............................................       2.2       0.2       0.0
Restructuring charges .............................................       2.2       0.0       1.3
   Total non-recurring operating costs ............................       5.2       3.4       2.7
      Operating income (loss) .....................................       0.0      (5.3)     (2.3)
Interest expense ..................................................      (1.5)     (2.1)     (2.1)
Interest income ...................................................       0.2       0.1       0.1
Other, net ........................................................       0.0       0.8       0.0
                                                                       ------    ------     ------
   Total other expense ............................................      (1.3)     (1.2)     (2.0)
                                                                       ------    ------     ------
      Loss from continuing operations before provision for
        income taxes...............................................      (1.3)     (6.5)     (4.3)

Provision for (benefit from) income taxes .........................      (0.6)      1.2       1.2
                                                                       ------    ------     ------
      Loss from continuing operations .............................      (0.7)     (7.7)     (5.5)
Income (loss) of discontinued Security Products and Services Group,
   net of tax......................................................       0.6      (4.9)     (3.6)
Loss from operations of discontinued Voice and Data Communications
   Group, net of tax ..............................................      (0.9)     (1.6)      0.0
Loss from sale of discontinued Voice and Data Communications Group,
   net of tax......................................................       0.0      (2.4)     (1.0)
                                                                       ------    ------     ------
   Total loss from discontinued operations ........................      (0.3)     (8.9)     (4.6)
                                                                       ------    ------     ------
Loss before extraordinary item ....................................      (1.0)    (16.6)    (10.1)
Extraordinary item ................................................       0.0       0.0      (0.2)
                                                                       ------    ------     ------
      Net loss ....................................................      (1.0)%   (16.6)%   (10.3)%
                                                                       ======    ======     ======

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

        Net sales. Net sales for the year ended December 31, 2001 increased $2.3 million, or 1.1%, from $205.6 million in the year ended December 31, 2000 to $207.9 million in 2001.

        Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $6.3 million, or 3.1%, from $201.6 million in 2000 to $207.9 million in 2001.

        Consulting Services - Net sales for the Consulting Services segment increased $13.3 million, or 10.8%, from $123.6 million in 2000 to $136.9 million in 2001. This increase was primarily attributable to the strong demand for our corporate recovery and turnaround services in the United Kingdom, where net sales increased approximately $11.1 million, or 53.9%, from $20.6 million in 2000 to $31.7 million in 2001. Additional increases in our US and Latin American consulting services were offset, in part, by a $3.4 million decrease in our Asian operations, where merger and acquisition activity declined sharply in 2001.

        Security Services - Net sales for the Security Services segment decreased $2.9 million, or 9.3%, from $31.4 million in 2000 to $28.5 million in 2001. This decrease was primarily the result of decreased demand for security services in Latin America, where poor economic conditions existed. In addition, Kroll's net sales from security services decreased as a result of the transition of its security services business in Latin America from guard services, which have low margins, to other security services with higher margins. Even with this overall decrease, our US security services business posted growth of approximately $3.0 million, or 13.4%, from $22.7 million in 2000 to $25.7 million in 2001 as a result of the increased demand for security services in the aftermath of the events of September 11th.

        Employee Screening Services - Net sales for the Employee Screening Services segment decreased $4.1 million, or 8.8%, from $46.6 million in 2000 to $42.5 million in 2001. This decrease is attributable to the decline in our domestic surveillance business, primarily due to increased competition.

        Information Security Group. Net sales for the Information Security Group decreased $4.0 million, or 100.0%, from $4.0 million in 2000 to $0.0 million in 2001. In October 2000, Kroll's then wholly owned subsidiary, Securify, sold preferred stock to unrelated third parties, which decreased Kroll's ownership to approximately 27%. Securify's operations subsequent to the sale have been excluded from Kroll's results of operations (see Note 6(a) of the Notes to the Consolidated Financial Statements).

        Cost of sales and gross profit. Cost of sales increased $1.3 million, or 1.0%, from $123.8 million in 2000 to $125.1 million in 2001. This is a result of an increase in the cost of sales for the Investigations and Intelligence Group of $5.7 million, partially offset by the exclusion in 2001 of all of the cost of sales associated with the Information Security Group of $4.4 million. Gross margin as a percentage of sales was 39.8% for both 2000 and 2001.

        Investigations and Intelligence Group. Gross margin for the Investigations and Intelligence Group decreased 0.2 percentage points from 40.0% in 2000 to 39.8% in 2001.

        Consulting Services - Gross margin for the Consulting Services segment decreased 0.8 percentage points from 38.3% in 2000 to 37.5% in 2001. The decrease in gross margin was due to increased write-offs associated with bad debts and fixed costs associated with increased employee compensation and benefits as well as the change in product mix in sales and a higher percentage of reimbursable expenses in revenue with no associated profit margin.

        Security Services - Gross margin for the Security Services segment increased 3.0 percentage points from 39.9% in 2000 to 42.9% in 2001. The increase in gross margin is attributable to the increase in net sales from our domestic security services business, where we have been able to obtain higher margins, which was partially offset by the decrease in sales contribution from our Latin American guard services, which have produced lower margins.

        Employee Screening Services - Gross margin for the Employee Screening Services segment decreased 2.5 percentage points from 47.9% in 2000 to 45.4% in 2001. The decrease in gross margin is attributable to the decline in net sales, which caused fixed costs to increase as a percentage of net sales, impacting gross margin unfavorably.

        Information Security Group. Gross margin for the Information Security Group increased from (10.0)% in 2000 to 0.0% in 2001. In October 2000, Kroll's then wholly owned subsidiary, Securify, sold preferred stock to unrelated third parties, which decreased Kroll's ownership to approximately 27%. Securify's operations subsequent to the sale have been excluded from Kroll's results of operations (see Note 6(a) of the Notes to the Consolidated Financial Statements).

        Operating expenses. Operating expenses decreased $5.2 million, or 5.6%, from $92.7 million in 2000 to $87.5 million in 2001. Included in this decrease are non-recurring expenses, which decreased $1.3 million, from

$7.0 million in 2000 to $5.7 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of Kroll into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of costs associated with the failed financing, impairment of assets, loss on sale of a business unit, the 2001 restructuring plan and Kroll's failed separation.

        Excluding non-recurring expenses, operating expenses decreased $3.9 million, or 4.5%, from $85.7 million in 2000 to $81.8 million in 2001. This decrease is primarily due to the exclusion in 2001 of $9.2 million of operating expenses associated with the Information Security Group. This decrease was offset, in part, by increases in employee compensation and benefits.

        As a percent of net sales, operating expenses, before non-recurring expenses, decreased from 41.7% in 2000 to 39.4% in 2001.

        Interest expense. Interest expense increased $0.1 million, or 2.3%, to $4.4 million in 2001 from $4.3 million in 2000. This increase was the result of the 0.5% increase in the monthly interest factor charged to the outstanding debt under the renegotiated credit agreement, effective April 20, 2001, which was offset by lower average borrowings in the latter half of 2001.

        Provision for income taxes. The provision for income taxes was $2.4 million in both 2000 and 2001. Despite a pre-tax loss in 2001, Kroll recorded a provision for income taxes for certain foreign subsidiaries, which generated income in the period. In addition, certain foreign subsidiaries realized losses in 2001 from which Kroll was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carry forward.

        Discontinued operations. The loss from the discontinued Security Products and Services Group decreased $2.5 million from a loss of $10.0 million in 2000 to a loss of $7.5 million in 2001. SPSG was sold to Armor on August 22, 2001 (see Note 5(a) of the Notes to the Consolidated Financial Statements).

        The loss from the discontinued Voice and Data Communications Group decreased $6.1 million from $8.2 million in 2000 to $2.1 million in 2001. This decrease was due to provisions made in 2000 anticipating the sale of VDCG, which was subsequently sold in June 2001 (see Note 5(b)) of the Notes to the Consolidated Financial Statements).

        Net loss. Net loss decreased $12.5 million from a loss of $33.9 million in 2000 to a loss of $21.4 million in 2001. The decrease in net loss was due primarily to an increase in gross profit of $1.0 million, a decrease in operating expenses of $5.2 million, the decrease in losses associated with the discontinued Voice and Data Communications Group of $6.1 million and the decrease in losses associated with the discontinued Security Products and Services Group of $2.5 million.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

        Net sales. Net sales for the year ended December 31, 2000 increased $17.8 million, or 9.5%, from $187.8 million in the year ended December 31, 1999 to $205.6 million in 2000.

        Investigations and Intelligence Group. Net sales for the Investigations and Intelligence Group increased $18.1 million, or 9.9%, from $183.5 million in 1999 to $201.6 million in 2000.

        Consulting Services - Net sales for the Consulting Services segment increased $14.8 million, or 13.5%, from $108.8 million in 1999 to $123.6 million in 2000. A significant portion of this increase was a result of the purchase acquisition of Buchler Phillips, which was completed in the second quarter of 1999. Kroll also completed the purchase acquisition of Decision Resources, Inc. during 2000 to increase its geographic presence in Canada for investigative services. Excluding the impact of these acquisitions, net sales for consulting services increased $7.3 million, or 7.7%, from $95.0 million in 1999 to $102.3 million in 2000. The remaining increase in net sales was primarily attributable to the domestic and Canadian business operations of the Consulting Services businesses.

        Security Services - Net sales for the Security Services segment increased $1.7 million, or 5.7%, from $29.7 million in 1999 to $31.4 million in 2000. Net sales of Kroll's security architecture and design business increased approximately $1.5 million, or 24.6%, from $6.1 million in 1999 to $7.6 million in 2000 due to increased demand. This increase was offset by decreased sales of guard services in our Latin American security business and reduced demand for crisis management and planning services.

        Employee Screening Services - Net sales for the Employee Screening Services segment increased $1.7 million, or 3.7%, from $44.9 million in 1999 to $46.6 million in 2000. During 2000, Kroll completed the purchase of The Search Is On, which provides information utilized in background investigations. Excluding the impact of this purchase acquisition, net sales increased $0.8 million, or 1.7%, from $44.9 million in 1999 to $45.7 million in 2000. The increase in net sales was attributable to the increased demand for background investigations and drug screening services, which increased approximately $2.1 million in 2000, offset by a decrease in net sales of surveillance services of approximately $1.3 million in 2000.

        Information Security Group. Net sales for the Information Security Group decreased $0.3 million, or 7.2%, from $4.3 million in 1999 to $4.0 million in 2000. In October 2000, Kroll's then wholly owned subsidiary, Securify, sold preferred stock to unrelated third parties, which decreased Kroll's ownership to approximately 27%. Securify's operations subsequent to the sale have been excluded from Kroll's results of operations (see Note 6(a) of the Notes to the Consolidated Financial Statements).

        Cost of sales and gross profit. Cost of sales increased $19.4 million, or 18.6%, from $104.4 million in 1999 to $123.8 million in 2000. The increase in cost of sales was partially due to the Buchler Phillips acquisition completed in the second quarter of 1999. Excluding this acquisition, cost of sales increased $15.5 million. Gross margin as a percentage of net sales was 44.4% and 39.8% for 1999 and 2000, respectively.

        Investigations and Intelligence Group. Gross margin for the Investigations and Intelligence Group decreased 3.4 percentage points from 44.2% in 1999 to 40.8% in 2000.

        Consulting Services - Gross margin for the Consulting Services segment decreased 6.3 percentage points from 44.6% in 1999 to 38.3% in 2000. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits as well as increased subcontractor fees associated with generating professional fee revenue.

        Security Services - Gross margin for the Security Services segment decreased 0.1 percentage points from 40.0% in 1999 to 39.9% in 2000. The decrease in gross margin was due to increased fixed costs associated with increased employee compensation and benefits.

        Employee Screening Services - Gross margin for the Employee Screening Services segment increased 1.7 percentage points from 46.2% in 1999 to 47.9% in 2000. The increase in gross margin is attributable to increased sales without a corresponding increase in fixed costs.

        Information Security Group. Gross margin for the Information Security Group decreased from 52.9% in 1999 to a negative 10.0% in 2000. Gross margin was negatively impacted in 2000 by a continuing focus on development of this Group's service capabilities and an increase in professional personnel to support the establishment of a firm customer base.

        Operating expenses. Operating expenses increased $9.4 million, or 11.3%, to $92.7 million in 2000 from $83.3 million in 1999. This increase was despite a decrease in non-recurring expenses of $2.7 million, from $9.7 million in 1999 to $7.0 million in 2000. Non-recurring charges in 2000 consisted of approximately

$2.5 million of costs associated with the failed recapitalization merger with Blackstone as well as $4.2 million of costs associated with the failed separation of Kroll's Security Products and Services Group and Investigations and Intelligence Group. In 1999, non-recurring expenses included $4.1 million of merger-related expenses primarily for the Background America merger, $1.6 million in failed merger expenses associated with the failed recapitalization merger with Blackstone, as well as a restructuring charge of $4.1 million.

        Excluding non-recurring expenses, operating expenses increased $12.1 million in 2000. Approximately $1.6 million of this increase was due to operating expenses incurred by Buchler Phillips in the first quarter of 2000. The Buchler Phillips acquisition was not completed until the second quarter of 1999 and its operating expenses are not included in Kroll's historical financial information until the effective date of the acquisition, April 1, 1999. Also included in the operating expense increase were increases of $2.5 million for depreciation and amortization of fixed and intangible assets, including goodwill, and $2.4 million for bad debt expense. In the third quarter of 1999, the Investigations and Intelligence Group recovered approximately $1.5 million of a previously written off bad debt which offset a portion of the Group's bad debt expense recognized in 1999. In 2000, slow customer payments prompted the Investigations and Intelligence Group to increase its reserve for uncollectible accounts receivable. In addition, operating expenses in the Information Security Group increased $5.1 million as a result of the continuing focus on development of this Group's software products capabilities, including an increase in professional and support personnel to support the increased development.

        As a percentage of net sales, operating expenses, before non-recurring charges, increased from 39.2% in 1999 to 41.7% in 2000. The increase in operating expenses as a percentage of net sales primarily was attributable to increased fixed costs to develop the Information Security Group's software products capabilities and to the increases related to depreciation, amortization and bad debt expenses.

        Interest expense. Interest expense increased $1.5 million, or 57%, to $4.3 million in 2000, from $2.8 million in 1999. This increase was the result of increased borrowings under Kroll's revolving credit facility. For most of the first six months of 1999, Kroll had excess funds as a result of a public offering of stock completed in May 1998 and no borrowings were required on the revolving credit facility until the purchase of Buchler Phillips on June 3, 1999. In 2000, increased borrowings under Kroll's revolving credit facility primarily related to the continuing funding of the working capital needs of the Information Security Group, costs of approximately $4.2 million related to the failed separation of Kroll's two principal operating groups and failed merger costs of $2.5 million.

        Provision for income taxes. The provision for income taxes was $2.4 million in 2000 compared to $(1.1) million in 1999. The effective tax rates for the periods were (48)% in 1999 and 18% in 2000. In 2000, Kroll recorded tax expense despite the pre-tax loss incurred from operations. The tax provision resulted from the non-deductibility of certain expenses, including the failed separation costs and a litigation settlement with the U.S. Department of Justice regarding SPSG, and from income in certain domestic and foreign jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2000 from which Kroll was not able to benefit for tax purposes. A valuation allowance related to all of these net operating loss carryforwards was provided for in 2000.

        Discontinued operations. The results from the discontinued Security Products and Services Group decreased $11.0 million from income of $1.0 million in 1999 to a loss of $10.0 million in 2000. This decrease was primarily due to a $12.3 million decrease in sales without a corresponding decrease in the cost of sales. The $2.1 million increase in cost of sales on lower sales volume resulted in an increase of 9.4% in the cost of sales as a percentage of sales. Partially offsetting these factors was a reduction of approximately $3.3 million in the provision for income taxes and a slight decrease in administrative and sales costs.

        The loss from operations of the discontinued Voice and Data Communications Group increased from $1.8 million in 1999 to $3.2 million in 2000. This increase was due to an increase in the Group's inventory reserve resulting from excess stock of technologically outdated telecommunications equipment as well as an increase in the allowance for doubtful accounts due to slow paying customers. Due to the uncertainty surrounding the future realizability of the tax benefit associated with the Voice and Data Communication Group's losses in the future, management concluded that a valuation allowance for the entire tax benefit was required in both 1999 and 2000. In addition, management estimated a loss on disposal of $5.0 million, which includes the estimated future results of operations through the anticipated date of the shutdown. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million.

        Net loss. Net loss increased $32.0 million from a loss of $1.9 million in 1999 to a loss of $33.9 million in 2000. The increase in net loss was due primarily to a decrease in gross profit of $1.7 million, increases in operating expenses of $9.4 million, increases of $3.5 million in provision for taxes, increases in losses associated with the discontinued Voice and Data Communications Group of $6.5 million and a loss of $10.0 million in 2000 compared to income of $1.0 million in 1999 for the discontinued Security Products and Services Group.

Liquidity and Capital Resources

        General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

        Credit facilities and senior notes. On March 30, 2001, Kroll entered into an amended and restated loan agreement, which would have expired on May 31, 2002 if not terminated earlier as described below, to provide for a revolving credit facility that initially amounted to $40.0 million. The agreement also provided for a letter of credit facility of up to $6.0 million of transactional letters of credit. Letters of credit cannot be issued or renewed with a maturity date beyond May 31, 2002. The agreement was secured by substantially all assets of Kroll and its subsidiaries along with a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The revolving credit facility required quarterly reductions of approximately $1.1 million on September 30, 2001 and approximately $1.7 million on each of December 31, 2001 and March 31, 2002 in the amount that may be borrowed under the facility and, if necessary, corresponding principal repayments to the adjusted levels. In addition, the net proceeds from any lender-approved sale of assets in excess of $1.0 million per transaction or $2.0 million per fiscal year was to be paid proportionately to the revolving credit facility lender and to the holders of Kroll's outstanding senior notes (discussed below), with a corresponding reduction in the total permitted borrowings under the revolving credit facility. This included the net proceeds from the sale to Armor and any proceeds from sales of Kroll's stock ownership in Securify or other assets in excess of the threshold amounts. Borrowings under Kroll's revolving credit facility were approximately $36.5 million at December 31, 2000 and borrowings under Kroll's senior notes were approximately $35.0 million at December 31, 2000. Both the revolving credit facility and senior notes were retired on November 14, 2001.

        In connection with the amended credit facility, Kroll entered into amended and restated agreements with the holders of its senior notes. These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. The amended and restated senior note agreements required total principal payments of $864,200 on September 30, 2001 and $1,296,300 on each of December 31, 2001 and March 31, 2002. The balance was payable at maturity in May 2003, but maturity was accelerated to May 31, 2002 if Kroll's revolving credit agreement was not renewed and, as described below, further accelerated upon closing of the transaction with Armor. The September 30, 2001 payment referenced above was made in October 2001.

        The amended bank loan and senior note agreements contained substantially identical financial covenants which, among other restrictions, required the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA that required Kroll to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The agreements also imposed limitations on mergers, acquisitions, stock redemption, additional indebtedness and capital expenditures. The loan agreement did not permit the declaration or payment of any dividend, other than stock dividends. Kroll was not in compliance with these covenants as of September 30, 2001. As both the facility and the senior notes were retired on November 14, 2001, no adverse consequences resulted from any event of non-compliance.

        The bank loan agreement and senior notes were further amended as of April 20, 2001 and October 22, 2001 in connection with Kroll's agreement to sell the Security Products and Services Group to Armor. The March 30, 2001 agreements required interest on advances under the revolving credit facility and on the senior notes at the greater of 8.56% or the prime rate plus 1.5%. Effective April 20, 2001 the interest rate under all of the agreements was changed to the greater of (a) 8.56% or (b) prime plus 1.5%, plus 0.5% times the number of 30-day periods which expired after April 20, 2001 (or, if less, the highest rate allowed by law).

        At the closing of the sale of the SPSG business to Armor, Kroll received approximately $53.7 million, of which approximately $15.0 million was paid in shares of Armor common stock and the balance was paid in cash. Of the approximately $38.7 million balance, $1.5 million was deposited in escrow for the satisfaction of some conditions under the agreement. Kroll used approximately $2.2 million for transaction costs and the remaining $35 million of cash to repay the revolving credit facility lender and the senior note holders, in a ratio of 56.8% and 43.2%, respectively.

        Following the closing of the transaction with Armor, proceeds from the sale of the Armor stock of approximately $14.1 million and an additional $0.3 million subsequently received were paid immediately to the revolving credit facility lender and senior note holders in the same percentages. $0.6 million remains to be received from Armor.

        In November 2001, we obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

        The notes are secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the credit facility, except that the notes are subordinate to the security interest and rights of the credit facility lender.

        The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt other than the credit facility, guaranteeing the obligations of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders.

        The note holders may designate an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes were converted, are held by the noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 11 of the Notes to the Consolidated Financial Statements).

        A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes. Excess proceeds of approximately $8.4 million will be utilized for working capital to fund operations.

        The deferred financing costs associated with Kroll's amended bank loan and senior notes in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the year ended December 31, 2001.

        Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.0%. At December 31, 2001 the interest rate was 5.5%. Maximum borrowings permitted pursuant to this demand note are $3.6 million. Borrowings outstanding pursuant to this demand note were approximately $2.8 million and $2.6 million, as translated at December 31, 2000 and December 31, 2001, respectively.

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of March 21, 2002, there were no amounts borrowed under the credit facility (see
Note 20 of the Notes to the Consolidated Financial Statements).

        We currently believe that the net proceeds from the sale of the notes, combined with the available borrowings under the demand note, the credit facility and Kroll's cash from operations, will be sufficient to fund our operations for at least the next 12 months.

        Cash flows from operating activities. Operating activities used $11.5 million in net cash investments in 2000 compared to net cash provided of $3.4 million in 2001. In 2001, cash was used primarily to fund working capital investments and failed separation and financing costs. In 2000, cash was used primarily to fund working capital investments, failed separation and merger costs and the continuing losses of Securify until the sale of a majority interest in Securify in October 2000 (see Note 6(a) of the Notes to the Consolidated Financial Statements).

        Cash flows from investing activities. In 2000, Kroll used $12.5 million in investing activities, of which $7.6 million was incurred for capital expenditures, primarily for upgrades of general information systems as well as additional leasehold improvements and office furniture and fixtures related to new office space in the Investigations and Intelligence Group. In 2001, Kroll used $8.8 million in investing activities, of which $3.4 million was incurred for capital expenditures. Additions to databases totaled $4.4 million for both of the years ended December 31, 2000 and 2001, respectively.

        Cash flows from financing activities. Net cash provided by financing activities was $11.5 million compared with net cash used of $41.7 million for the years ended December 31, 2000 and 2001, respectively. In 2000, cash was provided by borrowings under bank lines of credit, net of repayments of long-term debt. In 2001, $35.3 million of senior debt and $36.7 million of borrowings under the credit facility in place at the beginning of the year were retired, using the proceeds from the sale of the Security Products and Services Group and from the $30.0 million of proceeds from the newly issued senior secured subordinated convertible notes. In addition, in

2001, cash in the amount of $2.6 million was provided from proceeds from the exercise of stock options and warrants.

        Kroll's contractual obligations were comprised of the following as of December 31, 2001:


                                        Payments due by Period
  Contractual Obligation         Total      Within 1 Year    1-3 Years      4-5 Years     After 5 Years
  ----------------------         -----      -------------    ---------      ---------     -------------
                                                      (dollars in thousands)

Long-term debt............   $      30,596   $        318   $        104   $     30,058   $        116
Operating leases..........          36,680          8,389         17,598          7,933          2,760
                             -------------   ------------   ------------   ------------   ------------
   Total..................   $      67,276   $      8,707   $     17,702   $     37,991   $      2,876
                             =============   ============   ============   ============   ============


        Kroll also had standby letters of credit outstanding at December 31, 2001 in the aggregate amount of approximately $1.5 million.

        Cash flows from discontinued operations. Net cash provided by discontinued operations was $9.1 million in 2000 compared with net cash provided of $52.5 million in 2001. Cash provided in 2000 reflects the significant increase in net cash provided by working capital items of the Security Products and Services Group offset by its net loss and capital expenditures. Cash provided in 2001 primarily reflects the net effect of the $55.7 million sale of the Security Products and Services Group to Armor, offset by its net loss from operations prior to the sale.

        Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses and maintaining insurance on equipment to protect against losses related to political risks and terrorism. For most of 2001, Kroll utilized derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. In November 2001, Kroll sold its four remaining foreign currency hedge contracts. When terminated, the contracts had a notional amount of $3.2 million, which approximated their fair value. Kroll has not since utilized hedging or derivative financial instruments.

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

        New accounting pronouncements. In September 2000, the Emerging Issues Task Force (EITF) announced Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," stating that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

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

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Kroll had amortization expense related to goodwill of approximately $2.8 million for the year ended December 31, 2001. Due to the issuance of the standard, Kroll will not amortize goodwill in future periods.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll is required to implement SFAS No. 144 on January 1, 2002, and currently believes there will be no material impact related to the implementation of this statement on its results of operations or financial position.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Fair Value of Financial Instruments -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". Kroll estimated fair values of financial instruments by using available market information and appropriate valuation methodologies.

        However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Kroll could realize in current market exchange.

        Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

        Kroll's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

        Kroll's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Kroll's future results could be materially and adversely impacted by changes in these or other factors.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Independent Auditors' Report

        To the Board of Directors and Stockholders of Kroll Inc.
        New York, New York:

        We have audited the accompanying consolidated balance sheet of Kroll Inc. and subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated August 22, 2001, expressed an unqualified opinion on those statements.

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

        In our opinion, such 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
New York, New York
February 15, 2002 (March 21, 2002 as to Note 20)

                    Report of Independent Public Accountants

        To Kroll Inc.:

        We have audited the accompanying consolidated balance sheet of Kroll Inc. (Note 1) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kroll Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 5(a)(i) to the consolidated financial statements, effective in the first quarter of 1999, the Company changed its method of accounting for costs of start-up activities.

                                                             Arthur Andersen LLP


Cincinnati, Ohio
August 22, 2001


                                   KROLL INC.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 2001

                                                                              2000           2001
                                                                          ------------   ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................    $  6,277,457   $ 11,484,734
   Trade accounts receivable, net of allowance for doubtful
      accounts of $4,235,975 and $6,798,097 in 2000 and 2001,
      respectively (Notes 3(d) and 7(a))..............................      42,565,577     37,779,643
   Unbilled revenues (Note 3(b))......................................      19,994,597     25,600,220
   Related party receivables (Note 9).................................       2,063,939      2,416,859
   Prepaid expenses and other current assets..........................       6,107,241      4,524,646
   Net current assets of discontinued security products and services
      group (Note 5(a))...............................................      23,306,280             --
   Net current assets of discontinued voice and data communications
      group (Note 5(b))...............................................       1,879,237             --
                                                                          ------------   ------------
     Total current assets.............................................     102,194,328     81,806,102
                                                                          ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3(e)):
   Land...............................................................         194,103        194,103
   Buildings and improvements.........................................       1,997,065      2,000,352
   Leasehold improvements.............................................       7,303,446      7,440,228
   Furniture and fixtures.............................................       5,186,859      5,134,958
   Machinery and equipment............................................      25,967,715     27,905,315
   Construction-in-progress...........................................       1,326,425        500,026
                                                                          ------------   ------------
                                                                            41,975,613     43,174,982
   Less--accumulated depreciation and amortization....................     (21,704,107)   (27,107,762)
                                                                          ------------   ------------
                                                                            20,271,506     16,067,220
                                                                          ------------   ------------
DATABASES, net of accumulated amortization of $29,759,496 and
   $33,672,282 in 2000 and 2001, respectively (Note 3(f))                   10,204,294     10,529,565

COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS,
   net of accumulated amortization of approximately
   $8,283,000 and $11,435,751 in 2000 and 2001, respectively
   (Notes 3(h), 3(i) and 4(b)).......................................       61,033,258     57,156,485

OTHER ASSETS:
   Other assets (Note 7(b))                                                  2,908,449      4,226,451
   Net non-current assets of discontinued security products and
      services group (Note 5(a)).....................................       30,793,680             --
                                                                          ------------   ------------
     Total Assets                                                         $227,405,515   $169,785,823
                                                                          ============   ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                   KROLL INC.

                    CONSOLIDATED BALANCE SHEETS - (continued)
                        As of December 31, 2000 and 2001

                                                                             2000            2001
                                                                         -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Revolving lines of credit (Note 10)...............................    $  39,280,300   $  2,561,351
   Current portion of long-term debt (Note 11).......................        3,360,029        318,089
   Trade accounts payable............................................       12,623,440     10,359,915
   Related party payables (Note 9)...................................          239,145             --
   Accrued liabilities (Note 7(c))...................................       12,851,899     16,390,813
   Income taxes payable..............................................        1,526,120      1,434,022
   Deferred income taxes (Note 8)....................................        2,554,406      1,935,964
   Deferred revenue..................................................        4,045,292      4,389,449
   Net current liabilities of discontinued operation.................               --        502,532
                                                                         -------------   ------------
      Total current liabilities......................................       76,480,631     37,892,135
                                                                         -------------   ------------
OTHER LONG-TERM LIABILITIES..........................................        1,489,274      1,336,576
DEFERRED INCOME TAXES (Note 8).......................................          304,585        345,638
CONVERTIBLE NOTES, net of unamortized discount of $11,199,674
      (Note 11)......................................................               --     18,800,326
LONG-TERM DEBT, net of current portion (Note 11).....................       32,709,552        277,956
                                                                         -------------   ------------
      Total liabilities..............................................      110,984,042     58,652,631
                                                                         -------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 15)
SHAREHOLDERS' EQUITY (Note 14):
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none               --             --
      issued.........................................................
   Common stock, $.01 par value, 50,000,000 shares authorized,
      22,414,697 and 22,793,871 shares issued and outstanding in 2000
      and 2001, respectively.........................................          224,147        227,939
   Additional paid-in-capital........................................      169,467,255    183,420,930
   Retained deficit..................................................      (46,583,887)   (67,970,733)
   Deferred compensation.............................................         (337,043)            --
   Accumulated other comprehensive loss..............................       (6,348,999)    (4,544,944)
                                                                         -------------   ------------
      Total shareholders' equity.....................................      116,421,473    111,133,192
                                                                         -------------   ------------
                                                                         $ 227,405,515   $169,785,823
                                                                         =============   ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                   KROLL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended December 31, 1999, 2000 and 2001

                                                                  1999             2000             2001
                                                              -------------    -------------    -------------

NET SALES .................................................   $ 187,844,986    $ 205,610,223    $ 207,876,510
COST OF SALES .............................................     104,366,300      123,791,196      125,051,800
                                                              --------------   --------------   --------------
        Gross profit ......................................      83,478,686       81,819,027       82,824,710
OPERATING EXPENSES:
   Selling and marketing ..................................      16,704,970       21,490,151       18,724,091
   General and administrative .............................      56,906,914       64,192,143       63,077,503
   Impairment of asset (Note 3(g)) ........................            --               --            806,763
   Loss on sale of business unit (Note 6(b)) ..............            --               --            527,964
   Failed financing costs (Note 10) .......................            --               --          1,042,698
   Failed separation costs (Note 2) .......................            --          4,194,188          607,246
   Failed merger related costs (Note 2) ...................       1,562,331        2,490,923             --
   Merger related costs (Note 4) ..........................       4,069,089          357,279             --
   Restructuring charges (Note 7(d)) ......................       4,071,809             --          2,726,239
                                                              --------------   --------------   --------------
      Operating expenses ..................................      83,315,113       92,724,684       87,512,504
                                                              --------------   --------------   --------------
        Operating income (loss) ...........................         163,573      (10,905,657)      (4,687,794)
OTHER INCOME (EXPENSE):
   Interest expense .......................................      (2,752,502)      (4,321,628)      (4,374,809)
   Interest income ........................................         338,586          250,286          127,426
   Gain from issuance of subsidiary stock (Note 6(a)) .....            --          1,616,658             --
   Other ..................................................         (58,439)          40,958          (53,240)
                                                              --------------   --------------   --------------
        Loss from continuing operations before provision
          for (benefit from) income taxes .................      (2,308,782)     (13,319,383)      (8,988,416)
   Provision for (benefit from) income taxes (Note 8) .....      (1,104,889)       2,376,895        2,402,265
                                                              --------------   --------------   --------------
        Loss from continuing operations ...................      (1,203,893)     (15,696,278)     (11,390,681)
   Discontinued operations (Note 5):
      Income (loss) of discontinued security products and
        services group, net of taxes ......................       1,043,109      (10,010,770)      (7,540,658)
      Loss from operations of discontinued voice and data
        communications group, net of taxes ................      (1,761,035)      (3,199,618)        (103,701)
      Loss on sale of discontinued voice and data
        communications group, net of taxes ................            --         (5,037,647)      (2,007,758)
                                                              --------------   --------------   --------------
      Loss before extraordinary item ......................      (1,921,819)     (33,944,313)     (21,042,798)
   Extraordinary item, net of taxes (Note 11) .............            --               --            344,048
                                                              --------------   --------------   --------------
        Net loss ..........................................   $  (1,921,819)   $ (33,944,313)   $ (21,386,846)
                                                              ==============   ==============   ==============
Basic and diluted loss per share from continuing operations
   (Note 3(m)).............................................   $       (0.05)   $       (0.70)   $       (0.51)
                                                              ==============   ==============   ==============
Basic and diluted loss per share before extraordinary
   item (Note 3(m))........................................   $       (0.09)   $       (1.52)   $       (0.94)
                                                              ==============   ==============   ==============
Basic and diluted loss per share from extraordinary
   item (Note 3(m))........................................            --               --      $       (0.01)
                                                              ==============   ==============   ==============
Basic and diluted loss per share (Note 3(m)) ..........       $       (0.09)   $       (1.52)   $       (0.95)
                                                              ==============   ==============   ==============
Basic and diluted Weighted average shares outstanding (Note
   3(m))...................................................       22,005,632       22,295,391       22,478,587
                                                              ==============   ==============   ==============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                                       KROLL INC.

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  For the Years Ended December 31, 1999, 2000 and 2001

                                                 Comprehensive
                                                    Income         Common        Additional           Retained        Deferred
                                       Shares       (Loss)         Stock       Paid-in-Capital         Deficit       Compensation
                                    -----------  -------------  -------------  ---------------     --------------   -------------

BALANCE, January 1, 1999 .........   21,584,872                $      215,848    $ 157,229,936    $ (10,964,249)   $  (1,113,936)
Net issuances of stock under
   employee benefit plans, .......      202,614                         2,026        3,293,084             --               --
   including related tax benefit
   (Note 14)
Issuance of stock in conjunction
   with acquisition of businesses       468,024                         4,681        8,007,248          246,494             --
   (Note 4)
Deferred compensation related to
   restricted stock and stock ....         --                          --            1,571,661             --           (515,957)
   options (Note 14)
Comprehensive income (loss):
   Net loss ......................         --     $  (1,921,819)       --               --           (1,921,819)          --
                                                  -------------
   Other comprehensive income
      (loss), net of tax:
      Foreign currency translation
        adjustment, including ....         --           684,357        --               --               --               --
                                                  -------------
        $191,000 of tax provision
      Other comprehensive income .         --           684,357        --               --               --               --
                                                  -------------
        Comprehensive loss .......         --     $  (1,237,462)       --               --               --               --
                                     ----------   =============   -----------   --------------    -------------    -------------
BALANCE, December 31, 1999 .......   22,255,510                       222,555      170,101,929      (12,639,574)      (1,629,893)
Net issuances of stock under
   employee benefit plans, .......      115,197                         1,152           15,381           --               --
   including related tax benefit
   (Note 14)
Issuance of restricted stock .....       43,990                           440           43,128           --               --
   (Note14)
Deferred compensation related to
   restricted stock and stock ....         --                          --             (693,183)          --            1,292,850
   options (Note 14)
Comprehensive income (loss):
   Net loss ......................         --     $ (33,944,313)       --               --          (33,944,313)          --
                                                  -------------
   Other comprehensive income
      (loss), net of tax:
      Foreign currency translation
        adjustment, including ....         --        (6,162,021)       --               --               --               --
                                                  -------------
        $335,000 of tax provision
      Other comprehensive income .         --        (6,162,021)       --               --               --               --
                                                  -------------
        Comprehensive loss .......         --     $ (40,106,334)       --               --               --               --
                                     ----------   =============   -----------   --------------    -------------    -------------
BALANCE, December 31, 2000 .......   22,414,697                       224,147      169,467,255      (46,583,887)        (337,043)



                                       Accumulated Other
                                         Comprehensive
                                          Income (Loss)       Total
                                       -----------------   -----------

BALANCE, January 1, 1999 .........      $    (871,335)   $ 144,496,264
Net issuances of stock under
   employee benefit plans, .......               --          3,295,110
   including related tax benefit
   (Note 14)
Issuance of stock in conjunction
   with acquisition of businesses                --          8,258,423
   (Note 4)
Deferred compensation related to
   restricted stock and stock ....               --          1,055,704
   options (Note 14)
Comprehensive income (loss):
   Net loss ......................               --         (1,921,819)
   Other comprehensive income
      (loss), net of tax:
      Foreign currency translation
        adjustment, including ....               --               --
        $191,000 of tax provision
      Other comprehensive income .            684,357          684,357
        Comprehensive loss .......             --                 --
                                        -------------     ------------
BALANCE, December 31, 1999 .......           (186,978)     155,868,039
Net issuances of stock under
   employee benefit plans, .......             --               16,533
   including related tax benefit
   (Note 14)
Issuance of restricted stock .....             --               43,568
   (Note14)
Deferred compensation related to
   restricted stock and stock ....             --              599,667
   options (Note 14)
Comprehensive income (loss):
   Net loss ......................             --          (33,944,313)
   Other comprehensive income
      (loss), net of tax:
      Foreign currency translation
        adjustment, including ....             --                 --
        $335,000 of tax provision
      Other comprehensive income .         (6,162,021)      (6,162,021)
                                        -------------     ------------
BALANCE, December 31, 2000 .......         (6,348,999)     116,421,473


                                                            KROLL INC.

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For the Years Ended December 31, 1999, 2000 and 2001
                                                            (continued)

                                                   Comprehensive
                                                      Income            Common        Additional       Retained        Deferred
                                       Shares         (Loss)            Stock       Paid-in-Capital    Deficit       Compensation
                                    -----------    -------------    -------------   ---------------  ------------    -------------


BALANCE, December 31, 2000 ........     22,414,697                   $    224,147    $169,467,255   $(46,583,887)   $   (337,043)
Net issuances of stock under
   employee benefit plans, ........        379,174                          3,792       2,565,295           --              --
   including related tax benefit
   (Note 14)
Deferred compensation related to
   restricted stock and stock .....           --                             --              --             --           337,043
   options (Note 14)
Discount to market of senior
   subordinated convertible notes .           --                             --        11,388,380           --              --
   (Note 11)
Comprehensive income (loss):
   Net loss .......................           --     $(21,386,846)           --             --       (21,386,846)           --
                                                     ------------
   Other comprehensive income
      (loss), net of tax:
      Reversal of foreign currency
        translation from the sale of SPSG,
        net of tax of $2,538,000 ..           --        4,140,151            --             --              --              --
      Foreign currency translation
        adjustment, including $1,173,076
        of tax provision ..........           --       (2,336,096)           --             --              --              --
                                                     ------------
      Other comprehensive income ..           --        1,804,055            --             --              --              --
                                                     ------------
        Comprehensive loss ........           --     $(19,582,791)           --             --              --              --
                                       -----------   ============    ------------    ------------   ------------    ------------
BALANCE, December 31, 2001 ........     22,793,871                   $    227,939    $183,420,930   $(67,970,733)   $       --
                                       ===========                   ============    ============   ============    ============


                                        Accumulated Other
                                          Comprehensive
                                           Income (Loss)       Total
                                       -----------------   -----------


BALANCE, December 31, 2000 ........        $ (6,348,999)   $116,421,473
Net issuances of stock under
   employee benefit plans,
   including related tax benefit
   (Note 14) ......................                --         2,569,087
Deferred compensation related to
   restricted stock and stock
   options (Note 14)...............                --           337,043
Discount to market of senior
   subordinated convertible notes
   (Note 11) ......................                --        11,388,380
Comprehensive income (loss):
   Net loss .......................                --       (21,386,846)
   Other comprehensive income
      (loss), net of tax:
      Gain from the sale of SPSG,
        net of tax of $2,538,000 ..                --             --
      Reversal of unrealized gain
        from hedging activity, net
        of tax.....................                --             --
      Revaluation of business unit
        due to decline in Argentine
        peso.......................                --             --
      Foreign currency translation
        adjustment, including $1,173,076
        of tax provision ..........                --             --
      Other comprehensive income ..           1,804,055       1,804,055
        Comprehensive loss ........                --             --
                                           ------------    ------------
BALANCE, December 31, 2001 ........        $ (4,544,944)   $111,133,192
                                           ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                              KROLL INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)
                           For the Years Ended December 31, 1999, 2000 and 2001

                                                                   1999            2000            2001
                                                               ------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................   $ (1,921,819)   $(33,944,313)   $(21,386,846)
   Adjustments to reconcile net loss to net cash provided
      by (used in) continuing operations--
      Loss from discontinued operations ....................        717,926      18,248,035       9,652,117
      Depreciation and amortization ........................     10,139,841      12,629,950      13,904,626
      Loss on write-off of notes receivable ................           --              --           189,215
      Bad debt expense .....................................      2,166,116       4,548,967       5,939,841
      Loss on sale of business unit ........................           --              --           544,461
      Gain from issuance of subsidiary stock ...............           --        (1,616,658)           --
      Non-cash gain from investments .......................           --              --          (143,596)
      Loss on extraordinary item ...........................           --              --           344,048
      Loss on impaired asset ...............................           --              --           806,763
      Non-cash compensation expense ........................        856,280         508,531         337,043
   Change in assets and liabilities, net of effects of
      acquisitions and dispositions--
      Receivables--trade and unbilled ......................    (14,512,195)    (16,145,329)     (8,268,195)
      Prepaid expenses and other current assets ............     (4,159,105)     (1,095,394)      1,525,343
      Accounts payable and income taxes payable ............     (3,082,854)     10,759,711      (1,906,233)
      Amounts due to/from related parties ..................      1,026,370         (63,918)     (2,037,678)
      Deferred income taxes ................................     (1,731,010)      1,432,709        (567,136)
      Accrued liabilities, long-term liabilities, customer
        deposits and deferred revenue ......................      1,971,651      (6,808,029)      4,513,793
                                                               ------------    ------------    ------------
        Net cash provided by (used in) continuing operations     (8,528,799)    (11,545,738)      3,447,566
                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..............    (12,904,210)     (7,627,321)     (3,419,900)
   Additions to databases ..................................     (3,855,750)     (4,397,602)     (4,392,719)
   Additions to intangible assets ..........................           --              --          (833,962)
   Loss on the retirement of assets ........................           --              --           (32,017)
   Acquisitions, net of cash acquired (Note 4) .............    (12,014,287)       (470,000)           --
   Sales of marketable securities, net .....................     13,285,322            --              --
   Purchase of investments .................................           --              --           (84,397)
                                                               ------------    ------------    ------------
      Net cash used in investing activities of continuing
        operations..........................................    (15,488,925)    (12,494,923)     (8,762,995)
                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving lines of
      credit................................................     24,262,221      13,396,419     (36,649,502)
   Borrowings from debt ....................................           --              --        30,000,000
   Payments of long-term debt ..............................       (849,605)     (1,590,243)    (35,325,754)
   Proceeds from exercise of stock options and warrants ....      3,295,110          60,101       2,569,087
   Other ...................................................       (512,580)       (316,366)     (2,253,206)
                                                               ------------    ------------    ------------
      Net cash provided by (used in) financing activities
        of continuing operations ...........................     26,195,146      11,549,911     (41,659,375)
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      2,177,422     (12,490,750)    (46,974,804)
Effects of foreign currency exchange rates on cash and cash
   equivalents.............................................        (232,393)       (163,709)       (325,685)
Net cash (used in) received from discontinued operations ...     (3,568,461)      9,139,385      52,507,766
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of year ...............     11,415,963       9,792,531       6,277,457
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year .....................   $  9,792,531    $  6,277,457    $ 11,484,734
                                                               ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                   KROLL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 2000 and 2001


(1)            Nature of Operations and Basis of Presentation

        Kroll Inc., (formerly known as The Kroll-O'Gara Company) an Ohio corporation, together with its subsidiaries (collectively, Kroll), is a leading global provider of a broad range of specialized services that are designed to provide solutions to a variety of risk mitigation and security needs. Kroll's Investigations and Intelligence Group offers: (1) Consulting Services such as business investigations and intelligence as well as financial services; (2) Security Services such as security and technology services; and (3) Employee Screening Services including pre-employment background checking, drug testing and surveillance services. The former Security Products and Services Group
(SPSG) marketed ballistic and blast protected vehicles and security services (see Note 5 for a discussion of the discontinuance of SPSG and the Voice and Data Communications Group (VDCG)). The former Information Security Group offered information and computer security services, including network and system security review and repair (see Note 6(a) for a discussion of the preferred stock sale completed during fiscal 2000 by the Information Security Group subsidiary).

        The consolidated financial statements include the historical consolidated financial statements of Kroll (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities, which were merged with Kroll in connection with pooling of interests business combinations for all periods presented (see Note 4).

(2)            Corporate Initiatives

        Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Mergers and acquisitions are discussed in Note 4.

        On November 15, 1999, Kroll announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund
L. P. (Blackstone) pursuant to which Blackstone would acquire shares held by all Kroll shareholders, other than certain members of management, for $18.00 per share in cash. On April 12, 2000, Kroll announced that Blackstone had withdrawn its offer to acquire Kroll shares. Costs associated with the failed merger were approximately $1.6 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

        On April 18, 2000, Kroll announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, SPSG and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors (Board) approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spinoff of net assets into two new public companies. Had the spinoff been completed, Kroll shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $4.2 million and $0.6 million for the years ended December 31, 2000 and 2001, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll does not anticipate any additional expenses related to this now terminated separation alternative.

        On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement, subject to a limited number of closing conditions, to sell most of the active companies that comprise SPSG to Armor Holdings, Inc. (Armor). On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase price is subject to a post-closing adjustment in the event that the tangible net assets of SPSG as of the closing date are less than approximately $35.0 million. Ultimate resolution of this adjustment is still under review. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001 (see Note 5(a)).

        On March 30, 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which agreements were further amended in April 2001. The agreements were amended again on October 22, 2001, which extended the date of repayment of all outstanding debt to November 16, 2001.

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 11).

(3)            Summary of Significant Accounting Policies

        (a) Consolidation--The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the equity method and investments in less than 20% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated financial statements, and include entities that are directly or indirectly owned by current shareholders or former shareholders.

        Kroll has adopted income statement recognition as its accounting policy for recognizing any gains and losses on issuances of stock by its subsidiaries.

        (b) Revenue Recognition--Revenue from intelligence and investigation services is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

        Revenue from information security group services, which consisted of consulting fees on information security projects, was recognized ratably over the period of the agreement as services were performed or according to the completed contract method of accounting for contract revenues, depending on the nature of the agreement.

        (c) Cash and Cash Equivalents--Cash equivalents consist of all highly liquid investments with an initial maturity of three months or less at the date of purchase. Kroll invests excess cash in overnight repurchase agreements, which are government-collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

        (d) Concentrations of Credit Risk--Financial instruments that subject Kroll to credit risk consist principally of trade receivables. The number of clients that comprise Kroll's client base, along with the different industries and geographic regions in which Kroll's clients operate limits concentrations of credit risk with respect to accounts receivable. Kroll does not generally require collateral or other security to support client receivables, although Kroll does require retainers, up-front deposits or irrevocable letters-of-credit in many situations. Kroll has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring losses on its trade receivables in excess of established allowances.

        (e) Property, Plant and Equipment--Property, plant and equipment are stated at cost. As of December 31, 2001, depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets as follows:

Description                                                 Useful Life
-----------                                                 -----------
Buildings and improvements..............................      5-40 years
Leasehold improvements..................................   Life of lease
Furniture and fixtures..................................      3-10 years
Machinery and equipment.................................      3-12 years

        Depreciation of property, plant and equipment for the years ended December 31, 1999, 2000 and 2001 was $3,948,502, $5,468,460 and $6,266,322,
respectively.

        (f) Databases--Databases are capitalized costs incurred in obtaining information from third party providers. Kroll utilizes this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period. Amortization of databases for the years ended December 31, 1999, 2000 and 2001 was $3,520,624, $3,572,148 and
$4,009,731, respectively.

        (g) Impairment of Long-Lived Assets--In June 2000, Kroll began to develop a contact and relationship management ("CRM") database software program. Kroll had capitalized approximately $0.4 million in software and hardware costs along with an additional $0.4 million in consulting and related costs to prepare the database for its intended purpose. Kroll chose not to implement the CRM software program in 2001 and charged impairment of assets for the accumulated costs of approximately $0.8 million. No salvage value is considered to be realizable.

        Pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets, certain identifiable intangibles and goodwill related to those assets must be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with this standard, Kroll periodically reviews the carrying value of these assets by subsidiary acquired giving rise to the goodwill and other intangible assets for impairment. Impairments are recognized when the expected undiscounted future cash flows, including eventual disposition, are less than the carrying amount of the asset. Based on its most recent analysis, Kroll believes no impairments exist at December 31, 2001, except for impairments recognized during 2001 relating to the CRM software program discussed above. It is possible, due to a change in circumstances, that carrying values could become impaired in the future. Such impairments could have a material effect on the results of operations in a particular reporting period. Effective January 1, 2002, Kroll will apply SFAS 142 relating to the evaluation of long lived assets (see Note 3(n)).

        (h) Costs in Excess of Assets Acquired--Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in purchase business combinations. Costs in excess of assets acquired, net of accumulated amortization, as of December 31, 2000 and 2001 were approximately $53,647,000 and $50,436,000, respectively. Amortization is recorded on a straight-line basis over periods ranging from 12 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 1999, 2000 and 2001 was approximately $2,524,000 $2,594,000 and $2,432,000, respectively. Effective January 1, 2002, in compliance with SFAS No. 142, assets with an indefinite life are no longer amortized but are reviewed for impairment on at least an annual basis.

        (i) Other Intangible Assets--Other intangible assets, comprised mainly of customer lists and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over a fifteen year period and the non-compete agreements are amortized over the lives of the respective agreements, which range from six months to five years. Other intangible assets, net of accumulated amortization, as of December 31, 2000 and 2001 were approximately $7,386,000 and $6,720,000, respectively. Amortization of other intangible assets for the years ended December 31, 1999, 2000 and 2001 was approximately $328,000, $533,000 and $883,000, respectively.

        (j) Foreign Currency Translation and Transactions--Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders' equity.

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

        (k) Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (l) Advertising--Kroll expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was approximately $651,000, $1,199,000 and $433,000, respectively.

        (m) Earnings Per Share--Pursuant to the provisions of SFAS No. 128 "Earnings Per Share" basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of restricted stock.

        The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 1999, 2000 and 2001:


                                                                 Year Ended December 31, 1999
                                                         -------------------------------------------
                                                           Net Loss         Shares       Per Share
                                                          (Numerator)    (Denominator)     Amount
                                                          -----------    -------------   ---------

Basic earnings (loss) per share:
   Continuing operations.............................    $  (1,203,893)                  $     (0.05)
   Discontinued operations - SPSG....................        1,043,109                          0.04
   Discontinued operations - VDCG....................       (1,761,035)                        (0.08)
                                                         -------------                   -----------
Total................................................    $  (1,921,819)     22,005,632   $     (0.09)
                                                         =============                   ===========
Effect of dilutive securities:
   Options...........................................                          546,614
   Restricted stock..................................                           42,974
   Warrants..........................................                            1,188
                                                                         -------------
Diluted shares.......................................                       22,596,408
                                                                         =============


                                                                 Year Ended December 31, 2000
                                                         --------------------------------------------
                                                            Net Loss         Shares       Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                           -----------    -------------      ------

Basic earnings (loss) per share:
   Continuing operations.............................    $ (15,696,278)                  $     (0.70)
   Discontinued operations - SPSG....................      (10,010,770)                        (0.45)
   Discontinued operations - VDCG....................       (3,199,618)                        (0.14)
   Disposal of discontinued VDCG.....................       (5,037,647)                        (0.23)
                                                         -------------                   -----------
Total................................................    $ (33,944,313)     22,295,391   $     (1.52)
                                                         =============                   ===========
Effect of dilutive securities:
   Options...........................................                          287,355
   Restricted stock..................................                           15,095
   Warrants..........................................                              291
                                                                            ----------
Diluted shares.......................................                       22,598,132
                                                                            ==========


                                                                 Year Ended December 31, 2001
                                                        ---------------------------------------------
                                                            Net Loss         Shares       Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                           -----------    -------------      ------

Basic earnings (loss) per share:
   Continuing operations.............................    $ (11,390,681)                  $     (0.51)
   Discontinued operations - SPSG....................       (7,226,739)                        (0.33)
   Discontinued operations - VDCG....................       (2,007,758)                        (0.09)
   Disposal of discontinued - SPSG...................         (313,919)                        (0.01)
   Disposal of discontinued - VDCG...................         (103,701)                        (0.00)
   Extraordinary Item................................         (344,048)                        (0.01)
                                                         -------------                   -----------
Total................................................    $ (21,386,846)     22,478,587   $     (0.95)
                                                         =============                   ===========




                                                                 Year Ended December 31, 2001
                                                         --------------------------------------------
                                                            Net Loss         Shares       Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                           -----------    -------------      ------

Effect of dilutive securities:
   Options...........................................                          385,922
   Restricted stock..................................                            5,288
   Warrants..........................................                              127
                                                                           -----------
Diluted shares.......................................                       22,869,924
                                                                           ===========

        As a result of the net loss recorded in 1999, 2000 and 2001, basic and diluted loss per share are identical as all options and warrants are anti-dilutive.

        At December 31, 1999, 8,719 warrants and 597,155 options to purchase an equivalent amount of shares of common stock of Kroll at $25.69 per warrant and from $26.94 to $34.88 per option were outstanding but were not included in the shares in the above tables because the warrants' and options' exercise prices were greater than the average market price of the common shares.

        At December 31, 2000, 9,661 warrants and 1,304,866 options to purchase an equivalent amount of shares of common stock of Kroll at $13.01 to $25.69 per warrant and from $9.00 to $28.54 per option were outstanding but were not included in the shares in the above tables because the warrants' and options' exercise prices were greater than the average market price of the common shares.

        At December 31, 2001, 9,526 warrants and 707,439 options to purchase an equivalent amount of shares of common stock of Kroll at $19.52 to $25.69 per warrant and from $9.00 to $30.75 per option were outstanding but were not included in the shares in the above tables because the warrants' and options' exercise prices were greater than the average market price of the common shares.

        (n) New Accounting Pronouncements--In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Due to the issuance of the standard, Kroll will not amortize goodwill in future periods (see Note 3(h) for prior year's amortization).

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll is required to implement SFAS No. 144 on

January 1, 2002, and currently believes there will be no material impact related to the implementation of this statement on its results of operations or financial position.

        In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (Interpretation No. 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion 25." Interpretation No. 44 became effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. See Note 6(a) for a discussion of the impact of Interpretation No. 44 related to certain stock option awards held by the employees of a former subsidiary.

        In September 2000, the Emerging Issues Task Force (EITF) announced Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," stating that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

        (o) Stock-Based Compensation--Kroll has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB Opinion 25) as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). APB Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made. The pro forma disclosures required by SFAS 123 are presented in Note 14(d).

        (p) Derivative Financial Instruments--Financial instruments in the form of foreign currency exchange contracts were utilized by Kroll to hedge its exposure to movements in foreign currency exchange rates. Kroll does not hold or issue derivative financial instruments for trading purposes. In November 2001, Kroll sold its four remaining foreign currency hedge contracts. When terminated, the contracts had a notional amount of $3.2 million, which approximated their fair value. At December 31, 2001, Kroll had no foreign currency exchange contracts in place.

(4)            Mergers and Acquisitions

        Kroll has completed numerous business combinations in the periods presented. The transactions were accounted for as both purchase business combinations and pooling of interests business combinations as follows:

        (a) Pooling of Interests Transactions--In March 1999, a wholly owned subsidiary of Kroll acquired each then issued and outstanding share of common stock of Financial Research, Inc. (FRI). Effective upon the consummation of the transaction a total of 101,555 shares of Kroll's common stock were issued. The transaction constituted a tax-free reorganization and has been accounted for as a pooling of interests. The prior period consolidated financial statements would not be materially different from the reported results and accordingly have not been restated.

        In June 1999, a wholly owned subsidiary of Kroll was merged with and into Background America, Inc. (BAI). Effective upon the consummation of the merger, each then issued and outstanding share of BAI common and preferred stock was converted into 0.2689628 shares of common stock of Kroll or 899,243 shares of Kroll's common stock in total. Outstanding stock options and stock warrants of BAI were converted at the same exchange factor into options to purchase 86,844 and 2,018 shares, respectively, of Kroll's common stock (see Note 14).

        The merger with BAI constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of BAI as though it had always been a part of Kroll and are reported in the Employee Screening Services Segment.

        There were no transactions between Kroll and BAI prior to the combination. Immaterial adjustments were recorded to conform the accounting practices of Kroll and BAI and certain reclassifications were made to the BAI financial statements to conform to Kroll's presentation.


                                                Kroll           BAI       Adjustments     Combined
                                             -----------   ------------   -----------   ------------
(Unaudited)
Three months ended March 31, 1999
   Revenue                                   $38,196,075   $  2,492,544            --   $40,688,619
   Net income (loss) from discontinued:
      SPSG operation.....................        775,310             --            --       775,310
      VDCG operation.....................       (170,130)            --            --      (170,130)
   Net Income............................      2,418,425        109,930            --     2,528,355

        In 1999, Kroll recorded a charge to operating expenses of approximately $4.1 million ($3.2 million after taxes, or $0.14 per diluted share) for direct and other merger and integration related costs. Merger transaction costs include $0.3 million for stay bonuses, $0.4 million for stock-based compensation costs triggered by the change in control of BAI and $2.4 million which consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, travel and other related charges. Integration costs relate primarily to the mergers and acquisitions completed in the fourth quarter of 1998 and were approximately $1.0 million.

        In 2000, Kroll recorded a charge to operating expenses of approximately $0.4 million ($0.02 per diluted share) for merger integration related costs. These costs relate primarily to mergers and acquisitions completed in 1999.

         (b) Purchase Transactions--In addition to the mergers during 1999 with BAI and FRI, Kroll completed an additional acquisition in 1999, which was accounted for as a purchase business combination. In June 1999, Kroll completed the acquisition of substantially all of the assets and liabilities of The Buchler Phillips Group (BP). BP provides financial recovery, restructuring, insolvency and turnaround services throughout the United Kingdom and Europe. The purchase price amounted to approximately $20.0 million and consisted of approximately $12.0 million in cash and 366,469 shares of Kroll's common stock (valued at approximately $8.0 million or an average of $21.86 per share). For accounting purposes, the acquisition was effective on April 1, 1999 and the results of operations of BP are included in the consolidated results of operations, within the Consulting Services Segment of Kroll from that date forward. The resulting goodwill from this acquisition is being amortized over 25 years.

        During 2000, Kroll completed two acquisitions, which were accounted for as purchase business combinations. The aggregate purchase price of these acquisitions amounted to approximately $1.3 million and consisted of $0.7 million in cash and notes payable of $0.6 million to the former owners of the businesses. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective effective dates of acquisition. The resulting goodwill from these transactions is being amortized over 25 years.

        Effective January 1, 2002, goodwill relating to the above purchase acquisitions will no longer be amortized pursuant to SFAS No. 142.

        In connection with the purchase acquisitions, assets were acquired and liabilities were assumed as follows:


                                                                             Years ended December 31,
                                                                           --------------------------
                                                                               1999          2000
                                                                           ----------      ----------
                                                                              (dollars in thousands)
FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
   Cash................................................................    $       4       $     262
   Accounts receivable.................................................        1,174             326
   Unbilled revenue....................................................        5,441              26
   Other current assets................................................          852              --
   Property, plant and equipment.......................................        1,233              28
   Other non-current assets............................................          319              --
   Costs in excess of assets acquired and other intangible assets......       20,835           1,076
                                                                           ---------       ---------
                                                                              29,858           1,718
   Less:
      Cash paid for net assets.........................................      (12,018)           (732)
      Fair value of debt issued........................................           --            (625)
      Fair value of stock issued.......................................       (8,012)             --
                                                                           ---------       ---------
                                                                           $   9,828       $     361

LIABILITIES ASSUMED INCLUDING:
      Liabilities assumed and acquisition costs........................        7,508             361
      Debt.............................................................        2,320              --
                                                                           ---------       ---------
                                                                           $   9,828       $     361
                                                                           =========       =========

(5)           Discontinued Operations

         (a) Security Products and Services Group--On April 20, 2001, the Board approved a definitive agreement to sell the common stock of most of the active companies that comprise SPSG to Armor. The results of operations have been classified as discontinued and all prior periods have been restated accordingly. The results of the discontinued SPSG reflect an allocation of Kroll's administrative costs attributable to SPSG and, to the extent that such identification was not practicable, on the basis of SPSG's sales as a percentage of Kroll's sales. The results of the discontinued SPSG also reflect an allocation of corporate interest expense based on Kroll's weighted average interest rate applied to intercompany advances. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services, which Kroll continues to operate. Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below.

        On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in common stock, and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001.

        The purchase price is subject to a dollar for dollar adjustment to the extent that tangible net assets are less than $35.0 million as of the closing date, as reflected in an agreed upon closing date balance sheet. The closing date balance sheet has not been finalized and various adjustments are still subject to review between

Kroll and Armor. The $1.5 million in escrow has not currently been included in determining the estimated loss on the sale of SPSG. Similarly, Kroll has not included any impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG.

        For the year ended December 31, 2001, Kroll recorded a loss of approximately $0.3 million on the sale of the discontinued SPSG. Additionally, as a result of the reversal of foreign currency translation, an increase of $4.1 million was recorded in equity for the gain in accumulated other comprehensive loss, net of tax. As a result, the net increase to equity for the disposal of SPSG was approximately $3.8 million.

        Although Kroll's Russian business was not sold to Armor, the Russian business was part of the plan to discontinue SPSG and, therefore, has been included in discontinued operations of SPSG. Kroll anticipates selling this business by May 22, 2002, and does not anticipate any material gain or loss on this future sale. If Kroll does not sell the business of this subsidiary, or otherwise terminate this business, by May 22, 2002, Kroll has a $0.1 million liability payable to Armor for each 90-day period of non-compliance subsequent to May 22, 2002.

        Net sales, results of operations and net assets from SPSG are as follows:


                                                            Years Ended December 31,        Period Ended
                                                         -------------------------------      August 22,
                                                              1999             2000             2001
                                                         -------------   ---------------   --------------
                                                                     (dollars in thousands)

NET SALES............................................    $     117,324   $     104,992   $      79,359
COST OF SALES........................................           84,026          86,127          67,477
                                                         -------------   -------------   -------------
   Gross profit......................................           33,298          18,865          11,882
OPERATING EXPENSES...................................           25,775          24,383          15,680
                                                         -------------   -------------   -------------

      Operating income (loss)........................            7,523          (5,518)         (3,798)
OTHER EXPENSE........................................           (2,168)         (4,218)         (3,050)
                                                         -------------   -------------   -------------
      Income (loss) before provision for income taxes
        and cumulative effect of change in accounting
        principle....................................            5,355          (9,736)         (6,848)

PROVISION FOR INCOME TAXES...........................           (3,534)           (275)           (379)
                                                         -------------   -------------   -------------
      Income (loss) before cumulative effect of change
        in accounting principle......................            1,821         (10,011)         (7,227)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   net of applicable tax benefit of $408 in 1999 (Note
   5(a)(i))..........................................             (778)             --              --
                                                         -------------   -------------   -------------
      Net income (loss)                                  $       1,043   $     (10,011)  $      (7,227)
                                                         =============   =============   =============


                                                                                   As of December 31, 2000
                                                                                   -----------------------
                                                                                   (dollars in thousands)
CURRENT ASSETS......................................................................         57,261
PROPERTY, PLANT and EQUIPMENT, net..................................................         17,078
COSTS IN EXCESS OF ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS, net of
   accumulated amortization of approximately $3,836.................................         14,453
OTHER ASSETS........................................................................            652
                                                                                        -----------
      Total Assets..................................................................         89,444
                                                                                        -----------




                                                                                   As of December 31, 2000
                                                                                   -----------------------
                                                                                   (dollars in thousands)

CURRENT LIABILITIES.................................................................        (33,955)
                                                                                         ----------
OTHER LONG-TERM LIABILITIES.........................................................           (174)
DEFERRED INCOME TAXES...............................................................           (211)
LONG-TERM DEBT DUE TO THIRD PARTIES, net of current portion.........................         (1,004)
                                                                                         ----------
      Total liabilities.............................................................        (35,344)
                                                                                         ----------
Net assets of discontinued SPSG operations..........................................     $   54,100
                                                                                         ==========

        Additional SPSG financial information is as follows:

                (i) Change in Accounting Principle--In April 1998, the American Institute of Certified Public Accountants released Statement of Position
        (SOP) 98-5 "Reporting on the Cost of Start-Up Activities." The SOP requires costs of start-up activities, including preoperating costs, organization costs and other start-up costs, to be expensed as incurred. The former practice of Kroll's discontinued SPSG operation was to capitalize certain of these expenses and amortize them over periods ranging from one to five years. Kroll's discontinued SPSG operation adopted the provisions of this statement in the first quarter of fiscal 1999 and recorded a cumulative effect of a change in accounting principle of $0.8 million, net of a tax benefit of $0.4 million.

                (ii)  Related Party Transactions

                      (a) Summary of Related Party Transactions--The following
               summarizes transactions with related parties:


                                                                Years Ended December 31,   Period Ended
                                                               -------------------------    August 22,
              Description                                          1999          2000          2001
              -----------                                      -----------   -----------   -----------
              Purchases from shareholder....................   $    90,350   $        --   $        --
              Lease expense to affiliated entities..........       566,213       450,764       370,998
              Non-interest bearing advances to shareholders.       132,707        92,587            --
              Non-interest bearing advances to affiliated
                 entities...................................       282,346       358,480       318,100

                      (b) Building and Equipment Leases--Affiliated
               Entities--SPSG leases various equipment and office space from several affiliated entities under various five year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $484,000, $451,000 and $371,000 for the years ended December 31, 1999 and 2000, and for the period ended August 22, 2001, respectively.

         (iii)  Long-Term Debt--The components of long-term debt are as follows:


       Description                                                                 As of December 31, 2000
       ---------------------------------------------------------------             ------------------------

       Economic Development Revenue Bonds variable interest rate approximating 85%
          of the bond equivalent yield of 13 week U.S. Treasury bills (not to exceed
          12%), which approximated 5.84% at December 31, 2000, payable in scheduled installments through September 2016, subject to optional tender by the bondholders and a corresponding remarketing agreement, secured by the
          property, plant and equipment and a bank letter of credit..................   $   1,207,224
       Notes payable to former shareholders of acquired companies, interest at a
          fixed rate of 10.0%, repaid subsequent to December 31, 2000................         250,000
       Notes payable to banks, variable interest rate at prime plus 1.5%, fixed rates ranging from 6.39% to 20.66%, payable in scheduled installments with certain instruments subject to prepayment penalties, collateralized by
          certain real and personal property.........................................         373,116
       Other notes payable, interest at 6.0% to 10.9%, payable in scheduled installments through September 2007, certain notes secured by various
          equipment..................................................................         952,103
                                                                                       --------------
                                                                                            2,782,443
       Less--current portion.........................................................      (1,778,147)
                                                                                       --------------
       Long-term portion.............................................................   $   1,004,296
                                                                                        =============

        (b) Voice and Data Communications Group--On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of VDCG, which offered secure satellite communication equipment and satellite navigation systems. Kroll has divested itself of the operations of this segment.

        The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of VDCG reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

        The fiscal 2000 estimated loss on disposal of $5.0 million ($0.23 per diluted share) includes the estimated future results of operations through the date of sale. Major components of the estimated loss on disposal include a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million. The loss on disposal calculation includes $0.2 million of allocated interest expense.

        On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. Originally Kroll valued these notes at $1.8 million because the realization of the full value of these notes is contingent upon certain factors, including the subsequent sale of VDCG by the purchaser. Since this valuation approximated the net assets of VDCG at the date of the sale, no gain or loss was recognized. In November 2001, Kroll re-evaluated the collectibility of the notes and determined that the ultimate resale of VDCG and collection on the notes was uncertain. As a result, the notes were written down to zero and an additional $2.0 million loss on the sale of VDCG was recorded in 2001.

        Net sales, results of operations and net assets from this discontinued operation are as follows:


                                                                Years Ended December 31,   Period Ended
                                                               -------------------------     June 27,
              Description                                          1999          2000          2001
              -----------                                      -----------   -----------   -----------

Net sales............................................    $      19,931   $      16,852   $       3,134
Interest expense allocation..........................    $         218   $         239   $          60
Net loss from discontinued VDCG operations...........    $      (1,761)  $      (3,200)  $        (104)
Net loss (including estimated net loss) on disposal..    $          --   $      (5,038)  $      (2,008)


                                                                                  As of December 31, 2000
                                                                                  -----------------------
                                                                                  (dollars in thousands)
Current assets......................................................................     $     8,104
Current liabilities.................................................................          (6,225)
                                                                                         -----------
Net assets of discontinued VDCG operations..........................................     $     1,879
                                                                                         ===========

        A valuation allowance for VDCG's net operating loss carryforwards has been provided, as the tax benefit will not be realized.

(6)           Sale of Subsidiaries

        (a) Sale of Stock by Information Security Group--In October 2000, Kroll's then wholly owned subsidiary, Securify Inc. (Securify), completed the sale of preferred stock shares through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify's common stock. Kroll recognized a pre-tax gain on this transaction of approximately $1.6 million. The tax effects of this transaction approximate $2.1 million, resulting in a total, net of tax, loss of $0.5 million. The tax effects of this transaction include net operating loss carryforwards and other deferred tax assets that will not remain with Kroll. As of December 31, 2001, Kroll had an amount receivable from Securify, totaling approximately $5.4 million, which was fully reserved, that is subject to an unsecured promissory note agreement with repayment terms scheduled over a five-year period. Kroll will recognize income in the period that repayments are received pursuant to the promissory note agreement.

        As a result of this transaction, as of December 31, 2000, Kroll's voting control in Securify approximated 27 percent. The investment in Securify, previously consolidated, is now accounted for using the equity method. Kroll does not have any carrying value for its investment as of December 31, 2001. Securify has realized continuing losses since October 2000. Since Kroll has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.

        In January 2002, in connection with Securify's obtaining additional financing from its preferred stockholders, Kroll agreed with Securify to restructure its existing debt of approximately $5.4 million. In return for an agreement to forgive a portion of this debt, Kroll received (1) a promissory note for $500,000 accruing interest at 9.5% per annum and matures on December 1, 2004, (2) a promissory note for $500,000 that matures at the earlier of (a) the date on which Securify completes its next financing, or (b) October 17, 2005 and accrues interest beginning on July 11, 2002 at 9.5% per annum, (3) a promissory note for $2.5 million that matures on October 17, 2005 but, on the date on which Securify completes its next financing, will convert into new securities of the type issued by Securify in its financing with a value of $2.5 million, and accrues interest beginning on July 11, 2002 at 9.5% per annum and (4) 58,666 shares of Class B common stock of Securify. Also in connection with the restructuring of debt, Kroll received a non-exclusive license to use proprietary software developed by Securify.

        (b) Sale of Decision Resources, Inc.--On September 10, 2001, Kroll sold Decision Resources, Inc. to the former owner. As payment, Kroll was forgiven $0.2 million on the unpaid portion of notes payable to the former owner and is due from the purchaser a payment of approximately $0.1 million, which is included in prepaid expenses and other current assets. The notes payable that were forgiven were the unpaid portion of the original purchase price. The balance of the purchase price is subject to a pending valuation process. Kroll recognized a provisional loss, subject to the valuation process, on the sale of its business unit of approximately $0.5 million, which was recorded in the year ended December 31, 2001.

(7)            Balance Sheet Accounts

        (a) Trade Accounts Receivable--Kroll had billed trade receivables in the amount of $42,565,577 and $37,779,643 at December 31, 2000 and 2001,
respectively.

        The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:


                                                            Additions
                                              Balance       Charged to                    Balance
                                             Beginning of   Costs and                     End of
                                               Period        Expenses      Deductions     Period
                                            -------------  -----------    -----------   -----------

Year ended December 31, 1999............     $ 1,917,314   $ 2,166,116    $(1,378,393)  $ 2,705,037
Year ended December 31, 2000............     $ 2,705,037   $ 4,548,967    $(3,018,029)  $ 4,235,975
Year ended December 31, 2001............     $ 4,235,975   $ 5,939,841    $(3,377,719)  $ 6,798,097

        (b) Other Assets--Other assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other assets consist of the following:


                                                                                As of December 31,
                                                             Useful Life   ---------------------------
Description                                                   (Years)         2000            2001
-----------                                                 ------------   ------------   ------------

Security deposits......................................           --     $     878,167   $     563,831
Long-term receivable...................................           --           659,391       1,701,399
Non-refundable deposit on an equipment lease with a
   related party.......................................          7.5           537,784         223,057
Deferred financing fees, net of accumulated amortization
   of $772,939 and $48,316 in 2000 and 2001, respectively       5-15           144,613         526,319
Equity investments.....................................           --           199,577       1,158,429
Other long-term assets.................................           --           488,917          53,416
                                                                         -------------   -------------
   Total...............................................                  $   2,908,449   $   4,226,451
                                                                         =============   =============

         (c)  Accrued Liabilities--Accrued liabilities consist of the following:


                                                                               As of December 31,
Description                                                                   2000           2001
-----------                                                               ------------   ------------

Payroll and related benefits........................................     $   5,515,403   $  7,621,925
Accrued professional fees...........................................           437,414      1,265,768
Property, sales and other taxes payable.............................         1,994,191      1,873,344
Accrued medical costs...............................................           275,819        371,253
Accrued interest....................................................           605,325        258,043
Accrued payments to former owners of acquired businesses............         2,193,652        855,511
Accrued restructuring costs.........................................           412,821        998,090
Other accruals......................................................         1,417,274      3,146,879
                                                                         -------------   ------------
   Total accrued liabilities........................................     $  12,851,899   $ 16,390,813
                                                                         =============   ============

        (d) Restructuring of Operations--In the first quarter of 1999, Kroll began implementation of a restructuring plan (the 1999 Plan) to reduce costs and improve operating efficiencies. The 1999 Plan was substantially completed by the end of the second quarter of 1999. The total pre-tax restructuring charge recorded pursuant to the 1999 Plan was approximately $4.1 million. Total payments or writeoffs made pursuant to the 1999 Plan through December 31, 2001 were $3.9 million. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 1999 Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The components of the restructuring charge including accrued balances as of December 31, 2001 are as follows:


Description                                                                 Expense         Accrual
-----------                                                              -------------   -------------

Severance and related costs.........................................     $   2,924,546   $         --
Writedown of property, plant and equipment..........................           129,594             --
Lease termination costs.............................................           984,842        164,326
Other...............................................................            32,827             --
                                                                         -------------   ------------
                                                                         $   4,071,809        164,326
                                                                         =============
Less: current portion...............................................                           96,853
                                                                                         ------------
                                                                                         $     67,473
                                                                                         ============

        In the second quarter of 2001, Kroll began implementation of a restructuring plan (the 2001 Plan) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. The total pre-tax restructuring charge recorded pursuant to the 2001 Plan was approximately $2.7 million. Total payments or writeoffs made pursuant to the 2001 Plan through December 31, 2001 were $1.8 million. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. The principal elements of the restructuring plan were the closure of four Investigations and Intelligence Group offices and the elimination of approximately 98 employees. The components of the restructuring charge including accrued balances as of December 31, 2001 are as follows:


Description                                                                 Expense         Accrual
-----------                                                              -------------   ------------

Severance and related costs.........................................     $   1,965,072   $    555,708
Writedown of property, plant and equipment..........................           158,867             --
Lease termination costs.............................................           602,300        345,529
                                                                         -------------   ------------
                                                                         $   2,726,239        901,237
                                                                         =============
Less--Current portion...............................................                          901,237
                                                                                         ------------
                                                                                         $         --
                                                                                         ============

(8)            Income Taxes

        Kroll accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

        Kroll's provision for income taxes on income (loss) is summarized as follows:


                                                                    Years Ended December 31,
                                                        ----------------------------------------------
Description                                                   1999            2000            2001
-----------                                             --------------   -------------   -------------

Current:
   Federal...........................................    $    (925,925)  $  (2,065,160)  $          --
   State and local...................................         (163,398)      1,216,733         735,963
   Foreign...........................................        1,642,357       2,062,676       2,243,691
                                                         -------------   -------------   -------------
                                                               553,034       1,214,249       2,979,654
                                                         -------------   -------------   -------------
Deferred:
   Federal...........................................       (1,224,339)        694,601        (210,408)
   State and local...................................         (216,061)        122,924           7,960
   Foreign...........................................         (217,523)        345,121        (374,941)
                                                         -------------   -------------   -------------
                                                            (1,657,923)      1,162,646        (577,389)
                                                         -------------   -------------   -------------
   Provision for (benefit from) income taxes.........    $  (1,104,889)  $   2,376,895   $   2,402,265
                                                         =============   =============   =============

        Reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:


                                                            Years Ended December 31,
                                       ----------------------------------------------------------------------
                                                1999                     2000                    2001
                                       ---------------------   ----------------------  -----------------------
Description                              Amount        Rate       Amount        Rate      Amount        Rate
-----------                            -----------   -------   -----------    -------  -----------    --------

Provision (benefit) for income taxes
   at the federal statutory rate ...   $  (784,987)     34.0%  $(4,528,590)     34.0%  $(3,056,061)     34.0%
State and local income taxes, net of
   federal benefit .................      (237,930)     10.3       982,021      (7.4)      461,670      (5.1)
Nondeductible expenses .............     1,433,443     (62.1)    2,693,242     (20.2)      418,493      (4.7)
Change in valuation allowance ......    (1,589,715)     68.9       137,952      (1.0)    3,578,817     (39.8)
Tax attributes associated with
   Securify.........................          --         --      2,068,000     (15.5)         --         --
Effect of foreign (income) loss ....       706,515     (30.6)      892,022      (6.7)    1,111,772     (12.3)
Other ..............................      (632,215)     27.4       132,248      (1.0)     (112,426)      1.2
                                       -----------  --------   -----------    ------   -----------   -------
   Provision for (benefit from)
      income taxes .................   $(1,104,889)     47.9%  $ 2,376,895     (17.8)% $ 2,402,265     (26.7)%
                                       ===========   =======   ===========    ======   ===========   =======


        The components of Kroll's consolidated deferred income tax assets and liabilities are summarized below:


                                                                              As of December 31,
                                                                         ----------------------------
Description                                                                   2000           2001
-------------------------------------------------------------------      ----------------------------
Deferred tax assets:
   Allowance for doubtful accounts..................................     $   1,273,428   $  1,726,002
   Depreciation and amortization....................................           543,188             --
   Net operating loss carryforwards.................................         1,887,303      5,466,120
   Payroll and other benefits.......................................           968,763      1,860,217
   Restructuring....................................................           230,859        912,267
   Other accruals...................................................           366,517      1,036,986
   Acquisition costs................................................         1,050,124             --
   Other............................................................           104,362             --
                                                                         -------------   ------------
                                                                             6,424,544     11,001,592
   Valuation allowance..............................................        (1,917,749)    (5,496,566)
                                                                         -------------   ------------
      Net deferred tax assets.......................................         4,506,795      5,505,026
Deferred tax liabilities:
                                                                         -------------   ------------
   Depreciation and amortization....................................                --       (438,369)
   Nonaccrual service fee receivable................................          (215,667)      (241,189)
   Deferred revenue.................................................        (3,547,434)    (2,769,249)
   Database capitalization..........................................        (3,342,575)    (3,372,954)
   Other............................................................          (260,110)      (964,867)
                                                                         -------------   ------------
                                                                            (7,365,786)    (7,786,628)
                                                                         -------------   ------------
      Net deferred tax liability....................................     $  (2,858,991)  $ (2,281,602)
                                                                         =============   ============

        Kroll has certain foreign and domestic net operating loss carryforwards, which, in total, approximated $5.2 million and $16.1 million at December 31, 2000 and 2001, respectively, most of which, at December 31, 2000, relate to discontinued SPSG operations in Mexico and the Philippines. The foreign net operating loss carryforwards at December 31, 2001 relate primarily to Kroll's continuing operations in Asia. The domestic carryforwards expire beginning in 2020. A valuation allowance for all existing domestic and foreign loss carryforwards has been provided, as it is not certain that the tax benefit will be realized in the foreseeable future. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is more likely than not to be realized.

(9)            Related Party Transactions

        (a) Summary of Related Party Transactions--The following summarizes transactions with related parties:


                                                                   Years Ended December 31,
                                                         --------------------------------------------
Description                                                   1999           2000           2001
-----------------------------------------------------    --------------------------------------------
Sales:
   to Shareholder....................................    $   4,779,449   $   5,776,344   $   5,120,559
   to affiliated entities............................           70,595          26,248              --
Purchases:
   From Shareholder..................................          270,970         286,589         386,058
   From affiliated entities..........................          296,100       1,045,222              --
Lease expense to affiliated entities.................          226,766         335,992         554,603
Legal services expense to law firm of a Board member.               --       1,719,862       1,321,659
Amounts receivable from an officer...................          281,561         651,000         494,935
Non-interest bearing advances to shareholders........          167,511              --              --
Trade accounts receivable due from shareholder.......        1,231,685       1,465,474       1,921,930
Trade accounts payable due to affiliate..............               --         239,145              --

        (b) Sales-Shareholder--During the years ended December 31, 1999, 2000 and 2001, the continuing operations of Kroll rendered services to American International Group, Inc. and its subsidiaries (AIG) which is also a shareholder of Kroll. Total revenue recognized for the years ended December 31, 1999, 2000 and 2001 was $4,779,449, $5,776,344 and $5,120,559, respectively. Additionally,
AIG provides certain services to the continuing operations of Kroll, which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $270,970, $286,589 and $386,058 for the years ended December 31, 1999, 2000 and 2001, respectively. The year-end accounts receivable balance from AIG was approximately $1,231,685, $1,465,474 and $1,921,930 at December 31, 1999, 2000
and 2001, respectively.

        (c) Building and Equipment Leases--Affiliated Entities--Effective June 1, 1998, Kroll reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum provide Kroll with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $82,000, $90,000 and $90,000 for the years ended December 31, 1999, 2000 and 2001, respectively. As of December 31, 2000 and 2001, Kroll had $312,929 and $223,057, respectively in unamortized lease deposits with this affiliated entity.

        Kroll is also currently leasing various equipment and office space from several affiliated entities under various five year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $227,000, $246,000 and $465,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        (d) During 1999, 2000 and 2001, an officer of Kroll agreed to reimburse Kroll for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred on his behalf. Amounts due to Kroll at December 31, 1999, 2000 and 2001 pursuant to this agreement were $281,561, $651,000 and $494,935, respectively. Subsequently, the officer reimbursed $250,000 to Kroll.

(10)           Revolving Lines of Credit

        On March 30, 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was further amended on April 20, 2001. Additionally, the loan agreement provided for up to $6.0 million of transactional letters of credit. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The security pledge and joint and several guarantee also extended to the $35.0 million senior notes. Based on the amendments on March 30, 2001 and April 20, 2001, advances under the revolving credit facility bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll used 56.79% of the proceeds from the sale of SPSG including the subsequent conversion of Armor stock to cash, to pay down this line of credit by approximately $28.2 million in 2001.

        The amended agreement required the net proceeds from any lender approved asset sales in excess of $1.0 million per transaction or $2.0 million per fiscal year to be paid proportionately to the lender and the holders of the senior notes, with a corresponding reduction in the total permitted borrowings under the revolving credit facility. A material adverse change in the business of Kroll, including a significant sale of net assets, would result in the acceleration of all amounts due to the lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the loan agreement, Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 5(a) resulted in an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. All amounts outstanding under this agreement were repaid on November 14, 2001, thus terminating the agreement.

        This loan agreement included financial covenants which, among other restrictions, require the maintenance of certain financial ratios and other financial requirements, including an interest coverage ratio, net worth minimums and minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization), that required Kroll to effectively break even before taxes and to generate EBITDA of $6.0 million per quarter. The loan agreement also imposed limitations on mergers, acquisitions, stock redemptions, additional indebtedness and capital expenditures. The loan agreement did not permit the declaration or payment of any dividends, other than stock dividends.

        Anticipating the sale of SPSG, Kroll endeavored to obtain financing of approximately $45.0 million at rates comparable to the original unamended bank loan. Subsequent negotiations did not lead to a financing agreement acceptable to the Company as of December 31, 2001. As a result, pursuit of this alternative was terminated. Kroll's direct expense of $1.0 million, including commitment and due diligence fees and the cost of extending the current amended bank loan has been written off as failed financing costs in the year ended December 31, 2001.

        Average borrowings under the revolving credit facility and its predecessors were $10,838,273, $29,885,224 and $ 23,094,716 during 1999, 2000 and 2001, respectively, at approximate weighted average interest rates of 7.02%, 8.50% and 9.27%, respectively. The maximum borrowings outstanding during 1999, 2000 and 2001 were $22,822,706, $38,442,798 and $ 37,996,679 respectively.
Borrowings under the revolving credit facility were approximately $36.5 million at December 31, 2000. The facility was retired November 14, 2001 (see Note 20).

        Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of (pound)2.5 million. The demand note bears interest at the Bank of England's base rate plus 1.0%. Average borrowings during 2000 and 2001 under the demand note were $2,178,761 and $2,573,786, as translated, at an approximate weighted average interest rate of 7.13% and 6.79%. The maximum borrowings outstanding during 2000 and 2001 were $3,547,638 and $4,525,496, respectively, as translated. Maximum borrowings permitted pursuant to this demand note are $3.6 million based on an exchange rate of 0.69 British pound sterling to the U.S. dollar. Borrowings outstanding pursuant to this demand note were approximately $2.8 million and $2.6 million, as translated at December 31, 2000 and 2001, respectively.

(11)           Long-Term Debt

        The components of long-term debt are as follows:


                                                                               As of December 31,
                                                                         -----------------------------
Description                                                                   2000           2001
----------------------------------------------------------------------   -----------------------------
Senior Secured Subordinated Convertible Notes, interest at 6.0%, net
   of discount of $11,199,674 at December 31, 2001..................     $          --   $ 18,800,326
Senior notes payable to various institutions, interest at 8.56%
   payable semi-annually. Repaid subsequent to December 31, 2000 as a result of acceleration due to the disposition of most entities that
   comprise SPSG....................................................        35,000,000             --
Notes payable to former shareholders of acquired companies, interest at fixed rates ranging from 5.5% to 7.0%, payable in scheduled installments through January 2003, certain notes secured by
   acquired assets..................................................           625,320        225,000
Notes payable to banks, variable interest rate at prime plus 1.5%, fixed rates ranging from 9.0% to 18.0%, payable in scheduled installments through December 2010 with certain instruments subject
   to prepayment penalties, collateralized by certain real and
   personal property................................................           392,553        360,081
Other notes payable, interest at 8.5%, payable March 2002...........            51,708         10,964
                                                                         -------------   ------------
                                                                            36,069,581     19,396,371
Less--current portion (at December 31, 2000, excludes effect of
   acceleration of senior notes payable)............................        (3,360,029)      (318,090)
                                                                         -------------   ------------
                                                                         $  32,709,552   $ 19,078,281
                                                                         =============   ============

        Senior Notes

        Kroll's $35.0 million of senior notes were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). The senior notes also contained financial covenants, which among other restrictions required the maintenance of a minimum level of net worth and a fixed charge coverage ratio. The senior notes were cross-collateralized and guaranteed with the Company's revolving credit facility and contained similar acceleration provisions that required the net proceeds from asset sales to be paid proportionately to the revolving credit facility lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the senior notes, Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 5(a)) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used 43.21% of the proceeds from the sale of SPSG to repay these notes by approximately $21.2 million during the third quarter of 2001. On November 14, 2001, all outstanding debt under the senior notes was repaid, with no adverse consequences resulting from any event of non-compliance.

        Senior Secured Subordinated Convertible Notes

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

        The notes are secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the credit facility, except that the notes are subordinate to the security interest and rights of the credit facility lender.

        The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt other than the $15.0 million credit facility, guaranteeing the obligations of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders.

        Kroll has an effective registration statement with the SEC covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective for at least two years.

        The note holders may designate an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes were converted, are held by the noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal.

        A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes. The deferred financing costs associated with the former financing in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the year ended December 31, 2001.

        Scheduled maturities of long-term debt (exclusive of the effect of the acceleration of the senior notes payable subsequent to year-end) at December 31, 2001 are as follows:

Year                                                                   Amount
----                                                                ------------

2002..............................................................  $    318,090
2003..............................................................        53,654
2004..............................................................        25,311
2005..............................................................        24,789
2006..............................................................    30,027,657
Thereafter........................................................       146,545
                                                                    ------------
                                                                      30,596,045
Discount on convertible notes.....................................    11,199,674
                                                                    ------------
                                                                    $ 19,396,371
                                                                    ============

 (12)          Operating Leases

        Kroll leases office space and certain equipment and supplies under agreements with terms from one to fifteen years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2001:

Year                                                                   Amount
----                                                                ------------

2002................................................................$  8,389,315
2003................................................................   6,930,862
2004................................................................   5,646,621
2005................................................................   5,020,250
2006................................................................   4,672,203
Thereafter..........................................................   6,020,703
                                                                    ------------
                                                                    $ 36,679,954
                                                                    ============

        Rental expense charged against current operations amounted to approximately $8,646,000, $10,481,000 and $10,638,000 for the years ended
December 31, 1999, 2000 and 2001, respectively.

(13)           Defined Contribution and Bonus Plans

        As of December 31, 2001, Kroll had the following employee benefit plans in place:

         (a) Defined Contribution Plans--Kroll and its subsidiaries have established various non-contributory profit sharing/401(k) plans covering substantially all of Kroll's employees. Contributions to the plans are discretionary and are determined annually by Kroll's Board of Directors. Certain plans also offer a matching contribution whereby Kroll will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $954,000, $977,000 and $1,167,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

         (b) Profit and Revenue Sharing Plans--Kroll and its subsidiaries have established various profit and revenue sharing plans covering substantially all of Kroll's employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. Kroll may amend, modify or terminate these plans at any time. Kroll expensed approximately $1,235,000, $1,092,000 and $3,835,000 associated with the profit and revenue sharing plans in 1999, 2000 and 2001, respectively.

(14)           Equity Arrangements

        The following equity arrangements include all obligations and rights of Kroll, including those that pertain to employees, division, units and subsidiaries that are accounted for as discontinued operations.

         (a) Stock Option Plans--In 1996, Kroll adopted a stock option plan (the 1996 Plan) for employees, non-employee directors and consultants. Kroll may grant options for up to 1,757,000 shares under the 1996 Plan. Options for 647,195, 262,374 and 155,000 shares were granted during 1999, 2000 and 2001, respectively. The options generally vest in three equal annual installments over the three years following the date of grant. Options granted under the plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years.

        In connection with stock options granted by Securify during the year ended December 31, 1998, Kroll recorded deferred compensation of $1,192,096, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable options. Approximately $298,000 and $236,000 was expensed in the years ended 1999 and 2000, respectively. The unamortized balance of the deferred compensation relating to these stock options was reversed to shareholders' equity upon the sale of Securify in October 2000.

        In 2000, Kroll adopted a stock option plan (the 2000 Option Plan) for non-officer employees. Kroll may grant options for up to 750,000 shares under the 2000 Option Plan. In May 2001 the 2000 Option Plan was amended to increase by 2,250,000 the number of options that could be granted to a total of 3,000,000. Options for 742,400 and 2,027,000 shares were granted during the years ended 2000 and 2001, respectively. Options under the 2000 Option Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest according to a formula determined by the Board of Directors on the date of the grant.

        In 2001, Kroll adopted a stock option plan (the 2001 Option Plan) for non-employee directors. Kroll may grant options for up to 200,000 shares under the 2001 Option Plan. Options for 10,000 shares were granted to each of the four non-employee directors following Kroll's annual meeting of shareholders on August 16, 2001. Options under the 2001 Option Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest in three equal annual installments over the three years following the date of grant.

        At December 31, 2001, there were approximately 619,000, 231,000 and 160,000 authorized shares remaining for grant in the 1996 Plan, the 2000 Option Plan and the 2001 Option Plan, respectively.

         (b) Restricted Stock Plan--Effective August 12, 1998, Kroll adopted a stock incentive plan (the Stock Incentive Plan) for employees. Kroll may grant up to 500,000 shares under the Stock Incentive Plan. During fiscal 1999, 47,500 shares were granted under the plan, however there were no shares granted under the plan during 2000 or 2001. In connection with the shares granted under the Stock Incentive Plan in 1999, Kroll recorded deferred compensation of $1,571,661, representing the difference between the fair market value of Kroll common stock on the date of grant and the purchase price of the shares. This amount is presented as a reduction of shareholders' equity and will be amortized ratably over the vesting periods of the applicable grants. Approximately $758,000, $364,000 and $337,000 were expensed in 1999, 2000 and 2001, respectively. The deferred compensation was reduced in 2000 by approximately $113,000 applicable to options forfeited by employees terminated in 2000. The restricted stock grants vest ratably over three years.

        At December 31, 2001, there were approximately 453,000 authorized shares remaining for grant in the Stock Incentive Plan.

         (c) Common Stock Warrants--As of December 31, 2001, warrants originally granted by Laboratory Specialists of America, Inc. to purchase 8,719 shares of common stock at $25.69 per share were outstanding. These warrants were issued in June 1998 to certain consultants and underwriters in connection with the completion of a private offering of common stock in 1998 and were recognized as compensation paid for services rendered and treated as a reduction in the recognized net proceeds from the offering.

        As of December 31, 2001, warrants originally granted by BAI to purchase 807 shares of common stock at $19.52 per share were outstanding. These warrants were issued in June and July of 1996 and January of 1998 to certain consultants and other non-employees with exercise prices equal to or greater than the then fair value of BAI's common stock on those dates.

        As of December 31, 2001, Kroll had a total of 9,526 warrants still outstanding.

         (d) Stock Based Compensation Disclosure--SFAS 123 requires, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost for these plans been determined consistent with SFAS 123, Kroll's net loss and basic and diluted loss per share would have been as follows:


                                                                    Years Ended December 31,
                                                         ---------------------------------------------
Description                                                   1999            2000            2001
----------------------------------------------------     -------------   -------------   -------------

Net loss:
   As reported.......................................    $  (1,921,819)  $ (33,944,313)  $ (21,386,846)
   Pro forma.........................................    $  (4,844,407)  $ (37,332,945)  $ (24,863,627)
Basic and diluted loss per share:
   As reported.......................................    $        (0.09) $        (1.52) $        (0.95)
   Pro forma.........................................    $        (0.22) $        (1.67) $        (1.11)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:


                                                                    Years Ended December 31,
                                                         ---------------------------------------------
Description                                                   1999            2000            2001
----------------------------------------------------     -------------   -------------   -------------

Dividend yield.......................................               --              --              --
Expected volatility..................................            41.4%           43.7%           74.0%
Risk-free interest rate..............................      5.29%-5.44%      6.14%-6.7%           4.38%
Expected lives.......................................        7.5 years       7.5 years       5.0 years

        The 647,195 options granted by Kroll during 1999 have a weighted-average exercise price of $27.31, a weighted-average fair value of $15.49 and remaining contractual lives, on a weighted-average basis, of 7.2 years. The 1,004,774 options granted by Kroll during 2000 have a weighted-average exercise price of $6.37, a weighted-average fair value of $3.73 and remaining contractual lives, on a weighted-average basis, of 8.4 years. The 2,222,000 options granted by Kroll during 2001 have a weighted-average exercise price of $7.39, a weighted-average fair value of $4.69 and remaining contractual lives, on a weighted-average basis, of 9.4 years.

        A summary of the status of Kroll's stock option plans and the changes during the years then ended is presented in the table below:


                                                               As of December 31,
                                       ------------------------------------------------------------------
                                               1999                    2000                 2001
                                       ---------------------   ---------------------  -------------------
                                                    Weighted                Weighted             Weighted
                                                     Average                Average              Average
                                                    Exercise                Exercise             Exercise
Description                              Shares       Price    Shares       Price      Shares     Price
-----------------------------------    ---------   ---------  ---------   ----------  --------  ---------

Outstanding, beginning of year.....    1,459,990   $   11.54  1,830,039   $   17.06  2,398,298  $   13.19
   Granted.........................      647,195       27.31  1,004,774        6.37  2,222,000       7.39
   Exercised.......................     (194,371)       9.11   (115,197)       0.73   (384,204)      6.72
   Forfeited/Expired/Cancelled.....      (82,775)      23.06   (321,318)      18.39   (910,838)     13.28
                                       ---------   ---------  ---------   ---------  ---------  ---------
Outstanding, end of year...........    1,830,039   $   17.06  2,398,298   $   13.19  3,325,256  $   10.04
                                       =========   =========  =========   =========  =========  =========
   Exercisable, end of year........      983,510   $   10.53  1,111,084   $   14.61    993,986  $   14.50
                                       =========   =========  =========   =========  =========  =========

        Of the options outstanding at December 31, 2001, 357,904 options are exercisable at prices per share ranging from $0.52 to $6.375 per share, 228,631 options are exercisable at prices per share ranging from $6.4 to $17.25 per share and 407,451 options are exercisable at prices per share ranging from $18.59 to $30.75 per share.

(15)           Commitments and Contingencies

        (a) Letters of Credit--In connection with the sale of SPSG, Kroll provided a $1.5 million standby letter of credit in favor of Armor to cover certain potential foreign tax liabilities of SPSG. This letter of credit is personally guaranteed by an officer and shareholder of Kroll.

        (b) Employment Agreements--Kroll has employment agreements with its executive officers and management level personnel with annual compensation ranging in value up to $450,000, over varying periods extending to April 2005. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also contain certain non-competition clauses and generally provide for one year's salary if the agreement is not renewed.

        As of December 31, 2001, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $11.4 million.

        (c) Legal Matters--Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll and also seek class certification. The plaintiffs seek a declaration that the individual defendants breached their fiduciary duty and seek damages and attorneys' fees in an unspecified amount. Kroll believes that the allegations in the complaint are meritless and will defend the suits vigorously.

        In 1999, Kroll learned that an individual had filed a qui tam suit against Kroll under the Civil False Claims Act alleging that Kroll and three of its vendors knowingly violated their contractual requirements with the Army due to the vendors' alleged failure to have certified welders. In October 2000, Kroll settled this litigation with the Department of Justice for approximately $1.1 million, plus legal costs. Kroll admitted no wrongdoing as part of the settlement. All amounts under this settlement were paid before December 31, 2001. The qui tam suit and the corresponding settlement related entirely to the discontinued SPSG operation.

        Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville (LAMB)), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (HSBC). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck, seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. While this matter is at a preliminary stage and no response has yet been filed to the third-party claim against LAMB and no discovery has been conducted, LAMB and its principals believe that they have meritorious defenses to the claims and intend to defend them vigorously.

        In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its financial position, results of operations or its cash flows.

(16)           Fair Value of Financial Instruments

        The fair value of long-term debt approximates its historical carrying amount. Cash equivalents, other current assets and current liabilities are reflected in the financial statements at cost, which approximates fair value due to the short-term nature of these items.

 (17)          Customer and Segment Data

        (a) Segment Data--Through October 17, 2000, Kroll operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group. As a result of the preferred stock sale completed by the Information Security Group on October 17, 2000, the Group ceased to be a part of the consolidated results of Kroll from that date forward. See Note 6(a) for more information on this transaction.

        As a result of the sale of SPSG to Armor on August 22, 2001 (see Note 5(a)), SPSG was accounted for as a discontinued operation and all prior periods have been restated accordingly in the accompanying consolidated financial statements. The segment data in the table below depicts the Investigations and Intelligence Group in three business segments; Consulting Services, Security Services and Employee Screening Services, restated historically for segment presentation. Kroll's reportable segments are now organized, managed and operated along product lines, as these product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

        The Consulting Services segment includes revenues from business investigations and intelligence services as well as financial services. Business investigations and intelligence services include revenues from nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries, and intellectual property and infringement investigations. Financial services include revenues from forensic accounting, recovery and restructuring, asset tracing and analysis, and pre-acquisition due diligence.

        The Security Services segment includes revenues from security and technology services. Security services include revenues from threat assessment, risk and crisis management, corporate security planning and executive protection, security architecture and design, and electronic countermeasures. Technology services include revenues from computer forensics and data recovery, information security and litigation and systems support.

        The Employee Screening Services segment includes revenues from pre-employment background checking, drug testing and surveillance.

        The following summarizes information about Kroll's business segments for the years ended December 31, 1999, 2000 and 2001:

                                  Investigations and Intelligence Group
                                  -------------------------------------
                                                                       Information
                                   Consulting  Security    Employee     Security
                                    Services   Services    Screening      Group        Other     Consolidated
                                    --------   --------    ---------   ------------    -----     ------------
                                                           (dollars in thousands)
1999
   Net sales to unaffiliated
      customers ................   $ 108,841   $  29,733   $  44,926    $   4,345    $    --      $ 187,845
                                   =========   =========   =========    ========     =========    =========
   Gross profit ................   $  48,518   $  11,897   $  20,764    $   2,300    $    --      $  83,479
                                   =========   =========   =========    ========     =========    =========
   Operating income (loss) .....   $  14,384   $   2,036   $     (11)   $  (1,764)   $ (14,481)   $     164
                                   =========   =========   =========    ========     =========    =========
   Identifiable assets at year-end.$  76,075   $  14,204   $  23,121    $   3,359    $    --      $ 116,759
                                   =========   =========   =========    ========     =========
   Corporate assets ............                                                                     53,491
   Net assets of discontinued
      operations ...............                                                                     87,503
                                                                                                  ---------
   Total assets at year-end ....                                                                  $ 257,753
                                                                                                  =========
 2000
   Net sales to unaffiliated
      customers ................   $ 123,556   $  31,433   $  46,588    $   4,033    $    --      $ 205,610
                                   =========   =========   =========    ========     =========    =========
   Gross profit (loss) .........   $  47,347   $  12,537   $  22,338    $    (403)   $    --      $  81,819
                                   =========   =========   =========    ========     =========    =========
   Operating income (loss) .....   $   7,142   $   3,165   $   5,305    $  (9,554)   $ (16,964)   $ (10,906)
                                   =========   =========   =========    ========     =========    =========
   Identifiable assets at year-end.$  84,669   $  14,680   $  22,258    $    --      $    --      $ 121,607
                                   =========   =========   =========    ========     =========
   Corporate assets ............                                                                     49,820
   Net assets of discontinued
      operations ...............                                                                     55,979
                                                                                                  ---------
   Total assets at year-end ....                                                                  $ 227,406
                                                                                                  =========

 2001
   Net sales to unaffiliated
      customers ................   $ 136,877   $  28,509   $  42,491    $    --      $    --      $ 207,877
                                   =========   =========   =========    ========     =========    =========
   Gross profit ................   $  51,284   $  12,238   $  19,303    $    --      $    --      $  82,825
                                   =========   =========   =========    ========     =========    =========
   Operating income (loss) .....   $   8,659   $   4,578   $   4,330    $    --      $ (22,255)   $  (4,688)
                                   =========   =========   =========    ========     =========    =========
   Identifiable assets at year-end.$  83,667   $  13,111   $  21,107    $    --      $    --      $ 117,885
                                   =========   =========   =========    ========     =========
   Corporate assets ............                                                                     51,901
                                                                                                  ---------
   Total assets at year-end ....                                                                  $ 169,786
                                                                                                  =========

        Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income (loss) is gross profit less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses and income taxes. The Other column includes Kroll's corporate headquarters costs. Identifiable assets by segment are those assets that are used in Kroll's operations in each segment. Corporate assets are principally cash, computer software, costs in excess of assets acquired, certain intangible assets and certain prepaid expenses.

        Depreciation expense and capital expenditures for each of Kroll's business segments for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                     Investigations and Intelligence Group
                                     -------------------------------------
                                                                        Information
                                     Consulting   Security   Employee    Security
                                      Services    Services   Screening    Group      Other   Consolidated
                                     ----------  ---------   ---------  -----------  -----   ------------
                                                           (dollars in thousands)
1999
   Depreciation expense............    $  1,723   $    399   $  1,334   $     93   $    400  $  3,949
                                       ========   ========   ========   ========   ========  ========
   Capital expenditures............    $  6,981   $    986   $  1,745   $  1,673   $  1,752  $ 13,137
                                       ========   ========   ========   ========   ========  ========



                                     Investigations and Intelligence Group
                                     -------------------------------------
                                                                        Information
                                     Consulting  Security    Employee    Security
                                      Services   Services    Screening    Group      Other  Consolidated
                                     ----------  --------    ---------  ----------  ------- ------------
                                                           (dollars in thousands)

2000
   Depreciation expense............    $  2,523   $    488   $  1,440   $    254   $    764  $  5,469
                                       ========   ========   ========   ========   ========  ========
   Capital expenditures............    $  4,463   $    559   $  1,020   $  1,551   $    105  $  7,698
                                       ========   ========   ========   ========   ========  ========

2001
   Depreciation expense............    $  3,419   $    732   $  1,374   $     --   $    741  $  6,266
                                       ========   ========   ========   ========   ========  ========
   Capital expenditures............    $    956   $    163   $    735   $     --   $     --  $  1,854
                                       ========   ========   ========   ========   ========  ========

        The following summarizes information about Kroll's different geographic areas for the years ended December 31, 1999, 2000 and 2001:


                                       United                             Other
                                       States      Europe      Asia      Foreign   Elimination  Consolidated
                                      ---------  ---------   -------   ----------  -----------  ------------
                                                           (dollars in thousands)

1999
   Net sales to unaffiliated
      customers....................     112,053   $ 26,597   $ 18,840   $ 30,355   $     --     $187,845
   Intercompany....................       3,099      2,796      2,371        570     (8,836)          --
                                       --------   --------   --------   --------   --------     --------
      Total net sales..............    $115,152   $ 29,393   $ 21,211   $ 30,925   $ (8,836)    $187,845
                                       ========   ========   ========   ========   ========     ========
   Operating income (loss).........    $(11,981)  $  3,457   $  4,812   $  3,876   $     --     $    164
                                       ========   ========   ========   ========   ========     ========
   Identifiable assets at year-end.    $ 71,208   $ 17,448   $ 14,083   $ 14,020   $     --     $116,759
                                       ========   ========   ========   ========   ========
   Corporate assets................                                                               53,491
   Net assets of discontinued
      operations...................                                                               87,503
                                                                                                --------
   Total assets at year-end........                                                             $257,753
                                                                                                ========

2000
   Net sales to unaffiliated
      customers....................    $120,911   $ 34,272   $ 15,997   $ 34,430   $     --     $205,610
   Intercompany....................       3,597      1,755        699        362     (6,413)          --
                                       --------   --------   --------   --------   --------     --------
      Total net sales..............    $124,508   $ 36,027   $ 16,696   $ 34,792   $ (6,413)    $205,610
                                       ========   ========   ========   ========   ========     ========
   Operating income (loss).........    $(18,886)  $  3,752   $    557   $  3,671   $     --     $(10,906)
                                       ========   ========   ========   ========   ========     ========
   Identifiable assets at year-end.    $ 75,925   $ 19,200   $ 11,371   $ 15,111   $     --     $121,607
                                       ========   ========   ========   ========   ========
   Corporate assets................                                                               49,820
   Net assets of discontinued
      operations...................                                                               55,979
                                                                                                --------
   Total assets at year-end........                                                             $227,406
                                                                                                ========

2001
   Net sales to unaffiliated           $123,511   $ 47,814   $ 12,232   $ 24,320   $     --     $207,877
      customers....................
   Intercompany....................       3,140        758        313      2,299     (6,510)          --
                                       --------   --------   --------   --------   --------     --------
      Total net sales..............    $126,651   $ 48,572   $ 12,545   $ 26,619   $ (6,510)    $207,877
                                       ========   ========   ========   ========   ========     ========
   Operating income (loss).........    $(12,959)  $  8,128   $ (3,294)  $  3,437   $     --     $ (4,688)
                                       ========   ========   ========   ========   ========     ========
   Identifiable assets at year-end.    $ 75,850   $ 22,785   $  8,765   $ 10,485   $     --     $117,885
                                       ========   ========   ========   ========   ========
   Corporate assets................                                                               51,901
                                                                                                --------
   Total assets at year-end........                                                             $169,786
                                                                                                ========

        Kroll accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

        The following summarizes Kroll's sales in the United States and foreign locations:


                                                                    Years Ended December 31,
                                                         ---------------------------------------------
                                                              1999            2000            2001
                                                         -------------   -------------   -------------
                                                                    (dollars in thousands)
Sales to unaffiliated customers:
   United States.....................................    $     114,193   $     125,779   $     123,973
   Europe............................................           28,259          34,237          42,586
   Asia..............................................           22,763          16,343           9,926
   Central & South America...........................           13,712          16,696          10,285
   Other Foreign.....................................            8,918          12,555          21,107
                                                         -------------   -------------   -------------
   Total net sales to unaffiliated customers.........    $     187,845   $     205,610   $     207,877
                                                         =============   =============   =============

        Export sales by Kroll's domestic operations were approximately 2%, 2% and 4% of net sales for each of the years ended December 31, 1999, 2000 and 2001, respectively.

        Kroll's laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements.

        Kroll has foreign operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Russia, Singapore, South Africa, the Philippines and the United Kingdom. In addition, Kroll sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, Kroll is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

        (b) Major Customers--Kroll had no major customer that accounted for a significant percentage of sales from continuing operations during the years ended December 31, 1999, 2000 and 2001.

(18)           Supplemental Cash Flows Disclosures

        The following is a summary of cash paid related to certain items:


                                                                    Years Ended December 31,
                                                        ----------------------------------------------
                                                              1999            2000            2001
                                                        --------------   -------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.............................   $   4,369,443   $   5,787,084   $   5,561,807
                                                         =============   =============   =============
   Cash paid for taxes, net of refunds................   $   3,599,785   $     318,856   $     131,070
                                                         =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Deferred compensations related to options and
      restricted stock................................   $   1,158,066   $          --   $          --
                                                         =============   =============   =============
   Accrued contingent consideration incurred in
      connection with acquisition of businesses.......   $   1,071,688   $     812,033   $     299,133
                                                         =============   =============   =============
   Fair value of stock issued in connection with
      acquisition of businesses.......................   $   8,011,929   $          --   $          --
                                                         =============   =============   =============
   Notes issued in connection with acquisition of
      businesses......................................   $          --   $     625,320   $          --
                                                         =============   =============   =============
   Notes forgiven in connection with the sale of DRI..   $          --   $          --   $     189,960
                                                         =============   =============   =============
   Receipts of notes receivable from the sale of
      businesses including VDCG, SPSG and DRI (see
      Notes 5(a), 5(b) and 6(b))......................   $          --   $          --   $   2,543,273
                                                         =============   =============   =============
   Write-down of discounted notes receivable from the
      sale of VDCG (see Note 5(b))....................   $          --   $          --   $  (1,830,578)
                                                         =============   =============   =============

 (19)         Quarterly Financial Data (unaudited)


                                                   First         Second         Third         Fourth
                                                  Quarter       Quarter        Quarter       Quarter
                                               -----------    -----------   -----------   ------------
                                                    (dollars in thousands, except per share data)
2000
   Net sales...............................    $    50,955    $    51,480   $    56,303    $    46,872
   Gross profit............................    $    21,970    $    21,765   $    22,416    $    15,668
   Loss from continuing operations.........    $    (1,415)   $    (4,016)  $    (4,100)   $    (6,165)
   Income (loss) from operations of
      discontinued SPSG....................    $     1,330    $      (110)  $    (2,967)   $    (8,264)
   Loss from operations of discontinued
      VDCG.................................    $      (295)   $      (155)  $      (121)   $    (2,629)
   Loss on disposal of discontinued VDCG       $        --    $        --   $        --    $    (5,038)
   Net loss................................    $      (380)   $    (4,281)  $    (7,188)   $   (22,096)
   Basic income (loss) per share from:
      Continuing operations................    $      (0.07)  $     (0.18)  $     (0.18)   $     (0.27)
      Operations of discontinued SPSG......    $       0.06   $        --   $     (0.13)   $     (0.38)
      Operations of discontinued VDCG......    $      (0.01)  $     (0.01)  $     (0.01)   $     (0.11)
      Disposal of discontinued VDCG........    $      --      $        --   $        --    $     (0.23)
         Total.............................    $      (0.02)  $     (0.19)  $     (0.32)   $     (0.99)





                                                   First         Second         Third         Fourth
                                                  Quarter       Quarter        Quarter       Quarter
                                               -----------    -----------   -----------   ------------
                                                    (dollars in thousands, except per share data)

   Diluted income (loss) per share from:
      Continuing operations................    $      (0.07)  $      (0.18) $      (0.18)   $     (0.27)
      Operations of discontinued SPSG......    $       0.06   $      --     $      (0.13)   $     (0.38)
      Operations of discontinued VDCG......    $      (0.01)  $      (0.01) $      (0.01)   $     (0.11)
      Disposal of discontinued VDCG........    $      --      $      --     $       --      $     (0.23)
         Total.............................    $      (0.02)  $      (0.19) $      (0.32)   $     (0.99)

2001
   Net sales...............................    $    50,775    $    48,585   $     49,356    $    59,161
   Gross profit............................    $    21,105    $    20,050   $     17,280    $    24,390
   Income (loss) from continuing
      operations...........................    $      (177)   $    (4,575)  $     (7,257)   $       618
   Income (loss) of discontinued SPSG......    $       751    $    (1,103)  $     (6,295)   $      (894)
   Loss from operations of discontinued
      VDCG.................................    $      (104)   $        --   $        --     $        --
   Loss on disposal of discontinued VDCG       $        --    $        --   $     (1,831)   $      (177)
   Loss on extraordinary item..............    $        --    $        --   $       (344)   $        --
   Net income (loss).......................    $       470    $    (5,678)  $    (15,727)   $      (452)
   Basic income (loss) per share from:
      Continuing operations................    $      (0.01)  $     (0.20)  $      (0.33)   $      0.03
      Discontinued SPSG....................    $       0.03   $     (0.05)  $      (0.28)   $     (0.04)
      Operations of discontinued VDCG......    $      (0.00)  $     --      $      --       $       --
      Disposal of discontinued VDCG........    $      --      $     --      $      (0.08)   $     (0.01)
      Extraordinary item...................    $      --      $     --      $      (0.02)   $       --
         Total.............................    $       0.02   $     (0.25)  $      (0.70)   $     (0.02)
   Diluted income (loss) per share from:
      Continuing operations................    $      (0.01)  $     (0.20)  $      (0.32)   $      0.03
      Discontinued SPSG....................    $       0.03   $     (0.05)  $      (0.28)   $     (0.04)
      Operations of discontinued VDCG......    $      (0.00)  $     --      $      --       $       --
      Disposal of discontinued VDCG........    $      --      $     --      $      (0.08)   $     (0.01)
      Extraordinary item...................    $      --      $     --      $      (0.01)   $       --
         Total.............................    $       0.02   $     (0.25)  $      (0.70)   $     (0.02)


 (20)          Subsequent Events

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The borrowing amount is calculated based on an analysis of Kroll's accounts receivable and unbilled revenues as of the month end preceding the borrowing date. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of March 21, 2002, there were no amounts borrowed under the credit facility.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of Kroll are as follows:

Name                                             Age    Title
-------------------------------------------      ---    -----------------------------------------------

Jules B. Kroll.............................      60     Executive Chairman of the Board

Michael G. Cherkasky.......................      51     President, Chief Executive Officer and Director

Michael D. Shmerling.......................      46     Executive Vice President, Chief Operating
                                                        Officer and Director

Michael A. Petrullo........................      33     Vice President, Acting Chief Financial Officer,
                                                        and Controller

Sabrina H. Perel ..........................      40     Vice President, General Counsel and Secretary

Thomas E. Constance........................      65     Director

Raymond E. Mabus...........................      53     Director

J. Arthur Urciuoli.........................      64     Director

-------------------------

        Jules B. Kroll has been Executive Chairman of the Board since May 15, 2001. Previously, Mr. Kroll had been Chairman of the Board and Chief Executive Officer of Kroll since the merger of The O'Gara Company and Kroll Holdings, Inc. on December 1, 1997. Mr. Kroll was named Co-Chief Executive Officer of Kroll and Chief Executive Officer of the Investigations and Intelligence Group in April 2000.

        He founded Kroll Associates, Inc., a subsidiary of Kroll, in 1972 and has been the Chairman of the Board of Directors of Kroll Associates since its founding. Mr. Kroll also is a director of Presidential Life Insurance Company and Security Technologies Group, Inc. He has been a director of Kroll since December 1997.

        Michael G. Cherkasky has been Chief Executive Officer of Kroll since May 15, 2001. Previously, Mr. Cherkasky had been President and Chief Operating Officer of Kroll's Investigations and Intelligence Group since December 1997. Prior to the Kroll Holdings merger, he had been an Executive Managing Director of Kroll Associates since April 1997 and Chief Operating Officer of Kroll Associates since January 1997. From November 1995 to January 1997, he was the head of Kroll Associates' North American Region and from February 1994 to November 1995 he was the head of Kroll Associates' Monitoring Group. From June 1993 to November 1993, Mr. Cherkasky was a candidate for public office. From 1978 to June 1993, Mr. Cherkasky was with the District Attorney's office for New York County, his last position being Chief of the Investigation Division. He has been a director of Kroll since December 1997.

        Michael D. Shmerling has been Executive Vice-President of Kroll since September 20, 2001 and Chief Operating Officer of Kroll since May 15, 2001. He has held the position of President of the Employee Screening Services practice of Kroll's Investigation and Intelligence Group since June 1999. He has been involved in the criminal justice system for over 13 years. From September 1995 to June 1999, Mr. Shmerling was one of the founders of Background America, Inc., a company providing background investigations services to governments, corporations and other professional clients, which was acquired by Kroll in June 1999. In 1989, he co-founded Transcor America, Inc., a nationwide prison transportation company. In 1990, he co-founded Correction Management Affiliates, Inc., a private correctional facility management company. He served as Chairman of the Board of Transcor America, Inc. until he resigned to dedicate his time to Correction Partners, Inc., a private prison management company majority-owned by Correction Management Affiliates, Inc., In 1994 and 1995, all of the above correctional management companies were sold to Corrections Corporation of America. He is also a Certified Public Accountant (inactive), and a member of the American Institute of Certificate Public Accountants. He practiced as an accountant for more than 15 years. From 1977 to 1980, he was a member of the professional staff of certified public accountants at Ernst & Young. Mr. Shmerling has been a director of Kroll since August 2001.

        Michael A. Petrullo has been Acting Chief Financial Officer of Kroll since November 29, 2001 and Vice President and Controller of Kroll since August 2001. He has been Vice President-Finance of Kroll's Investigations and Intelligence Group since February 1999. He was Controller of that group from February 1998 until February 1999. He served as Assistant Controller of Kroll Associates from April 1995 to February 1998. From 1990 until April 1995 he was with KPMG Peat Marwick LLP in the audit/assurance practice and in the forensic accounting group.

        Sabrina H. Perel has been Vice President, General Counsel and Secretary of Kroll since August 2001. Previously, she had held the position of Vice President and Deputy General Counsel of Kroll from January 1998. From October 1996 until December 1997, she served as Deputy General Counsel of Kroll Associates. From 1988 until 1996, Ms. Perel was with the law firm of Riker, Danzig, Scherer, Hyland & Perretti LLP in Morristown, New Jersey. She also served as a law clerk to a state appellate judge from 1987 to 1988.

        Thomas E. Constance has been a partner in the law firm of Kramer Levin Naftalis & Frankel LLP since 1994. From 1973 to 1994, Mr. Constance was with the law firm of Shea & Gould. Mr. Constance is a director of Uniroyal Technology Corp. and Siga Technologies Inc. He has been a director of Kroll since December 2000.

        Raymond E. Mabus is President of Frontline Global Resources Development Group Ltd., a provider of workforce analysis, foreign investment planning and resource generation services, and of counsel to the law firm of Baker, Donaldson, Bearman and Caldwell. He also manages a family timber business. He served as the United States Ambassador to the Kingdom of Saudi Arabia from 1994 until 1996, as a consultant to Mobil Telecommunications Technology from 1992 until 1994 and as Governor of the State of Mississippi from 1988 until 1992. Mr. Mabus is a director of Foamex International, Inc. and Friede Goldman Halter. Mr. Mabus has been a director of Kroll since November 1996.

        J. Arthur Urciuoli has been Chairman of Archer Group, a provider of private investment and consulting services, since 1999. Mr. Urciuoli served with Merrill Lynch & Company, Inc. from 1969 until 1999. He was Chairman of Merrill Lynch's International Private Client Group and was responsible for strategic development and acquisitions from 1997 to 1999. He was Director of the Marketing Group of Merrill Lynch Private Client Group from 1993 to 1997. He has also served as Chairman of the Mutual Fund Forum/Forum for Investor Advice from 1997 to 1998 and as Chairman of the Sales and Marketing Committee of the Securities Industry Association from 1986 to 1989. Mr. Urciuoli is an advisory director of de Visscher, Olson & Allen LLC. He has been a director of Kroll since August 2001.

        Our code of regulations provides that the number of Kroll directors will not be less than the lesser of three or the number of shareholders of record, the exact number of which may be fixed or changed by a majority vote of directors at any meeting of the board of directors at which a quorum is present or at a meeting of the shareholders called for the purpose of electing directors at which a quorum is present by the affirmative vote of a majority of shares entitled to vote on such proposal. Directors are elected for a one year term by the affirmative vote of the majority of the shares actually voted at the meeting. Directors will remain directors until the next annual meeting of the shareholders and until their successors are duly elected or until their earlier death, resignation or removal.

        Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires Kroll's executive officers and directors, and persons who beneficially own more than ten percent of Kroll's equity securities, to file reports of security ownership and changes in that ownership with the

Securities and Exchange Commission. These persons are also required by SEC regulations to furnish Kroll with copies of all Section 16(a) forms they file. Based upon a review of copies of these forms and written representations from its executive officers and directors, Kroll believes that all Section 16(a) forms were filed on a timely basis during and for 2001 except that the Form 3 of Mr. Shmerling, which was timely filed, was later amended.

Item 11.       EXECUTIVE COMPENSATION

        Summary Information. The following table sets forth compensation paid by Kroll and its subsidiaries, for services in all capacities, to Kroll's Chief Executive Officer and each of the four other most highly compensated executive officers during the years ended December 31, 2001, 2000 and 1999. These persons are sometimes referred to as the "named executive officers."


                                                                             Long Term
                                           Annual Compensation           Compensation Awards
                                     --------------------------------   ---------------------
                                                             Other     Restricted  Security       All
                                                            Annual       Stock    Underlying     Other
     Name and Current                 Salary      Bonus   Compensation   Awards  Stock Option  Compensation
    Principal Position       Year       ($)        ($)        ($)        ($)(3)    Grants (#)     ($)(4)
    ------------------       ----       ---        ---    ------------  -------- ------------- -------------


Jules B. Kroll              2001     375,000        --         --            --         --      18,218
  Executive Chairman of     2000     375,000        --         --            --         --      16,556
  the Board (1)             1999     375,000        --         --            --         --      14,661

Michael G. Cherkasky        2001     416,000        --         --            --     75,000      11,869
  President and Chief       2000     416,000    116,667        --            --     20,000      11,768
  Executive Officer (2)     1999     400,000    100,000        --       155,628     50,000       9,740

Michael D. Shmerling        2001     300,000        --         --            --     55,000       3,031
  Chief Operating Officer   2000     225,000    30,000         --            --     14,000       1,929
  Executive Vice President  1999      87,500(5) 31,250         --            --         --       1,606

Michael A. Petrullo         2001     155,000    20,000         --            --     25,000       2,432
  Acting Chief Financial    2000     155,000    30,000         --            --      5,000       1,862
  Officer, Vice President   1999     115,000    11,700         --            --      3,000       1,410
  and Controller (6)

Sabrina H. Perel            2001     163,334(8)     --         --            --     25,000       2,840
  Vice President, General   2000     126,667    20,000         --            --      2,000       1,987
  Counsel, and Secretary    1999     100,000    16,800         --            --      2,000       1,306
  (7)

Wilfred T. O'Gara (9)       2001     233,333        --         --            --         --       8,638
                            2000     350,000        --         --            --     25,000       8,753
                            1999     350,000        --         --            --     17,000       8,675


-------------------------

(1) On May 15, 2001, Mr. Kroll became Executive Chairman of Kroll. From April 2000 until May 15, 2001, Mr. Kroll was Co-Chief Executive Officer of Kroll. Prior to that, Mr. Kroll was Chief Executive Officer of Kroll.

(2) On May 15, 2001, Mr. Cherkasky became President and Chief Executive Officer of Kroll.

(3) Represents 6,000 shares of restricted stock for Mr. Cherkasky, awarded on March 25, 1999 under Kroll's 1998 Stock Incentive Plan and having an aggregate value at December 31, 2001 of $90,600. Mr. Cherkasky holds no other shares of restricted stock. The shares vest over a three year period, with 50% vesting ratably over the first 12 months after the date of grant and an additional 25% vesting ratably over each of the second and third 12 months after the date of grant. Until vested, the shares have no dividend rights.

(4) For 2001, represents profit-sharing contributions of $1,688 for Mr. Kroll, $3,010 for Mr. Cherkasky, $2,100 for Mr. Shmerling, $1,904 for Mr. Petrullo, $2,180 for Ms. Perel and $2,625 for Mr. O'Gara; supplemental disability plan benefits of $12,174 for Mr. Kroll, $7,341 for Mr. Cherkasky, $270 for Mr. Shmerling and $5,708 for Mr. O'Gara; group term life insurance benefits of $4,356 for Mr. Kroll, $1,518 for Mr. Cherkasky, $661 for Mr. Shmerling, $528 for Mr. Petrullo, $660 for Ms. Perel and $305 for Mr. O'Gara. For 2000, represents profit-sharing contributions of $1,172 for Mr. Kroll, $2,625 for Mr. Cherkasky, $1,575 for Mr. Shmerling, $1,356 for Mr. Petrullo, $1,596 for Ms. Perel and $2,625 for Mr. O'Gara; supplemental disability plan benefits of $12,174 for Mr. Kroll, $7,341 for Mr. Cherkasky, $270 for Mr. Shmerling and $5,708 for Mr. O'Gara; group term life insurance benefits of $3,210 for Mr. Kroll, $1,802 for Mr. Cherkasky, $84 for Mr. Shmerling, $506 for Mr. Petrullo, $391 for Ms. Perel and $420 for Mr. O'Gara. For 1999, represents profit-sharing contributions of $2,400 for Mr. Kroll, Mr. Cherkasky and Mr. O'Gara and $1,252 for Mr. Shmerling, $1,122 for Mr. Petrullo and $1,306 for Ms. Perel; supplemental disability plan benefits of $7,694 for Mr. Kroll, $4,639 for Mr. Cherkasky, $270 for Mr. Shmerling and $5,708 for Mr. O'Gara; group term life insurance benefits of $4,567 for Mr. Kroll, $2,701 for Mr. Cherkasky and $84 for Mr. Shmerling and $288 for Mr. Petrullo; and executive disability insurance plan benefits of $567 for Mr. O'Gara.

(5) Represents compensation from June 1999 to December 1999. Mr. Shmerling joined Kroll in June 1999.

(6) On November 29, 2001, Mr. Petrullo became Acting Chief Financial Officer of Kroll. Since August 2001, he has been Vice President and Controller of Kroll.

(7) Ms. Perel has been Vice President, General Counsel and Secretary of Kroll since August 2001. Previously, she had held the position of Vice President and Deputy General Counsel of Kroll from January 1998.

(8) Ms. Perel's salary was increased from $160,000 per year to $170,000 per year on September 1, 2001.

(9) From April 2000 to May 15, 2001, Mr. O'Gara served as Co-Chief Executive Officer of Kroll. He left Kroll on August 22, 2001.

        Employment Agreements. Kroll had an employment agreement with Jules B. Kroll, which expired on November 30, 2000, providing for an annual base salary of $375,000. This employment agreement is being continued on a month-to-month basis. Mr. Kroll also is entitled to participate in an annual bonus plan established by the Compensation Committee of the Board of Directors and to receive up to 50% of the bonus in shares of Kroll common stock. Under the employment agreement, Kroll can terminate Mr. Kroll's employment at any time with or without cause, except that, in a case of termination without cause, he is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. If Kroll does not renew the agreement for one year or more at the end of the term, Mr. Kroll will receive an amount equal to one year's base salary. The employment agreement restricts Mr. Kroll from competing with Kroll during the term of the agreement, and for two years thereafter if termination of employment is for cause or voluntary by the employee. Additionally, Mr. Kroll has agreed that during his employment and for a period of 10 years thereafter he will not directly or indirectly own any interest in or perform any services for any entity which uses the word "Kroll" as a business or trade name and competes with Kroll.

        In May 1999 Mr. Cherkasky entered into an employment agreement with Kroll for an "evergreen" two year term. The agreement provides for a base salary of $400,000 for 1999 and for subsequent annual calendar year increases of at least 4%. Mr. Cherkasky also is entitled to participate in Kroll's annual bonus, stock option, stock incentive and other benefit plans. In connection with the agreement, he received a signing bonus of $140,000, payable $40,000 in May 1999 and $100,000 in January 2000. On each three-year anniversary of the agreement he will receive an additional $350,000. In the event the agreement is terminated due to Mr. Cherkasky's death or disability or by Kroll for other than cause or by Mr. Cherkasky for good reason, he is entitled to receive a lump sum payment equal to the value of his salary, annual bonus, the three-year anniversary payment, stock options and incentive stock for the remainder of the term. During his employment and for two years after his employment terminates, if the termination occurs during the first two years of the agreement, "cause" means conviction of a felony and "good reason" includes a change in duties or responsibilities, a reduction in compensation or any person or group other than Jules Kroll becoming the beneficial owner of 35% or more of the voting power of Kroll's securities.

        Kroll has entered into employment agreements with each of the following executive officers providing for annual base salaries in the listed amounts:
Michael D. Shmerling, $300,000 (expiring on December 31, 2003); Michael A. Petrullo, $190,000 (beginning on February 2, 2002; expiring on February 1,
2005); and Sabrina H. Perel, $170,000 (expiring on August 31, 2003). Each of these executive officers is also entitled to participate in an annual bonus plan established by the Compensation Committee and/or the board of directors of Kroll. Mr. Shmerling is entitled to receive up to 50% of his bonus in shares of Kroll common stock. Under the employment agreements for Mr. Shmerling and Ms. Perel, Kroll can terminate the employee's employment at any time with or without cause, except that, in a case of termination without cause, the employee is entitled to receive compensation for the greater of the balance of the term of the agreement or one year. Under Mr. Petrullo's employment agreement, Kroll can terminate his employment at any time with or without cause, except that in a case of termination without cause, he is entitled to receive compensation for the greater of the balance of the term of the agreement or six months. Each agreement for Mr. Shmerling and Ms. Perel also provides that if Kroll does not renew the agreement for one year or more at the end of the term, the employee will receive an amount equal to one year's base salary. Mr. Petrullo's agreement also provides that if Kroll does not renew the agreement for one year or more at the end of the term, he will receive an amount equal to six months' base salary. Each employment agreement restricts the executive officer from competing with Kroll during the term of the agreement, and for two years thereafter if termination of employment is for cause or voluntary by the employee.

        Stock Options. The following table presents information on option grants during 2001 to Mr. Cherkasky and Mr. Shmerling, pursuant to Kroll's 1996 Stock Option Plan, and to Mr. Petrullo and Ms. Perel, pursuant to Kroll's 2000 Stock Option Plan, as amended through 2001. Neither plan provides for the grant of stock appreciation rights.


                                 Options Grants in the Last Fiscal Year

                                          Individual Grants(1)
                           -----------------------------------------------------
                           Number of
                           Securities    % of Total
                           Underlying    Options to       Exercise                   Granted
                           Options       Employees in     Base Price  Expiration   Date Present
      Name                 Granted (#)   Fiscal Year      ($/Share)      Date        Value(2)
      ----                 -----------   -----------      ---------   ----------  -------------

Jules B. Kroll                   --           --              --          --            --

Michael G. Cherkasky         75,000           3.5%            $7.09    5/15/11       $303,420

Michael D. Shmerling         55,000           2.5%            $7.09    5/15/11       $222,508

Michael A. Petrullo          25,000           1.2%            $7.09    5/15/11       $101,140

Sabrina H. Perel             25,000           1.2%            $7.09    5/15/11       $101,140

Wilfred T. O'Gara                --           --              --          --            --

---------------------------------

(1) All options vest in three equal annual installments beginning on May 15, 2002. The exercise price of all options may be paid in cash or by the transfer of shares of Kroll's common stock valued at their fair market value on the date of exercise. Each option becomes exercisable in full in the event of the execution of an agreement of merger, consolidation or reorganization pursuant to which Kroll is not to be the surviving corporation or the execution of an agreement of sale or transfer of all or substantially all of the assets of Kroll.

(2) The grant date present value is derived from a variation of the Black Scholes pricing model. The model assumes that no dividends will be declared during the life of these options. Additionally, the model assumes an expected option exercise life of 60 months (five years) with a corresponding risk-free interest rate of 4.38% based on the five-year treasury bond yield as of December 31, 2001. Furthermore, the model assumes a stock volatility index (beta) of 0.631 or 63.1%.

        With respect to each named executive officer, the following table sets forth information concerning option exercises during 2001 and unexercised stock options held at December 31, 2001.


        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                    Number of
                                                                    Securities         Value of
                                                                    Underlying        Unexercised
                                                 Value              Unexercised       In-the-Money
                                Shares         Realized($)          Options at         Options at
                              Acquired on   (Market Price on         FY-End(#)         FY-End($)(2)
                               Exercise       Exercise Less         Exercisable/      Exercisable/
           Name                 (#)(1)       Exercise Price)       Unexercisable      Unexercisable
           ----              ------------   ---------------        -------------      -------------

Jules B. Kroll...........            --                 --                     --                  --

Michael G. Cherkasky.....            --                 --         163,862/96,667   1,193,065/644,375

Michael D. Shmerling.....            --                 --          10,500/58,500      91,613/471,088

Michael A. Petrullo......            --                 --           5,850/27,250      32,719/211,156

Sabrina H. Perel.........         1,500             11,456           2,583/26,167          --/204,610

Wilfred T. O'Gara........        27,573             43,193                     --                  --


-----------------------------

(1) The shares acquired upon exercise of the options were sold simultaneously in a cashless exercise of the options.

(2) Based on the December 31, 2001 closing price of Kroll's common stock of $15.10 per share.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of Kroll's common stock as of February 28, 2002, and as adjusted for the sale of the notes and shares of common stock issuable upon conversion of the notes pursuant to this document, by (1) each beneficial owner of more than five percent of the common stock, (2) each director and named executive officer individually, and
(3) all current directors and executive officers of Kroll as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect to such shares.


                                                                                 Beneficial Ownership
                                                                                -----------------------
Name                                                                             Number        Percent
----                                                                            ---------    ----------

Jules B. Kroll(2)(3)....................................................        2,929,991         12.9%
Michael G. Cherkasky....................................................          204,172          *
Michael D. Shmerling(4).................................................          446,037          2.0
Michael A. Petrullo.....................................................            5,850          *
Sabrina H. Perel........................................................            2,683          *
Thomas E. Constance.....................................................               --         --
Raymond E. Mabus........................................................            6,000          *
J. Arthur Urciuoli......................................................           10,000          *
Wilfred T. O'Gara.......................................................            5,000          *
All current directors and executive officers as a group (9 persons).....        3,604,733         15.6
American International Group, Inc.(2)...................................        1,444,212          6.3
Dimensional Fund Advisors Inc.(2).......................................        1,277,000          5.6
Cannell Capital LLC(2)(5)...............................................        1,150,300          5.0
Palisade Concentrated Equity Partnership, L.P.(2)(6)....................        1,851,851          7.2
FMR Corp. (2)(7)........................................................        1,570,402          6.9

--------------------------------

*       Less than 1%.

(1) Includes the following numbers of shares of common stock which may be acquired through the exercise of currently exercisable stock options or stock options which become exercisable within 60 days after February 28, 2002: Mr. Kroll, none; Mr. Cherkasky, 163,862 shares; Mr. Shmerling, 10,500 shares; Mr. Petrullo, 5,850 shares; Ms. Perel, 2,583 shares; Mr. Constance, none; Mr. Mabus, 6,000 shares; Mr. Urciuoli, none; Mr. O'Gara, none; and all directors and executive officers as a group, 188,795 shares.

(2) Mr. Kroll's address is 900 Third Avenue, New York, New York 10022. AIG's address is 70 Pine Street, New York. New York 10270. Dimensional Fund Advisors's address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Cannell Capital's address is 150 California Street, 5th Floor, San Francisco, California 94111. Palisade's address is One Bridge Plaza, Fort Lee, New Jersey 07024. FMR's address is 82 Devonshire Street, Boston, Massachusetts 02109.

(3) Does not include 192,560 shares held by trusts for the benefit of Mr. Kroll's adult children, in which Mr. Kroll disclaims any beneficial interest.

(4) Includes 431,537 shares that are held in joint tenancy with Mr. Shmerling's wife and 4,000 shares held as custodian for the benefit of Mr. Shmerling's children.

(5) Voting and dispositive power over these shares is shared with J. Carlo Cannell, the managing member of Cannell Capital.

(6) Includes shares of common stock which may be acquired through the conversion of the notes which are immediately convertible.

(7) Voting and dispositive power over these shares is shared with Edward C. Johnson 3rd, chairman of FMR.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with Kroll's initial public offering, the Board of Directors adopted a policy requiring that any future transactions, including loans, between Kroll and its officers, directors, principal shareholders and their affiliates, be on terms no less favorable to Kroll than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Board of Directors.

Described below are certain transactions and relationships between Kroll and certain of its officers, directors and shareholders, which have occurred during the last fiscal year. Except with respect to interest rates charged on certain of the intercompany notes and accounts payable/receivable, Kroll believes that the material terms of the various transactions were as favorable as could have been obtained from unrelated third parties.

Intercompany Notes and Accounts Payable/Receivable and Certain Loans

During 2001, Mr. Kroll agreed to reimburse Kroll for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred on his behalf. Amounts due to Kroll at December 31, 2001 pursuant to this agreement was $494,935. Subsequently, Mr. Kroll reimbursed $250,000 of this amount to Kroll.

During 2001, Kroll rendered risk management services, including marketing support, and claim investigations services to American International Group, Inc. and its subsidiaries. Kroll billed AIG and its subsidiaries $3,535,061 in 2001 for these services. The year-end accounts receivable balance for AIG was $1,228,584 at December 31, 2001. Since 1995, Kroll has purchased some of its liability insurance, including Professional Errors and Omissions and Directors and Officers liability insurance, from AIG subsidiaries. AIG's subsidiaries billed Kroll $386,058 for this insurance during 2001. Kroll obtains the coverage through an independent insurance broker and where possible obtains competitive proposals from unrelated third parties.

Kroll Background America leases office space and furnishings in Nashville, Tennessee from companies controlled by Mr. Shmerling and his family. For the year ended December 31, 2001, Kroll Background America leased 22,143 square feet of space and paid rent of $453,687. Kroll Background America subleases a portion of its Nashville office space to Kroll for its information technology department. For the year ended December 31, 2001, Kroll subleased 3,510 square feet of office space from Kroll Background America and paid rent of $57,310.

Victory Aviation

Victory Aviation Services, Inc. is a Delaware corporation of which Messrs. Thomas M. O'Gara and Wilfred T. O'Gara own approximately 92% and 1%, respectively, of the outstanding capital stock. Messrs. Thomas O'Gara and Wilfred O'Gara were executive officers of Kroll until leaving the company in August 2001.

Lease agreements. Kroll's previously owned subsidiary, O'Gara-Hess & Eisenhardt Armoring Company, had a Master Equipment Lease with Victory Aviation, entered into in July 1995, under which it leased various items of equipment from Victory Aviation. As of December 31, 2000, Kroll had approximately $1,250,000 of equipment under various month-to-month lease arrangements. Rental expenses were $361,524 for the period ended August 22, 2001. O'Gara-Hess & Eisenhardt was sold to Armor in August 2001.

Supplier arrangements. During 1995 and 1996, O'Gara-Hess & Eisenhardt purchased the dual-hard steel required for its vehicle armoring from Victory Aviation, which distributed the steel for an unrelated third party. In 2001, the receivables relating to these purchases were eliminated as part of the sale of the O'Gara business to Armor. All other aspects of the arrangement have been terminated.

Corporate aircraft. In February 1995, Kroll entered into a lease for a Gulfstream G-11 aircraft owned by Victory Aviation. Effective June 1, 1998, Kroll reached an agreement to amend the corporate aircraft lease. The terms of the aircraft lease addendum provide Kroll with an hourly discount from the normal commercial hourly rate on future charters of corporate aircraft from Victory Aviation in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Kroll had approximately $223,000 in unamortized lease deposits with Victory Aviation as of December 31, 2001. Rental expense related to the Gulfstream lease, including amortization of the deposit, was $90,000 in 2001.

Other

Mr. Constance, who became a director of Kroll in December 2000, is a partner in the law firm of Kramer Levin Naftalis & Frankel LLP, which provides legal services to Kroll.

Severance Arrangements. Thomas O'Gara, who had been Vice Chairman of Kroll, and Wilfred O'Gara, who had been co-Chief Executive Officer of Kroll, left Kroll in August 2001. Under Kroll's severance agreement with Thomas O'Gara, he is entitled to receive an amount equal to two years' base salary, which totals $550,000, which was reduced by the amount of some payments owed by Mr. O'Gara to Kroll. Each of Messrs. Thomas and Wilfred O'Gara has agreed that for a period of ten years after termination of employment he will not directly or indirectly own any interest in or perform any services for any entity which uses "O'Gara" as a business or trade name or competes with Kroll. Nicholas Carpinello, who had been Controller of Kroll, left Kroll on January 15, 2001. Under Kroll's severance agreement with Mr. Carpinello, he is entitled to receive an amount equal to eleven months base salary, which totals $165,000.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) The following consolidated financial statements of Kroll Inc. and its subsidiaries are included in Item 8

        Report of Independent Public Accountants

        Consolidated Balance Sheets

        o       As of December 31, 2000 and 2001

        Consolidated Statements of Operations

        o       For the Years Ended December 31, 1999, 2000 and 2001

        Consolidated Statements of Shareholders' Equity

        o       For the Years Ended December 31, 1999, 2000 and 2001

        Consolidated Statement of Cash Flows

        o       For the Years Ended December 31, 1999, 2000 and 2001

        Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

        Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements

(b)     Financial Statement Schedules

        During the quarter ended December 31, 2001, Kroll filed the following current reports on Form 8-K.

        o       Date of Report: September 28, 2001 (filed October 5, 2001) Items
                4,7.

        o       Date of Report: November 14, 2001 (filed November 20, 2001)
                Items 4,7.

        During the quarter ended December 31, 2001, Kroll filed the following amendment to its current report on Form 8-K.

        o       Date of Report: September 28, 2001 (filed December 27, 2001)
                Items 4,7.

 (c)    Exhibits: See the List of Exhibits beginning on page E-1.

 (d)    Financial Statements: Not applicable

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March, 2002.

                                      Kroll Inc.

                                      By: /s/ Michael G. Cherkasky
                                         ------------------------------------
                                          Michael G. Cherkasky
                                          President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of March, 2002.

  Signature                                      Title
  ---------                                      -----

/s/ Jules B. Kroll                          Executive Chairman of the Board
-------------------------------------
Jules B. Kroll


/s/ Michael G. Cherkasky                    President, Chief Executive Officer
-------------------------------------
and Director
Michael G. Cherkasky                        (Principal Executive Officer)


/s/ Michael A. Petrullo                     Acting Chief Financial Officer,
-------------------------------------
Michael A. Petrullo                         Vice President and Controller
                                            (Principal Financial and Accounting
Officer)

/s/ Michael D. Shmerling                    Chief Operating Officer and Director
-------------------------------------
Michael D. Shmerling


/s/ Thomas E. Constance                     Director
-------------------------------------
Thomas E. Constance


/s/Raymond E. Mabus                         Director
-------------------------------------
Raymond E. Mabus


/s/ J. Arthur Urciuoli                      Director
-------------------------------------
J. Arthur Urciuoli

                                LIST OF EXHIBITS

  Exhibit
   Number     Description
   ------     -----------

    3.1       Amended and Restated Articles of Incorporation of the Company (1)

    3.2 Amendment to Amended and Restated Articles of Incorporation of the Company (8)

    3.3       Code of Regulations of the Company (2)

    4.1 Securities Purchase Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and the Company (3)

    4.2 Registration Rights Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and the Company (3)

    4.3       Form of Senior Secured Subordinated Convertible Note (3)

    4.4 Security Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., as collateral agent and the Company (3)

    4.5 Pledge Agreement, dated as of November 14, 2001, by and among the Company to Palisade Concentrated Equity Partnership, L.P., as collateral agent (3)

    4.6 Form of Intercreditor and Subordination Agreement by and among Foothill Capital Corporation, Palisade Concentrated Equity Partnership, L.P. and Pegasus Partners II, L.P. (8)

   10.1 Amended and Restated Lease of Office Space in New York, New York between Progress Partners and Kroll Associates, Inc. (4)

   10.2 Employment Agreement, dated October 17, 1997, between The Kroll-O'Gara Company and Jules B. Kroll (4)*

   10.3 Employment Agreement between Kroll Associates, Inc., The Kroll-O'Gara Company and Michael G. Cherkasky, dated May 17, 1999
              (5)*

   10.4 Stock Purchase Agreement dated as of April 20, 2001 by and among The Kroll-O'Gara Company, O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company and O'Gara Security Associates, Inc. and Armor Holdings, Inc. and Bengal Acquisition Corp. (6)

   10.5 Letter agreement dated August 20, 2001 between Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company; O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company and O'Gara Security Associates, Inc. (7)

   10.6 Letter agreement, dated August 21, 2001 between Armor Holdings, Inc., Bengal Acquisition Corp., The Kroll-O'Gara Company; O'Gara-Hess & Eisenhardt Armoring Company, The O'Gara Company and O'Gara Security Associates, Inc. (7)

   10.7 Amended Employment Agreement between the Company and Michael D. Shmerling (8)

   10.8       Employment Agreement between the Company and Michael Petrullo (8)

   10.9       Amended Employment Agreement between the Company and Sabrina Perel
              (8)

   10.10 Lease Agreement by and between Signature Center, G.P. and Kroll Background America, Inc. (8)

   10.11 Lease Agreement between Eight Penn Center Partners, L.P., Gerald Wolkoff and Klondike Realty Corp. as nominee for Gerald Wolkoff and Lindquist Avey Macdonald Baskerville Inc., as amended (8)

  Exhibit
   Number     Description
   ------     -----------

   10.12 Lease Agreement by and between Omers Realty Corporation, Kroll Lindquist Avey Co. and the Company, as amended (8)

   10.13      1996 Stock Plan, as amended (9)*

   10.14 Loan and Security Agreement dated as of February 15, 2002, by and among Kroll Inc. and each of its subsidiaries that is a signatory thereto, as Borrowers, and Foothill Capital Corporation, as Lender
              (10)

   10.15 Stock Pledge Agreement dated as of February 15, 2002, by and among Kroll Inc., Kroll Holdings, Inc. LAMB Acquisition, Inc., Kroll Holdings SA, Laboratory Specialists of America, Inc., US Holdings, Inc., Kroll Associates, Inc. and Foothill Capital Corporation 10)

   21.1       Subsidiaries of the Company (8)

   23.1       Consent of Arthur Andersen LLP

   23.2       Consent of Deloitte & Touche LLC

   99.1       Letter pursuant to Temporary Note 3T to Article 3 of
              Regulation S-X.

--------------------
* Executive compensation agreement.


---------------------

     (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-48099.

     (2) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-11093.

     (3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 20, 2001.

     (4) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-35845.

     (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     (6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 23, 2001.

     (7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 22, 2001.

     (8) Filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 333-75972.

     (9) Filed as an Exhibit to the Company's Registration Statement on Form S-4, No. 333-74063.

     (10) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 21, 2002.