Form 10-Q
period 2002-03-31
KROLL INC
filed 2002-05-15
CIK 1020476

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ___________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                                   22,915,692

             (Shares of common stock outstanding as of May 9, 2002)


===============================================================================

                                   KROLL INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2002

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1:     Financial Statements

                  Consolidated Balance Sheets (unaudited) as of
                  December 31, 2001 and March 31, 2002................        1

                  Consolidated Statements of Operations and
                  Comprehensive Income (unaudited) for the three
                  months ended March 31, 2001 and 2002................        3

                  Consolidated Statements of Cash Flows
                  (unaudited) for the three months ended
                  March 31, 2001 and 2002.............................        4

                  Notes to Consolidated Unaudited Financial Statements        5

      Item 2:     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................       16

      Item 3:     Quantitative and Qualitative Disclosure About
                  Market Risk.........................................       26


PART II - OTHER INFORMATION

      Item 1:     Legal Proceedings...................................       27

      Item 6:     Exhibits and Reports on Form 8-K....................       28

Signatures............................................................       29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                   As of December 31, 2001 and March 31, 2002
                             (Dollars in Thousands)

                                                            December 31,   March 31,
                                                               2001         2002
                                                            -----------    --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................   $  11,485    $  10,934
   Trade accounts receivable, net of allowance for
     doubtful accounts of $6,798 and $6,382 at December
     31, 2001 and March 31, 2002, respectively ..........      37,780       40,784
   Unbilled revenues ....................................      25,600       25,801
   Related party receivables ............................       2,417        1,438
   Prepaid expenses and other current assets ............       4,524        4,989
                                                            ---------    ---------
     Total current assets ...............................      81,806       83,946
                                                            ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land .................................................         194          194
   Buildings and improvements ...........................       2,001        2,015
   Leasehold improvements ...............................       7,440        7,494
   Furniture and fixtures ...............................       5,135        5,203
   Machinery and equipment ..............................      27,905       28,060
   Construction-in-progress .............................         500          502
                                                            ---------    ---------
                                                               43,175       43,468
   Less-accumulated depreciation and amortization .......     (27,108)     (28,193)
                                                            ---------    ---------
                                                               16,067       15,275
                                                            ---------    ---------

DATABASES, net of accumulated amortization of $33,672 and
   $34,560 at December 31, 2001 and March 31, 2002,
   respectively..........................................      10,530       10,647
COSTS IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $8,033 at December 31, 2001 and March
   31, 2002..............................................      50,436       50,436
OTHER INTANGIBLE ASSETS, net of accumulated
   amortization of $3,403 and $3,613 at December 31,
   2001 and March 31, 2002, respectively ................       6,720        6,668
OTHER ASSETS ............................................       4,227        4,985
                                                            ---------    ---------
     Total Assets .......................................   $ 169,786    $ 171,957
                                                            =========    =========


              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                   As of December 31, 2001 and March 31, 2002
                      (in Thousands, except share amounts)

                                                            December 31,  March 31,
                                                               2001         2002
                                                            -----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving lines of credit (Note 6) ...................   $   2,561    $   4,184
   Current portion of long-term debt (Note 6) ...........         318           77
   Trade accounts payable ...............................      10,360        8,853
   Accrued liabilities ..................................      16,391       15,452
   Income taxes payable .................................       1,434        2,402
   Deferred income taxes ................................       1,936        1,936
   Deferred revenue .....................................       4,389        3,740
   Net current liabilities of discontinued operation ....         503          503
                                                            ---------    ---------
     Total current liabilities ..........................      37,892       37,147

OTHER LONG-TERM LIABILITIES .............................       1,337        1,243
DEFERRED INCOME TAXES ...................................         346          346
CONVERTIBLE NOTES, net of unamortized discount of $11,200
   and $10,825 at December 31, 2001 and March 31, 2002,
   respectively (Note 6).................................      18,800       19,175
LONG-TERM DEBT, net of current portion (Note 6) .........         278          262
                                                            ---------    ---------
     Total liabilities ..................................      58,653       58,173
                                                            ---------    ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued.............................        --           --
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 22,793,871 and 22,902,313 shares issued
     and outstanding at December 31, 2001 and March 31,
     2002, respectively..................................         228          229
   Additional paid-in-capital ...........................     183,421      184,239
   Accumulated deficit ..................................     (67,971)     (65,654)
   Accumulated other comprehensive loss .................      (4,545)      (5,030)
                                                            ---------    ---------
     Total shareholders' equity .........................     111,133      113,784
                                                            ---------    ---------
                                                            $ 169,786    $ 171,957
                                                            =========    =========


              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.


                                   KROLL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (Unaudited)
                    (In Thousands, Except per Share Amounts)

                                                           For the three months ended
                                                                     March 31,
                                                           --------------------------
                                                                 2001        2002
                                                           ------------   -----------

NET SALES ..................................................   $ 50,775    $ 56,016
COST OF SALES ..............................................     29,671      31,029
                                                               --------    --------
      Gross profit .........................................     21,104      24,987
                                                               --------    --------
OPERATING EXPENSES:
   Selling and marketing ...................................      4,755       4,376
   General and administrative ..............................     14,895      15,900
   Amortization of other intangible assets .................        206         217
   Failed separation costs (Note 2) ........................        179        --
                                                               --------    --------
     Operating expenses ....................................     20,035      20,493
                                                               --------    --------
      Operating income .....................................      1,069       4,494
                                                               --------    --------
OTHER INCOME (EXPENSE):
   Interest expense, net ...................................     (1,118)       (912)
   Other income (expense), net .............................        176         (28)
                                                               --------    --------
      Income from continuing operations before provision for
         income taxes ......................................        127       3,554
   Provision for income taxes ..............................        304       1,237
                                                               --------    --------
      Income (loss) from continuing operations .............       (177)      2,317
                                                               --------    --------
   Discontinued operations (Note 4):
     Income of discontinued security products and services
       group, net of taxes.................................         751        --
     Loss from operations of discontinued voice and data
       communications group, net of taxes...................       (104)       --
                                                               --------    --------
      Income from discontinued operations ..................        647        --
                                                               --------    --------

      Net income ...........................................   $    470    $  2,317
                                                               --------    --------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Foreign currency translation adjustment, net of $989 and
     $259 tax benefit, respectively.........................     (1,920)       (485)
                                                               --------    --------
      Comprehensive income (loss) ..........................   $ (1,450)   $  1,832
                                                               ========    ========
PER SHARE DATA (Note 5):
   BASIC EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share from continuing operations ..   $  (0.01)   $   0.10
                                                               ========    ========
     Earnings per share from discontinued operations .......   $   0.03    $   --
                                                               ========    ========
     Earnings per share ....................................   $   0.02    $   0.10
                                                               ========    ========
     Weighted average shares outstanding ...................     22,415      22,870
                                                               ========    ========
   DILUTED EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share from continuing operations ..   $  (0.01)   $   0.10
                                                               ========    ========
     Earnings per share from discontinued operations .......   $   0.03    $   --
                                                               ========    ========
     Earnings per share ....................................   $   0.02    $   0.10
                                                               ========    ========
     Weighted average shares outstanding ...................     22,476      23,788
                                                               ========    ========


              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.


                                   KROLL INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 8)
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2002
                             (Dollars in Thousands)

                                                               March 31,  March 31,
                                                                 2001       2002
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................   $    470    $  2,317
   Adjustments to reconcile net income to net cash provided
     by continuing operations--
     Income from discontinued operations ..................       (647)       --
     Depreciation and amortization ........................      3,298       2,678
     Bad debt expense .....................................        828         693
     Non-cash interest expense ............................         27         441
     Non-cash compensation expense ........................         90        --
   Change in assets and liabilities, net of effects of
     acquisitions and dispositions--
     Receivables--trade and unbilled ......................     (4,195)     (4,558)
     Prepaid expenses and other current assets ............        138          (2)
     Trade accounts payable and income taxes payable ......       (561)       (421)
     Amounts due to/from related parties ..................      1,233         993
     Deferred revenue .....................................      2,177        (621)
     Accrued liabilities ..................................     (1,914)       (424)
     Other long-term liabilities ..........................      1,222        (121)
                                                               -------     -------
       Net cash provided by operating activities of
         continuing operations.............................      2,166         975
                                                               -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .............     (1,046)       (887)
   Additions to databases .................................     (1,159)     (1,090)
   Additions to intangible assets .........................       --          (444)
                                                               -------     -------
     Net cash used in investing activities of continuing
       operations .........................................     (2,205)     (2,421)
                                                               -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving lines of credit .........        972       1,088
   Payments of long-term debt .............................     (1,050)       (553)
   Foreign currency translation ...........................     (2,026)       (375)
   Proceeds from exercise of stock options and warrants ...       --           819
                                                               -------     -------
     Net cash provided by (used in) financing activities of
       continuing operations ..............................     (2,104)        979
                                                               -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................     (2,143)       (467)
Effects of foreign currency exchange rates on cash and cash
   equivalents ............................................       (122)        (84)
Net cash provided by discontinued operations ..............        550        --
CASH AND CASH EQUIVALENTS, beginning of period ............      6,277      11,485
                                                               -------     -------
CASH AND CASH EQUIVALENTS, end of period ..................   $  4,562    $ 10,934
                                                              ========    ========


              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.

                                   KROLL INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                   As of December 31, 2001 and March 31, 2002


(1)   General

      Kroll Inc., an Ohio corporation, together with its subsidiaries (collectively, Kroll), is a leading global provider of a broad range of specialized services that are designed to provide solutions to a variety of risk mitigation and security needs. Kroll offers: (1) Consulting Services such as business investigations and intelligence as well as financial services; (2) Security Services such as security and technology services; and (3) Employee Screening Services including pre-employment background checking, drug testing and surveillance services. The former Security Products and Services Group
(SPSG) marketed ballistic and blast protected vehicles and security services (see Note 4(a) - Discontinued Operations).

      The consolidated financial statements include the historical consolidated financial statements of Kroll (and the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting) and the financial position, results of operations and cash flows of entities which were merged with Kroll in connection with pooling of interests business combinations. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's annual report on Form 10-K for the year ended December 31, 2001.

(2)   Corporate Initiatives

      Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated unaudited financial statements.

      In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll, that would have resulted in the spinoff of net assets of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two public companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.2 million ($0.01 per diluted share) for the three months ended March 31, 2001 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll does not anticipate any additional expenses related to this now terminated separation alternative.

      On August 22, 2001, Kroll completed the sale of SPSG to Armor Holdings, Inc. (Armor) for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit (see Note 12(b) - "Subsequent Events"). The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review (see Note 4(a)).

      On March 30, 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which agreements were further amended in April 2001. The agreements were amended again on October 22, 2001, which extended the date of repayment of all outstanding debt to November 16, 2001. In November 2001, these debt instruments were retired using the proceeds from the issuance of the convertible notes discussed below.

      In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes are secured by a security interest in substantially all the assets of Kroll and its material domestic subsidiaries, and a pledge of the stock of certain of Kroll's subsidiaries. The notes are subordinate to the security interest and rights of the revolving credit facility lender discussed below.

       Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 6(c)).

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (Foothill) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The asset-based loan agreement requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of the stock of certain of Kroll's subsidiaries as the convertible notes, except that Foothill is senior in security interest and rights to the convertible notes. As of March 31, 2002 there were no amounts borrowed under the credit facility.

(3)   Restructuring of Operations

      In the second quarter of 2001, Kroll began implementation of a restructuring plan (the 2001 Plan) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. The total pre-tax restructuring charge recorded pursuant to the 2001 Plan was approximately $2.7 million. Total payments or writeoffs made pursuant to the 2001 Plan through December 31, 2001 were $1.8 million. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. The principal elements of the restructuring plan were the closure of four Investigations and Intelligence Group offices and the elimination of approximately 98 employees. The components of the restructuring charge including accrued balances as of March 31, 2002 are as follows:

Description                                                   Accrual
---------------------------------------------------------   -----------

Severance and related costs..............................   $   395,717
Lease termination costs..................................       311,458
                                                            -----------
                                                                707,175
Less--Current portion.....................................      707,175
                                                            -----------
                                                            $        --
                                                            ===========

(4)   Discontinued Operations

      (a) Security Products and Services Group - On August 22, 2001, Kroll sold the common stock of most of the active companies that comprise SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in common stock, and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit (see Note 12(b) - "Subsequent Events"). The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services, which Kroll continues to operate. Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below.

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

      The $1.5 million in escrow has not been included in determining the estimated gain or loss on the sale of SPSG. Similarly, Kroll has not included any impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated gain or loss on the sale of SPSG.

      Although Kroll's Russian business was not sold to Armor, the Russian business was part of the plan to discontinue SPSG and, therefore, has been included in discontinued operations of SPSG (see Note 12(c) - "Subsequent Events").

      Net sales and results of operations from SPSG are as follows:

                                                           Three Months ended
                                                             March 31, 2001
                                                         ---------------------
                                                         (dollars in thousands)

Net sales.....................................................  $ 28,476
Cost of sales.................................................    22,048
                                                                --------
   Gross profit...............................................     6,428
Operating expenses............................................     4,858
                                                                --------
     Operating income.........................................     1,570
Other expense.................................................       728
                                                                --------
     Income before provision for income taxes.................       842
Provision for income taxes....................................        91
                                                                --------
     Net income...............................................  $    751
                                                                ========

      (b) Voice and Data Communications Group - On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of VDCG, which offered secure satellite communication equipment and satellite navigation systems. Kroll has divested itself of the operations of this segment.

      The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of VDCG reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

      On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. Kroll subsequently evaluated the collectibility of the notes and determined that the ultimate resale of VDCG and collection on the notes were uncertain. As a result, the notes were written down to zero.

      Net sales and results of operations from this discontinued operation are as follows:

                                                           Three Months ended
                                                             March 31, 2001
                                                         ---------------------
                                                         (dollars in thousands)

Net sales......................................................  $ 3,134
Interest expense allocation....................................  $    60
Net loss from discontinued VDCG operations.....................  $  (104)

       A valuation allowance for VDCG's net operating loss carryforwards has been provided, as the tax benefit will not be realized.

(5)   Earnings Per Share

       Pursuant to the provisions of SFAS No. 128 "Earnings Per Share", basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of restricted stock.

      The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2001 and 2002:


                                                Three Months Ended March 31, 2001
                                              -----------------------------------
                                                              Weighted
                                                Net Income     Average
                                                  (Loss)        Shares      Per Share
                                               (Numerator)   (Denominator)   Amount
                                              ------------  --------------  ---------
                                               (in thousands, except per share data)

Basic and diluted earnings (loss) per share:
   Continuing operations....................    $   (177)                   $  (0.01)
   Discontinued operations .................         647                        0.03
                                                --------                    --------
   Total....................................    $    470         22,415     $   0.02
                                                ========                    ========
Effect of dilutive securities:
   Options..................................                         60
   Warrants.................................                          1
                                                                -------
   Diluted shares...........................                     22,476
                                                                =======




                                                Three Months Ended March 31, 2002
                                              -----------------------------------
                                                              Weighted
                                                Net Income     Average
                                                  (Loss)        Shares      Per Share
                                               (Numerator)   (Denominator)   Amount
                                              ------------  --------------  ---------
                                               (in thousands, except per share data)

Basic earnings per share:                        $  2,317         22,870    $  0.10
                                                 ========                   =======
Effect of dilutive securities:
   Options..................................                         918
                                                                  ------
Diluted earnings per share..................     $  2,317         23,788    $  0.10
                                                 ========         ======    =======

      Basic and diluted loss per share for continuing operations were $(0.01) for the three months ended March 31, 2001, while basic and diluted earnings for discontinued operations were $0.03, resulting in a $0.02 earnings per basic and diluted share.

      Basic and diluted earnings per share for the three months ended March 31, 2002 were $0.10.

(6)   Debt

   (a) Revolving Line of Credit

      In 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The security pledge and joint and several guarantee also extended to Kroll's $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in
Note 4(a) resulted in an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used 56.79% of the proceeds from the sale of SPSG, including the subsequent conversion of Armor stock to cash, to pay down this line of credit by approximately $28.2 million during the third quarter of 2001. All amounts outstanding under this agreement were repaid on November 14, 2001, thus terminating the agreement.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The borrowing amount is calculated based on an analysis of Kroll's accounts receivable and unbilled revenues as of the month end preceding the borrowing date. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of March 31, 2002, there were no amounts borrowed under the credit facility.

       (b) Senior Notes

      Kroll's $35.0 million of senior notes were amended in 2001 to bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 4(a)) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used 43.21% of the proceeds from the sale of SPSG, including the subsequent conversion of Armor common stock to cash, to repay these notes by approximately $21.2 million during the third quarter of 2001. On November 14, 2001, all outstanding debt under the senior notes was repaid.

       (c) Senior Secured Subordinated Convertible Notes

       In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the $15 million revolving credit facility, except that the notes are subordinate to the security interest and rights of the credit facility lender.

      The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any debt other than the $15.0 million credit facility, guaranteeing the obligations of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders. The note holders have designated an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes were converted, are held by the noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

      Kroll has an effective registration statement with the SEC covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

      In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal. During the three months ended March 31, 2002, $0.4 million was amortized.

(7)   New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. Kroll adopted the provisions of this statement as of June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and similar intangible assets to be accounted for using an impairment-only method instead of the amortization method previously used. Accordingly, effective January 1, 2002, Kroll ceased amortizing goodwill and similar intangible assets. Additionally, during 2002 Kroll will conduct impairment tests of the goodwill currently on its books. Impairment tests will be conducted annually thereafter, or sooner if circumstances indicate an impairment may have taken place. Refer to Note 11 for the effect of implementation of SFAS No. 142.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002, and there was no material impact relating to the implementation of this statement on its consolidated results of operations or financial position.

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

(8)   Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items:


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2001        2002
                                                            --------    --------
                                                            (dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest of continuing operations........   $  881      $    85
                                                             ======      =======
   Cash paid for interest of discontinued operations......   $   62      $    --
                                                             ======      =======
   Cash paid for taxes of continuing operations, net of
     refunds..............................................   $  (42)     $   371
                                                             ======      =======
Supplemental Disclosure of Non-cash Activities:
   None

(9)   Derivative Financial Instruments

      Financial instruments in the form of foreign currency exchange contracts were utilized by Kroll in 2001 to hedge its exposure to movements in foreign currency exchange rates. Kroll does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2001, the foreign hedge contracts had a notional amount and estimated fair value of $13.4 million and $0.9 million, respectively. During the three months ended March 31, 2002, Kroll did not utilize foreign currency exchange contracts.

(10)  Customer and Segment Data

      As a result of the sale of SPSG to Armor on August 22, 2001 (see Note 4(a)), SPSG was accounted for as a discontinued operation and all prior periods have been restated accordingly in the accompanying consolidated financial statements. The segment data in the table below depicts Kroll's three business segments: Consulting Services, Security Services and Employee Screening Services, restated historically for segment presentation. Kroll's reportable segments are now organized, managed and operated along product lines, as these product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

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

      The following summarizes information about Kroll's business segments for the three months ended March 31, 2001 and 2002:


                                  Consulting    Security    Employee
                                   Services     Services    Screening    Other    Consolidated
                                  ----------    --------   ----------    -----    ------------
                                                (dollars in thousands)
Three Months Ended March 31, 2001
   Net sales to unaffiliated
     customers...................   $ 34,139    $  5,850    $ 10,786    $   --      $ 50,775
                                    ========    ========    ========    ========    ========
   Gross profit .................   $ 13,870    $  2,316    $  4,918    $   --      $ 21,104
                                    ========    ========    ========    ========    ========
   Operating income (loss) ......   $  2,485    $    180    $    968    $ (2,564)   $  1,069
                                    ========    ========    ========    ========    ========

Three Months Ended March 31, 2002
   Net sales to unaffiliated
     customers...................   $ 36,005    $  8,914    $ 11,097    $   --      $ 56,016
                                    ========    ========    ========    ========    ========
   Gross profit .................   $ 16,042    $  3,760    $  5,185    $   --      $ 24,987
                                    ========    ========    ========    ========    ========
   Operating income (loss) ......   $  5,817    $  2,006    $  2,077    $ (5,406)   $  4,494
                                    ========    ========    ========    ========    ========
   Identifiable assets at March
     31, 2002....................   $ 78,167    $ 18,001    $ 23,441    $   --      $119,609
                                    ========    ========    ========    ========
   Corporate assets .............                                                     52,348
                                                                                    --------
   Total assets at March 31, 2002...                                                $171,957
                                                                                    ========

      Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income equals gross profit less operating expenses. Operating income does not include the following items: interest expense, other expenses and income taxes. The "Other" column includes the cost of Kroll's corporate headquarters. Identifiable assets by segment are those assets that are used in Kroll's operations in each segment. Corporate assets are principally cash, computer software, costs in excess of assets acquired and certain prepaid expenses.

      Prior to the sale of the Security Products and Services Group to Armor, corporate costs relating to Consulting Services, Security Services and Employee Screening Services were included in the calculation of operating income for each of those segments. This mirrored the management of those businesses as one segment, the Investigations and Intelligence Group, at that time. Subsequent to the sale, Kroll's remaining business was the Investigations and Intelligence Group, which has been broken out into the three described segments. Corporate costs relating to each of these segments are now included with "Other" corporate costs in order to mirror the post sale management structure of Kroll. For the three months ended March 31, 2001, corporate costs of approximately $2.9 million, relating to these three segments, were included in the calculation of segment operating income. Had these costs been included with "Other" corporate costs in 2001, the operating loss relating to "Other" would have been approximately $5.5 million.

(11)  Effect of the Implementation of SFAS No. 142

      In accordance with SFAS No. 142, Kroll no longer records amortization expense for goodwill. This had the following effect on reported earnings:


                                                          Three Months Ended March 31,
                                                      -------------------------------------
                                                               2001        2002
                                                             --------    --------
                                                      (in thousands, except per share data)

Net income as reported....................................   $    470    $  2,317
Amortization of goodwill..................................        589          --
                                                             --------    --------
   Adjusted net income....................................   $  1,059    $  2,317
                                                             ========    ========

Income per share as reported..............................   $   0.02    $   0.10
Amortization of goodwill..................................       0.03          --
                                                             --------    --------
   Adjusted income per share..............................   $   0.05    $   0.10
                                                             ========    ========

      Kroll has not changed the amortization periods or ceased amortizing intangible assets other than goodwill as a result of our review of indefinite lived assets to date. During 2002, Kroll will conduct impairment tests of the goodwill currently on its books. Impairment tests will be conducted annually thereafter, or sooner if circumstances indicate an impairment may have taken place.

      As of March 31, 2002, Kroll had recorded cost and accumulated amortization of intangible assets of $10.3 million and $3.6 million, respectively. Of this amount, $8.2 million and $2.7 million related to the cost and accumulated amortization of intangible assets pertained to acquired customer lists. The remaining $2.1 million and $0.9 million of cost and accumulated amortization are primarily related to non-compete agreements.

      Amortization expense on intangible assets of $0.2 million was recognized in the three months ended March 31, 2002. Approximately $3.6 million of amortization expense is anticipated to be recognized over the next five years.

(12)  Subsequent Events

      (a) Agreement to acquire Ontrack Data International, Inc. - On April 1, 2002, Kroll entered into an agreement (the "Merger Agreement") to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The Merger Agreement provides that a wholly owned subsidiary of Kroll will be merged with and into Ontrack (the "Merger"), resulting in Ontrack becoming a wholly owned subsidiary of Kroll. In the Merger, each share of outstanding Ontrack common stock will be converted into the right to receive a fraction of a share of Kroll's common stock (the "Exchange Ratio") equal to the product of (x) one and (y) a fraction, the numerator of which is $12.50 and the denominator of which is the Average Stock Price (as defined in the Merger Agreement), in a transaction intended to qualify as a tax-free reorganization for federal income tax purposes. If the Average Stock Price is equal to or greater than $19.3886, each share of outstanding Ontrack common stock will be converted into the right to receive 0.6447 of one share of Kroll's common stock. If the Average Stock Price is equal to or less than $15.8634, each share of outstanding Ontrack common stock will be converted into the right to receive 0.7880 of one share of Kroll's common stock; provided that, if the Average Stock Price is less than $15.634, Ontrack has the right to terminate the Merger Agreement unless Kroll agrees to an Exchange Ratio equal to $12.50 divided by the Average Stock Price.

      In addition, pursuant to the Merger Agreement, Kroll will assume Ontrack's existing stock option plans. As a result of the Merger, outstanding Ontrack stock options will become exercisable for a number of shares of Kroll's common stock and at exercise prices as adjusted for the Exchange Ratio. The total purchase price for the acquisition of Ontrack is expected to be approximately $140 million based on the number of shares of Ontrack common stock and Ontrack stock options outstanding as of April 1, 2002.

      The Merger is subject to customary closing conditions, including the approval of Kroll's shareholders, the approval of Ontrack's shareholders and certain regulatory approvals. The Boards of Directors of both companies have unanimously approved the Merger and the Merger Agreement. The proposed acquisition is expected to close late in the second quarter of 2002.

      (b) Armor escrow - As a part of the August 22, 2001 sale agreement of the Security Products and Services Group to Armor, $1.5 million was placed in escrow, pending agreement on the closing date balance sheet audit. In May 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in the payment of $1.1 million of the escrow to Kroll. In conjunction with this escrow payment, Kroll will forgive certain obligations due to Kroll by Armor of approximately $1.5 million primarily relating to former Central American operations.

      (c) Agreement to sell Russian business - In April 2002, Kroll executed letters of intent to sell its interest in its Russian armored car business, that was not sold to Armor, to local management. The letters of intent specify that Kroll will receive approximately $200,000 upon closing, $117,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions will relieve Kroll of any liability associated with its Russian business. Closing of these transactions is anticipated to occur in May 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Kroll's Consolidated Financial Statements and Notes for the year ended December 31, 2001. On August 22, 2001, Kroll sold most of the active companies that comprised the Security Products and Services Group (SPSG) to Armor Holdings, Inc. (Armor). Historical amounts have been reclassified to conform to the current categories.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "will" and similar expressions. These statements are based on management's current expectations and are subject to risks, uncertainty and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected.

      The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, Kroll's services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; currency exchange rate fluctuations; foreign currency restrictions; general economic conditions; political instability in foreign countries in which Kroll operates; Kroll's ability to implement its internal growth strategy and to integrate and manage successfully any business Kroll acquires; and other factors that are set forth in Kroll's annual report on Form 10-K for the year ended December 31, 2001.

Recent Developments

      Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated unaudited financial statements.

      On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly (see Note 4(b) to the Notes to the Consolidated Unaudited Financial Statements).

      On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprised its Security Products and Services Group
(SPSG), other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian business, to Armor Holdings, Inc. (Armor). On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. In May 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in the payment of $1.1 million of the escrow to Kroll. In conjunction with this escrow payment, Kroll will forgive certain obligations due to Kroll by Armor of approximately $1.5 million primarily relating to former Central American operations. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review (see Note 4(a) to the Notes to the Consolidated Unaudited Financial Statements).

      On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock to cash. An additional $0.3 million was converted to cash on September 21, 2001. There remains a balance of approximately $0.6 million as of March 31, 2002, which Armor is contractually obligated to pay to Kroll. The proceeds from the sale of SPSG were used by Kroll to repay approximately $49.4 million of debt during the third quarter of 2001.

      In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the credit facility discussed below, except that the notes are subordinate to the interest and rights of the credit facility lender. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments (see Note 6(c) to the Notes to the Consolidated Unaudited Financial Statements).

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries (see Note 6(a) to the Notes to the Consolidated Unaudited Financial Statements). Through May 15, 2002 there were no borrowings under the credit facility.

      On April 1, 2002, Kroll executed an agreement (the "Merger Agreement") to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The Merger Agreement provides that a wholly owned subsidiary of Kroll will be merged with and into Ontrack (the "Merger"), resulting in Ontrack becoming a wholly owned subsidiary of Kroll. In the Merger, each share of outstanding Ontrack common stock will be converted into the right to receive a fraction of a share of Kroll's common stock (the "Exchange Ratio") equal to the product of (x) one and (y) a fraction, the numerator of which is $12.50 and the denominator of which is the Average Stock Price (as defined in the Merger Agreement), in a transaction intended to qualify as a tax-free reorganization for federal income tax purposes. If the Average Stock Price is equal to or greater than $19.3886, each share of outstanding Ontrack common stock will be converted into the right to receive 0.6447 of one share of Kroll's common stock. If the Average Stock Price is equal to or less than $15.8634, each share of outstanding Ontrack common stock will be converted into the right to receive
0.7880 of one share of Kroll's common stock; provided that, if the Average Stock Price is less than $15.634, Ontrack has the right to terminate the Merger Agreement unless Kroll agrees to an Exchange Ratio equal to $12.50 divided by the Average Stock Price.

      In addition, pursuant to the Merger Agreement, Kroll will assume Ontrack's existing stock option plans. As a result of the Merger, outstanding Ontrack stock options will become exercisable for a number of shares of Kroll's common stock and at exercise prices as adjusted for the Exchange Ratio. The total purchase price for the acquisition of Ontrack is expected to be approximately $140 million based on the number of shares of Ontrack common stock and Ontrack stock options outstanding as of April 1, 2002.

      The Merger is subject to customary closing conditions, including the approval of Kroll's shareholders, the approval of Ontrack's shareholders and certain regulatory approvals. The Board of Directors of both companies have unanimously approved the Merger and the Merger Agreement. The proposed acquisition is expected to close late in the second quarter of 2002 (see Note 12(a) to the Notes to the Consolidated Unaudited Financial Statements).

      In April 2002, Kroll executed letters of intent to sell its interest in its Russian armored car business, that was not sold to Armor, to local management. The letters of intent specify that Kroll will receive approximately $200,000 upon closing, $117,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions will relieve Kroll of any liability associated with its Russian business. Closing of these transactions is anticipated to occur in May 2002.

General

      Kroll is a leading global provider of investigations, intelligence, security and risk mitigation consulting services. Through a network of 55 offices located in 18 countries, Kroll provides information, analysis and solutions, including:

     o Consulting services, which are comprised of: (1) business investigations and intelligence services, including nonfinancial due diligence, litigation support, fraud investigations, monitoring services and special inquiries and intellectual property infringement investigations; and (2) financial services, including forensic accounting, recovery and restructuring, asset tracing and analysis services and pre-acquisition financial due diligence; and

     o Security services, which are comprised of: (1) security services, including threat assessment, risk and crisis management, corporate security planning and executive protection, security architecture and design, and electronic countermeasures; and (2) technology services, including computer forensics and data recovery, information security and litigation and systems support services; and

     o Employee screening services, which include pre-employment background checking, drug testing and surveillance services.

Critical Accounting Policies

      Kroll's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in the Notes to the Consolidated Financial Statements included in Kroll's annual report on Form 10K for the year ended December 31, 2001. Some of our accounting policies require the application of significant judgment by management in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll's significant accounting policies include the following.

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

      Revenue recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements is recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations.

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

Results of Operations

      The following table sets forth the items noted as a percentage of total net sales for the three months ended March 31:


                                                                      2001     2002
                                                                     ------   ------

   Consulting Services..........................................      67.2%    64.3%
   Security Services............................................      11.5     15.9
   Employee Screening...........................................      21.3     19.8
                                                                     ------   ------
     Total net sales............................................     100.0%   100.0%
Cost of sales...................................................      58.4     55.4
                                                                     ------   ------
     Gross profit...............................................      41.6     44.6
                                                                     ------   ------
Selling and marketing...........................................       9.4      7.8
General and administrative......................................      29.3     28.4
Amortization of other intangible assets.........................       0.4      0.4
                                                                     ------   ------
   Total recurring operating costs..............................      39.1     36.6
                                                                     ------   ------
     Operating income before non-recurring operating costs......       2.5      8.0
                                                                     ------   ------
Failed separation costs.........................................       0.4      0.0
                                                                     ------   ------
     Operating income...........................................       2.1      8.0
                                                                     ------   ------



                                                                      2001     2002
                                                                     ------   ------
Interest expense, net...........................................      (2.2)    (1.7)
Other, net......................................................       0.3      0.0
                                                                     ------   ------
   Total other expense..........................................      (1.9)    (1.7)
                                                                     ------   ------
     Income from continuing operations before provision for
       income taxes.............................................       0.2      6.3
Provision for income taxes......................................       0.5      2.2
                                                                     ------   ------
     Income (loss) from continuing operations...................      (0.3)     4.1
Income of discontinued operations, net of tax...................       1.2      0.0
                                                                     ------   ------
     Net income.................................................       0.9%     4.1%
                                                                     ======   ======


      Net sales. Net sales increased $5.2 million, or 10.3%, from $50.8 million in the three months ended March 31, 2001 (the 2001 Period) to $56.0 million in the three months ended March 31, 2002 (the 2002 Period).

      Consulting Services - Net sales for the Consulting Services segment increased $1.9 million, or 5.5%, from $34.1 million in the 2001 Period to $36.0 million in the 2002 Period. This increase was primarily attributable to the strong demand for our corporate recovery and turnaround services in the United Kingdom, where net sales increased approximately $3.9 million, or 58.0%, from $6.8 million in the 2001 Period to $10.7 million in the 2002 Period. These increases were offset, in part, by decreased net sales in our Asian operations, where the weak regional economy and the reduced merger and acquisition activity continue to negatively impact sales.

      Security Services - Net sales for the Security Services segment increased $3.0 million, or 52.4%, from $5.9 million in the 2001 Period to $8.9 million in the 2002 Period. Our domestic security services business posted sales growth of approximately $3.5 million, or 71.3%, from $5.0 million in the 2001 Period to $8.5 million in the 2002 Period as a result of the increased demand for security services in the aftermath of the events of September 11th. This increase was partially offset by a decreased demand for security services in Latin America of approximately $0.5 million, where poor economic conditions existed. In addition, Kroll's net sales from security services decreased because Kroll is in the process of transitioning its security services business in Latin America from guard services, which have low margins, to other security services with higher margins.

      Employee Screening Services - Net sales for the Employee Screening Services segment increased $0.3 million, or 2.9%, from $10.8 million in the 2001 Period to $11.1 million in the 2002 Period. Demand for domestic pre-employment background checking increased approximately $1.0 million or 24.7%, but was largely offset by declines in domestic demand for both drug-testing and surveillance services, primarily due to the decline in domestic hirings as a result of the weak economy.

      Cost of sales and gross margin. Cost of sales increased $1.3 million, or 4.6%, from $29.7 million in the 2001 Period to $31.0 million in the 2002 Period. Gross margin as a percentage of sales increased 3.0 percentage points from 41.6% for the 2001 Period to 44.6% for the 2002 Period.

      Consulting Services - Gross margin for the Consulting Services segment increased 4.0 percentage points from 40.6% in the 2001 Period to 44.6% in the 2002 Period. This was primarily due to our turnaround business in the United Kingdom, where sales increased at a greater rate than cost of sales and at a greater rate than sales for other consulting services.

      Security Services - Gross margin for the Security Services segment increased 2.6 percentage points from 39.6% in the 2001 Period to 42.2% in the 2002 Period. This increase is a result of efficiency gains in employee utilization associated with the significant increase in sales of our domestic security services.

      Employee Screening Services - Gross margin for the Employee Screening Services segment increased 1.1 percentage points from 45.6% in the 2001 Period to 46.7% in the 2002 Period. This increase was primarily attributable to increased margins in our domestic pre-employment background checking business, which was partially offset by a decline in the period-to-period sales of our higher margin drug-testing services.

      Operating expenses. Operating expenses increased $0.5 million, or 2.3%, from $20.0 million in the 2001 Period to $20.5 million in the 2002 Period. Included in this increase are non-recurring expenses, which decreased $0.2 million, from $0.2 million in the 2001 Period to zero in the 2002 Period. Non-recurring charges in the 2001 Period consisted of costs associated with the failed separation of Kroll into two publicly traded companies. Excluding non-recurring expenses, operating expenses increased $0.7 million, or 3.2%, from $19.8 million in the 2001 Period to $20.5 million in the 2002 Period. Beginning with the 2002 Period, Kroll implemented SFAS 142, which, if applied to the 2001 Period, would have lowered 2001 Period operating expenses by $0.6 million, and produced an increase in operating expenses of $1.1 million, or 5.4%, for the 2002 Period compared to the 2001 Period. The increase in operating expenses is primarily due to increases in payroll and related expenses in our general and administrative support functions.

      As a percent of net sales, operating expenses, before non-recurring expenses, decreased 2.5% from 39.1% in the 2001 Period to 36.6% in the 2002 Period.

      Interest expense. Interest expense decreased $0.2 million, or 16.0%, from $1.1 million in the 2001 Period to $0.9 million in the 2002 Period, primarily as a result of the reduction in the level of overall indebtedness following the sale of SPSG.

      Provision for income taxes. The provision for income taxes increased $0.9 million from $0.3 million in the 2001 Period to $1.2 million in the 2002 Period, as a result of the $3.5 million increase in the pretax income from continuing operations.

      Discontinued operations. Income from discontinued operations decreased from $0.6 million in the 2001 Period to zero in the 2002 Period. VDCG was sold in June 2001 and SPSG was sold to Armor on August 22, 2001 (see Note 4 to the Notes to the Consolidated Unaudited Financial Statements).

      Net income. Net income increased $1.8 million from $0.5 million in the 2001 Period to $2.3 million in the 2002 Period. The increase in net income was due primarily to the $3.9 million increase in gross profit as a result of increased sales in the 2002 Period. The increase in gross profit was partially offset by a $0.5 million operating expense increase, a $0.9 million tax provision increase and a $0.6 million decrease in income from discontinued operations.

Liquidity and Capital Resources

      General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

      Credit facilities and senior notes. In 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The security pledge and joint and several guarantee also extended to Kroll's $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or
(b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 4(a) resulted in an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used 56.79% of the proceeds from the sale of SPSG, including the subsequent conversion of Armor stock to cash, to pay down this line of credit by approximately $28.2 million during the third quarter of 2001. All amounts outstanding under this agreement were repaid on November 14, 2001, thus terminating the agreement (see Note 6(a) to the Notes to the Consolidated Unaudited Financial Statements).

      Kroll's $35.0 million of senior notes were amended in 2001 to bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 4(a) to the Notes to the Consolidated Unaudited Financial Statements) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used 43.21% of the proceeds from the sale of SPSG, including the subsequent conversion of Armor common stock to cash, to repay these notes by approximately $21.2 million during the third quarter of 2001. On November 14, 2001, all outstanding debt under the senior notes was repaid (see Note 6(b) to the Notes to the Consolidated Unaudited Financial Statements).

      At the closing of the sale of the SPSG business to Armor, Kroll received approximately $53.7 million, of which approximately $15.0 million was paid in shares of Armor common stock and the balance was paid in cash. Of the approximately $38.7 million balance, $1.5 million was deposited in escrow pending agreement on SPSG's closing date balance sheet audit. Following the closing of the transaction with Armor, proceeds from the sale of the Armor stock of approximately $14.1 million and an additional $0.3 million subsequently received were paid immediately to the revolving credit facility lender and senior note holders. $0.6 million remains to be received from Armor.

      In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of the stock of certain of Kroll's subsidiaries as the credit facility discussed below, except that the notes are subordinate to the security interest and rights of the credit facility lender.

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

      The note holders have designated an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes were converted, are held by the noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

      In connection with the issuance of the notes Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal. A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes (see
Note 6(c) to the Notes to the Consolidated Unaudited Financial Statements). Excess proceeds of approximately $8.4 million are being used for working capital to fund operations.

      Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.0%. At March 31, 2002 the interest rate was 5.5%. In March 2002, maximum borrowings permitted under the demand note were raised from 2.5 million pounds sterling to
4.4 million pounds sterling, or $6.2 million as translated at March 31, 2002. Borrowings outstanding pursuant to this demand note were approximately $2.6 million and $4.2 million, as translated at December 31, 2001 and March 31, 2002, respectively

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of stock of certain of Kroll's subsidiaries (see Note 6(a) to the Notes to the Consolidated Unaudited Financial Statements). Through May 15, 2002, there were no borrowings under the credit facility.

      In May 2002, Kroll and Armor resolved post-closing adjustments to the SPSG closing date balance sheet, which resulted in the payment of $1.1 million of escrowed purchase price to Kroll.

      We currently believe that the net proceeds from the sale of the notes, combined with the available borrowings under the credit facility, the recovery of $1.1 million of the Armor escrow, and Kroll's cash from operations, will be sufficient to fund our operations for at least the next 12 months.

      Cash flows from operating activities. Operating activities provided $2.2 million in net cash in the 2001 Period compared to $1.0 million in the 2002 Period. In the 2002 Period, strong sales growth required a corresponding increase in working capital investments to fund increased business activity, as compared to the 2001 Period.

      Cash flows from investing activities. In the 2001 Period, Kroll used $2.2 million in investing activities, of which $1.0 million was used for capital expenditures and $1.2 million was used for database additions. In the 2002 Period, Kroll used $2.4 million in investing activities, of which $0.9 million was used for capital expenditures, $1.1 million was used for database additions and $0.4 million was used for additions to intangible assets.

      Cash flows from financing activities. Net cash used in financing activities was $2.1 million in the 2001 Period compared with net cash provided of $1.0 million for the 2002 Period. In the 2001 Period, cash used in the payment of long term debt was partially offset by borrowings under revolving lines of credit. In the 2002 Period, borrowings under revolving lines of credit was largely offset by payments of long term debt. In addition, $0.8 million of cash was provided from proceeds from the exercise of stock options.

      Kroll's contractual obligations were comprised of the following as of March 31, 2002:


                                            Payments due by Period
                          -----------------------------------------------------------------
Contractual Obligation    Total    Within 1 Year    2-3 Years     4-5 Years   After 5 Years
----------------------    -----    -------------    ---------     ---------   -------------
                                             (dollars in thousands)

Long-term debt........ $  30,339     $      77     $       80     $      56    $  30,126
Operating leases......    36,373         8,406         13,325         8,907        5,735
                       ---------     ---------     ----------     ---------    ---------
   Total.............. $  66,712     $   8,483     $   13,405     $   8,963    $  35,861
                       =========     =========     ==========     =========    =========


      Kroll also had a standby letter of credit outstanding at March 31, 2002 in the amount of approximately $1.5 million, which is personally guaranteed by an executive officer and shareholder of Kroll.

      Cash flows from discontinued operations. Net cash provided by discontinued operations was $0.6 million in the 2001 Period compared to zero in the 2002 Period. In June 2001, VDCG was sold and on August 22, 2001 SPSG was sold to Armor.

      Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses and maintaining insurance on equipment to protect against losses related to political risks and terrorism. In the 2001 Period, Kroll utilized derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. As of March 31, 2001, the foreign currency hedge contracts had a notional amount and estimated fair value of $13.4 million and $0.9 million, respectively. Kroll did not utilize derivative financial instruments during the 2002 Period.

      Quarterly fluctuations. Kroll generally does not have long-term contracts with its clients and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. Kroll adopted the provisions of this statement as of June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Accordingly, effective January 1, 2002, Kroll ceased amortizing goodwill and similar intangible assets. During 2002, Kroll will conduct impairment tests of the goodwill currently on its books. Impairment tests will be conducted annually thereafter, or sooner if circumstances indicate an impairment may have taken place (see Note 11 to the Notes to the Consolidated Unaudited Financial Statements).

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its consolidated results of operations or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002, and there was no material impact relating to the implementation of this statement on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

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

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. While this matter is at a preliminary stage and no discovery has been conducted, LAMB and its principals believe that they have meritorious defenses to the claims and intend to defend them vigorously.

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that such litigation, individually or in the aggregate, is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      During the quarter ended March 31, 2002, Kroll filed the following current report on Form 8-K.

      Date of Report: February 21, 2002 (filed March 1, 2002); Items 5 and 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of May, 2002.

                                       Kroll Inc.

                                       By: /s/ Michael A. Petrullo
                                          -------------------------------
                                          Michael A. Petrullo
                                          Acting Chief Financial Officer