Form 10-Q
period 2002-06-30
KROLL INC
filed 2002-08-12
CIK 1020476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to________________

                        Commission File Number: 000-21629

                                   KROLL INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          31-1470817
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

            900 Third Avenue                                     10022
              New York, NY                                     (Zip code)
 (Address of principal executive offices)

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

                                   30,596,448
            --------------------------------------------------------
            (Shares of common stock outstanding as of August 8, 2002)

================================================================================

                                   KROLL INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2002

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

        Item 1:    Financial Statements

                   Consolidated Balance Sheets (unaudited) as of
                   December 31, 2001 and June 30, 2002.....................   1

                   Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (unaudited) for
                     the three and six months ended June 30,
                     2001 and 2002.........................................   3

                   Consolidated Statements of Cash Flows (unaudited)
                     for the six months ended June 30, 2001 and 2002.......   4

                   Notes to Consolidated Unaudited Financial Statements....   5

        Item 2:    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  18

        Item 3:    Quantitative and Qualitative Disclosures About
                   Market Risk.............................................  30


PART II - OTHER INFORMATION

 Item 1:           Legal Proceedings.......................................  31

 Item 2:           Changes in Securities and Use of Proceeds...............  32

 Item 6:           Exhibits and Reports on Form 8-K........................  33

Signatures.................................................................  34


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    As of December 31, 2001 and June 30, 2002
                             (Dollars in Thousands)

                                                                             December 31,      June 30,
                                                                           -------------      ----------
                                                                                2001             2002
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................  $  11,485           42,185
   Marketable securities ..................................................       --              5,590
   Trade accounts receivable, net of allowance for
      doubtful accounts of $6,798 and $8,139 at December 31, 2001
      and June 30, 2002, respectively .....................................     37,780           46,383
   Unbilled revenues ......................................................     25,600           23,710
   Related party receivables ..............................................      2,417            2,004
   Prepaid expenses and other current assets ..............................      4,524            6,144
                                                                             ---------        ---------
      Total current assets ................................................     81,806          126,016
                                                                             ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land ...................................................................        194              194
   Buildings and improvements .............................................      2,001            2,043
   Leasehold improvements .................................................      7,440           10,472
   Furniture and fixtures .................................................      5,135            6,496
   Machinery and equipment ................................................     27,905           36,615
   Construction-in-progress ...............................................        500             --
                                                                             ---------        ---------
                                                                                43,175           55,820

   Less-accumulated depreciation and amortization .........................    (27,108)         (31,771)
                                                                             ---------        ---------
                                                                                16,067           24,049
                                                                             ---------        ---------

DATABASES, net of accumulated amortization of $33,672
   and $35,880 at December 31, 2001 and June 30, 2002,
   respectively ...........................................................     10,530           10,674
COSTS IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $8,033 and $8,036 at December 31, 2001
   and June 30, 2002, respectively (Note 13) ..............................     50,436          145,703
OTHER INTANGIBLE ASSETS, net of accumulated amortization
   of $3,403 and $4,079 at December 31, 2001 and June 30, 2002,
   respectively (Note 13) .................................................      6,720           15,739
DEFERRED TAX ASSET ........................................................       --              1,438
OTHER ASSETS ..............................................................      4,227            4,426
                                                                             ---------        ---------
      Total Assets ........................................................  $ 169,786        $ 328,045
                                                                             =========        =========


                 The accompanying notes are an integral part of
               these consolidated unaudited financial statements.


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    As of December 31, 2001 and June 30, 2002
                      (in Thousands, except share amounts)

                                                                                   December 31,       June 30,
                                                                                  -------------    -------------
                                                                                       2001             2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving lines of credit (Note 8) ............................................. $   2,561        $   1,518
   Current portion of long-term debt (Note 8) .....................................       318               87
   Trade accounts payable .........................................................    10,360           10,122
   Accrued liabilities ............................................................    16,391           17,579
   Income taxes payable ...........................................................     1,434            1,747
   Deferred income taxes ..........................................................     1,936              226
   Deferred revenue ...............................................................     4,389            3,737
   Net current liabilities of discontinued operation ..............................       503             --
                                                                                    ---------        ---------
      Total current liabilities ...................................................    37,892           35,016

OTHER LONG-TERM LIABILITIES .......................................................     1,337            1,129
DEFERRED INCOME TAXES .............................................................       346             --
CONVERTIBLE NOTES, net of unamortized discount of $11,200
   and $10,438 at December 31, 2001 and June 30, 2002,
   respectively (Note 8) ..........................................................    18,800           19,562
LONG-TERM DEBT, net of current portion (Note 8) ...................................       278               18
                                                                                    ---------        ---------
      Total liabilities ...........................................................    58,653           55,725
                                                                                    ---------        ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none .............      --               --
      issued
   Common stock, $.01 par value, 50,000,000 shares authorized,
      22,793,871 and 30,339,777 shares issued and outstanding at
      December 31, 2001 and June 30, 2002, respectively (Note 14) .................       228              303
   Additional paid-in-capital .....................................................   183,421          338,416
   Accumulated deficit ............................................................   (67,971)         (62,048)
   Accumulated other comprehensive loss ...........................................    (4,545)          (4,351)
                                                                                    ---------        ---------
      Total shareholders' equity ..................................................   111,133          272,320
                                                                                    ---------        ---------
                                                                                    $ 169,786        $ 328,045
                                                                                    =========        =========


                 The accompanying notes are an integral part of
               these consolidated unaudited financial statements.


                                   KROLL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                    (In Thousands, Except per Share Amounts)

                                                                      For the three months ended        For the six months ended
                                                                              June 30,                          June 30,
                                                                     ---------------------------       -------------------------
                                                                        2001            2002             2001             2002
                                                                     ---------        ---------        ---------        ---------

NET SALES ......................................................     $  48,585        $  59,719        $  99,360        $ 115,735
COST OF SALES ..................................................        28,535           32,170           58,206           63,199
                                                                     ---------        ---------        ---------        ---------
        Gross profit ...........................................        20,050           27,549           41,154           52,536
                                                                     ---------        ---------        ---------        ---------
OPERATING EXPENSES:
   Selling and marketing .......................................         4,527            5,389            9,282            9,765
   General and administrative ..................................        14,988           15,440           29,883           31,340
   Research and development ....................................          --                451             --                451
   Amortization of other intangible assets .....................           207              327              413              544
   Failed separation costs (Note 2) ............................           214             --                393             --
   Restructuring expenses (Note 3) .............................         2,597             --              2,597             --
                                                                     ---------        ---------        ---------        ---------
      Operating expenses .......................................        22,533           21,607           42,568           42,100
                                                                     ---------        ---------        ---------        ---------
        Operating income (loss) ................................        (2,483)           5,942           (1,414)          10,436
                                                                     ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
   Interest expense, net .......................................        (1,141)            (932)          (2,259)          (1,844)
   Other income (expense) ......................................           (20)             170              156              142
                                                                     ---------        ---------        ---------        ---------
        Income (loss) from continuing operations
          before provision for income taxes ....................        (3,644)           5,180           (3,517)           8,734
   Provision for income taxes ..................................           930            1,645            1,234            2,882
                                                                     ---------        ---------        ---------        ---------
        Income (loss) from continuing operations ...............        (4,574)           3,535           (4,751)           5,852
                                                                     ---------        ---------        ---------        ---------
   Discontinued operations (Note 4):
      Income (loss) from discontinued security
        products and services group, net of taxes ..............        (1,103)              70             (352)              70
      Loss from operations of discontinued voice and
        data communications group, net of taxes ................          --               --               (104)            --
                                                                     ---------        ---------        ---------        ---------
        Income (loss) from discontinued operations .............        (1,103)              70             (456)              70
                                                                     ---------        ---------        ---------        ---------

        Net income (loss) ......................................     $  (5,677)       $   3,605        $  (5,207)       $   5,922
                                                                     ---------        ---------        ---------        ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustment, net of
      tax benefit of $1,429 and tax provision of $96 ...........                                          (2,331)             194
      for 2001 and 2002, respectively                                                                  ---------        ---------
        Comprehensive income (loss) ............................                                       $  (7,538)       $   6,116
                                                                                                       =========        =========
PER SHARE DATA (Note 7):
   BASIC EARNINGS (LOSS) PER SHARE
      Earnings (loss) per share from continuing operations......     $   (0.20)       $    0.15        $   (0.21)       $    0.25
                                                                     =========        =========        =========        =========
      Earnings (loss) per share from discontinued operations....     $   (0.05)       $    0.00        $   (0.02)       $    0.00
                                                                     =========        =========        =========        =========
      Earnings (loss) per share ................................     $   (0.25)       $    0.15        $   (0.23)       $    0.25
                                                                     =========        =========        =========        =========
      Weighted average shares outstanding ......................        22,419           24,577           22,417           23,675
   DILUTED EARNINGS (LOSS) PER SHARE                                 =========        =========        =========        =========
      Earnings (loss) per share from continuing operations......     $   (0.20)       $    0.14        $   (0.21)       $    0.24
                                                                     =========        =========        =========        =========
      Earnings (loss) per share from discontinued ..............     $   (0.05)       $    0.00        $   (0.02)       $    0.00
        operations                                                   =========        =========        =========        =========
      Earnings (loss) per share ................................     $   (0.25)       $    0.14        $   (0.23)       $    0.24
                                                                     =========        =========        =========        =========
      Weighted average shares outstanding ......................        22,419           25,846           22,417           24,945
                                                                     =========        =========        =========        =========

                  The accompanying notes are an integral part
             of these consolidated unaudited financial statements.


                                   KROLL INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 10)
                                   (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2002
                             (Dollars in Thousands)

                                                                                       June 30,       June 30,
                                                                                         2001           2002
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................................ $ (5,207)       $  5,922
   Adjustments to reconcile net income (loss) to net cash provided by continuing operations--
      Loss (income) from discontinued operations ....................................      456             (70)
      Depreciation and amortization .................................................    6,557           5,638
      Bad debt expense ..............................................................    1,870           1,726
      Non-cash interest expense .....................................................     --               939
      Non-cash compensation expense .................................................      127            --
   Change in assets and liabilities, net of effects of acquisitions and dispositions--
      Receivables--trade and unbilled ...............................................     (163)         (3,827)
      Prepaid expenses and other current assets .....................................     (848)           (351)
      Trade accounts payable and income taxes payable ...............................   (1,903)           (683)
      Amounts due to/from related parties ...........................................      771             863
      Deferred revenue ..............................................................      610          (1,127)
      Accrued liabilities ...........................................................     (787)         (3,166)
      Other long-term liabilities ...................................................    1,121            (235)
                                                                                      --------        --------
        Net cash provided by operating activities of continuing operations...........    2,604           5,629
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .......................................   (1,258)           (946)
   Additions to databases ...........................................................   (1,953)         (2,035)
   Additions to intangible assets ...................................................     --            (2,933)
   Acquisitions, net of cash acquired (Note 6) ......................................     --            29,132
   Sale of marketable securities ....................................................     --                 5
   Purchase of investments ..........................................................     --               (14)
                                                                                      --------        --------
      Net cash provided by (used in) investing activities of continuing operations...   (3,211)         23,209
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving lines of credit .....................................     (108)         (1,765)
   Payments of long-term debt .......................................................     (244)           (469)
   Foreign currency translation .....................................................   (1,060)           (466)
   Proceeds from exercise of stock options and warrants .............................      115           5,052
                                                                                      --------        --------
      Net cash provided by (used in) financing activities of continuing operations...   (1,297)          2,352
                                                                                      --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................   (1,904)         31,190
Effects of foreign currency exchange rates on cash and cash equivalents .............      (99)            (58)
Net cash provided by (used in) discontinued operations ..............................       89            (432)
CASH AND CASH EQUIVALENTS, beginning of period ......................................    6,277          11,485
                                                                                      --------        --------
CASH AND CASH EQUIVALENTS, end of period ............................................ $  4,363        $ 42,185
                                                                                      ========        ========


                 The accompanying notes are an integral part of
               these consolidated unaudited financial statements.

                                   KROLL INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                    As of December 31, 2001 and June 30, 2002


(1)     General

        Kroll Inc., a Delaware corporation (see Note 14), together with its subsidiaries (collectively, Kroll), is a leading global provider of a broad range of specialized services that are designed to provide solutions to a variety of risk mitigation and security needs. Kroll offers: (1) Consulting Services such as business investigations and intelligence as well as financial services; (2) Security Services such as architectural and corporate consulting, crisis management programs and technology services; and (3) Employee Screening Services including pre-employment and vendor background checking, drug testing and surveillance services. The former Security Products and Services Group
(SPSG) marketed ballistic and blast protected vehicles and security services (see Note 4(a) - Discontinued Operations).

        The consolidated financial statements include the historical consolidated financial statements of Kroll and (a) the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting; and (b) the financial position, results of operations and cash flows of entities which were merged with Kroll in connection with pooling of interests business combinations. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's annual report on Form 10-K for the year ended December 31, 2001.

(2)     Corporate Initiatives

        Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated unaudited financial statements.

        In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spinoff of net assets of its two principal operating segments, the Security Products and Services Group and the Investigations and Intelligence Group, into two public companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.4 million ($0.01 per diluted share) for the six months ended June 30, 2001 and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll does not anticipate any additional expenses related to this terminated separation alternative.

        On August 22, 2001, Kroll completed the sale of SPSG to Armor Holdings, Inc. (Armor) for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock and $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review (see Note 4(a)).

        On May 6, 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million, primarily relating to SPSG's Central American operations (see Note 4(a)).

        On March 30, 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which agreements were further amended in April 2001. The agreements were amended again on October 22, 2001, which extended the date of repayment of all outstanding debt to November 16, 2001. On November 14, 2001, these debt instruments were retired using the proceeds from the issuance of the convertible notes discussed below (see Note 8(a)).

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes are secured by a security interest in substantially all the assets of Kroll and its material domestic subsidiaries, and a pledge of the stock of certain of Kroll's subsidiaries. The notes are subordinate to the security interest and rights of the revolving credit facility lender discussed below.

        Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 8(c)).

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (Foothill) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The asset-based loan agreement requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of the stock of certain of Kroll's subsidiaries as the convertible notes, except that Foothill is senior in security interest and rights to the convertible notes. As of June 30, 2002 there were no amounts borrowed under the credit facility (see Note 8(a)).

        In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing, and expects to receive $127,000 within one year of the closing date and an additional $50,000 within two years of the closing date. These transactions relieve Kroll of any liability associated with its Russian businesses (see Note 4(a)).

        On May 23, 2002, Kroll received $500,000 from Securify, representing payment on an unsecured short-term note, undertaken as part of the refinancing and restructuring of Securify's debt (see Note 5).

(3)     Restructuring of Operations

        In the second quarter of 2001, Kroll began implementation of a restructuring plan (the 2001 Plan) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. The total pre-tax restructuring charge recorded pursuant to the 2001 Plan was approximately $2.7 million, of which approximately $2.6 million was recorded in the second quarter of 2001. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. Total payments or writeoffs made pursuant to the 2001 Plan through June 30, 2002 were approximately $2.3 million. The principal elements of the restructuring plan were the closure of four Investigations and Intelligence Group offices and the elimination of approximately 98 employees. The components of the restructuring accrued balance as of June 30, 2002 are as follows:

Description                                                        Accrual
-----------------------------------------------------------     -------------

Severance and related costs................................     $    160,351
Lease termination costs....................................          270,691
                                                                ------------
                                                                     431,042
Less--Current portion.......................................         431,042
                                                                ------------
                                                                $         --
                                                                ============

(4)     Discontinued Operations

        (a) Security Products and Services Group - On August 22, 2001, Kroll sold the common stock of most of the active companies that comprise SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in common stock, and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services, which Kroll continues to operate. Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below. The $1.5 million in escrow had not been included in determining the estimated loss on the sale of SPSG. Similarly, Kroll has not included the impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG.

        On May 6, 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll has forgiven certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG's Central American operations. On May 15, 2002, Kroll received $.6 million from Armor, representing the residual balance due from the sale of the $15.0 million in common stock.

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

        Although Kroll's Russian businesses were not sold to Armor, the Russian businesses were part of the plan to discontinue SPSG and, therefore, have been included in discontinued operations of SPSG. In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses. Kroll received $150,000 upon closing, and expects to receive approximately $127,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with its Russian businesses.

        Net sales and results of operations of SPSG are as follows:


                                                                 Six Months ended
                                                                  June 30, 2001
                                                              ---------------------
                                                              (dollars in thousands)
Net sales....................................................... $      61,404
Cost of sales...................................................        49,446
                                                                 -------------
   Gross profit.................................................        11,958
Operating expenses..............................................        10,421
                                                                 -------------
      Operating income..........................................         1,537
Other expense...................................................         1,507
                                                                 -------------
      Income before provision for income taxes..................            30
Provision for income taxes......................................           382
                                                                 -------------
      Net loss.................................................. $        (352)
                                                                 =============

        (b) Voice and Data Communications Group - On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems.

        On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. As the realization of the $4.0 million in notes was contingent upon subsequent factors, at June 30, 2001, these notes were valued at $1.8 million. Kroll subsequently evaluated the collectibility of the notes and determined that the ultimate resale of VDCG and collection on the notes were uncertain. As a result, the notes were written down to zero in the third quarter of 2001.

        The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of VDCG reflect an allocation of interest expense based on VDCG's average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented. Net sales and results of operations of this discontinued operation are as follows:

                                                             Six Months ended
                                                              June 30, 2001
                                                          ----------------------
                                                          (dollars in thousands)
Net sales.....................................................  $       4,590
Interest expense allocation...................................  $          60
Net loss from discontinued VDCG operations....................  $        (104)

        A valuation allowance for VDCG's net operating loss carryforwards has been provided, as the tax benefit will not be realized.

(5)     Sale of Stock by Information Security Group

        In October 2000, Kroll's then wholly owned subsidiary, Securify, completed a sale of preferred stock through a private equity offering to certain unrelated third parties. Kroll recognized a pre-tax gain on this transaction of approximately $1.6 million and an after-tax loss of approximately $0.5 million, net of approximately $2.1 million of unrealizable operating loss carryforwards and other deferred tax assets that Kroll did not retain. At December 31, 2001, Kroll had a fully reserved receivable from Securify of approximately $5.4 million, which was represented by a promissory note with a five-year repayment schedule.

        As a result of this transaction, as of December 31, 2000, Kroll's voting control in Securify approximated 27 percent. The investment in Securify, which had been previously consolidated, was then accounted for using the equity method. Kroll does not have any carrying value for its investment as of June 30, 2002. Securify has realized continuing losses since October 2000. Since Kroll has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.

        In January 2002, Kroll agreed with Securify to restructure its existing debt, receiving in its place the following:

     (1) $500,000 short-term subordinated unsecured promissory note (the "Short-Term Note"),

     (2) $500,000 long-term subordinated unsecured promissory note (the "Long-Term Note"),

     (3) $2.5 million subordinated unsecured convertible promissory note (the "Convertible Note"),

     (4)  58,666 shares of Class B common stock of Securify and,

     (5) A non-exclusive license to use proprietary software developed by Securify.

        In May 2002, Securify obtained additional equity financing. In conjunction with this financing the parties restructured the January 2002 agreement as follows:

     (1)  Securify paid Kroll $500,000 in payment of the Short-Term Note,

     (2)  Kroll cancelled the Long-Term Note,

     (3) $250,000 of the Convertible Note was exchanged for an equivalent value of Securify Series B Preferred Stock,

     (4)  The remaining balance of the Convertible Note was cancelled.

     (5) Kroll now owns 131,854 shares of Securify common stock and retains the non-exclusive license to use proprietary software developed by Securify.

     (6) As a result of the additional financing obtained by Securify, Kroll's voting control of Securify was reduced to approximately 1%. Accordingly, Securify, formerly accounted for under the equity method, is now accounted for as a cost basis investment which the Company has valued at zero.

(6)     Merger Agreement

        On April 1, 2002, Kroll entered into an agreement (the "Merger Agreement") to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The Merger Agreement provided that a wholly owned subsidiary of Kroll would be merged with and into Ontrack (the "Merger"), resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The Merger was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Ontrack shareholders received 0.6447 shares of Kroll common stock for each share of Ontrack. In addition, pursuant to the Merger Agreement, Kroll assumed Ontrack's existing stock option plans. As a result of the Merger, Kroll will issue up to 7.9 million shares of its common stock, including shares that may be issued upon the future exercise of Ontrack options.

        In connection with the acquisition of Ontrack, assets were acquired and liabilities assumed as follows (dollars in thousands):

                                                                   Ontrack
                                                                  ---------
VALUATION OF ONTRACK TRANSACTION:
   Value of shares issued........................................ $ 137,706
   Value of options assumed......................................    12,313
   Transaction costs.............................................     3,900
                                                                  ---------
   Purchase price................................................ $ 153,919
                                                                  =========

ASSETS ACQUIRED:
   Current assets................................................    44,331
   Property, plant and equipment, net............................     9,451
   Other non-current assets......................................     2,922
      Total assets acquired......................................    56,704
      Current liabilities assumed................................    (4,468)
         Net assets acquired.....................................    52,236
                                                                  ---------
         Intangible assets acquired.............................. $ 101,683
                                                                  =========

INTANGIBLE ASSETS:
   Goodwill recognized...........................................    95,183
   Identifiable intangible assets................................     6,500
                                                                  ---------
      Intangible assets acquired................................. $ 101,683
                                                                  =========

        The above schedule is based on a preliminary valuation of the assets and liabilities involved. A final determination will be made within 12 months of the effective acquisition date.

        The following unaudited pro forma combined results of operations for the three and six months ended June 30, 2002 assumes that the Ontrack acquisition occurred as of January 1, 2002. (Period to period comparisons within a given year or between years may not be indicative of operating results over a full fiscal year.) (in thousands, except per share data):


                                                   For the Three Months Ended     For the Six Months Ended
                                                          June 30, 2002                June 30, 2002
                                                   --------------------------     ------------------------
Sales .............................................       $ 71,014                      $142,132
Income (loss) from continuing .....................       $  3,934                      $  7,416
   operations
Net income (loss) .................................       $  4,004                      $  7,486
Earnings (loss) per share:
   Basic ..........................................       $   0.13                      $   0.25
   Diluted ........................................       $   0.13                      $   0.24


(7)     Earnings Per Share

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

        The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended June 30, 2001 and 2002:


                                                               Six Months Ended June 30, 2001
                                                         -------------------------------------------
                                                                           Weighted
                                                          Net Income        Average
                                                            (Loss)           Shares       Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -----------     -------------   -----------
                                                            (in thousands, except per share data)
Basic and diluted earnings (loss) per share:
   Continuing operations.............................   $      (4,751)                   $     (0.21)
   Discontinued operations ..........................            (456)                         (0.02)
                                                        -------------                    -----------
   Total.............................................   $      (5,207)         22,417    $     (0.23)
                                                        =============                    ===========


                                                               Six Months Ended June 30, 2002
                                                         -------------------------------------------
                                                                           Weighted
                                                          Net Income        Average
                                                            (Loss)           Shares       Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -----------     -------------   -----------
                                                            (in thousands, except per share data)

Basic earnings per share:                               $       5,922           23,675   $      0.25
                                                        =============                    ===========
Effect of dilutive securities:
   Options...........................................                            1,270         (0.01)
                                                        -------------        ---------   -----------
Diluted earnings per share...........................   $       5,922           24,945   $      0.24
                                                        =============        =========   ===========

(8)     Debt

    (a) Revolving Line of Credit

        In April 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The assets and the joint and several guarantee also secured Kroll's $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 4(a) caused an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used approximately $28.2 million of the proceeds from the sale of SPSG to pay down this line of credit during the third quarter of 2001. The remaining balance under this agreement was subsequently repaid on November 14, 2001, thus terminating the agreement.

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The borrowing amount is calculated based on an analysis of Kroll's accounts receivable and unbilled revenues as of the month end preceding the borrowing date. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. As of June 30, 2002, there were no amounts borrowed under the credit facility.

         (b) Senior Notes

        Kroll's $35.0 million of senior notes were amended in April 2001 to bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which expired after April 20, 2001 (or, if less, the highest rate allowed by law). These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 4(a)) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used approximately $21.2 million of the proceeds from the sale of SPSG to repay the note holders during the third quarter of 2001. On November 14, 2001, all remaining outstanding debt under the senior notes was repaid.

         (c) Senior Secured Subordinated Convertible Notes

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. In May 2002, Kroll made the first required interest payment of approximately $0.9 million. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

        The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the $15 million revolving credit facility, except that the notes are subordinate to the security interest and rights of the credit facility lender.

        The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any senior or pari-passu debt other than the $15.0 million credit facility, or any liability for borrowed money, guaranteeing the obligations for borrowed money of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders. The note holders have designated an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes are converted, are held by the original noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

        Kroll has an effective registration statement under the Securities Act of 1933, as amended, covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

        In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal. During the six months ended June 30, 2002, $0.8 million was amortized.

(9)     New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FDSB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and similar intangible assets to be accounted for using an impairment-only method instead of the amortization method previously used. Accordingly, effective January 1, 2002, Kroll ceased amortizing goodwill and similar intangible assets. In addition, Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS 142. These tests determined that Kroll's recorded goodwill is not impaired. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place. Refer to Note 13 for the effect of implementation of SFAS No. 142.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and management expects that the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002. There was no material impact relating to the implementation of this statement on its consolidated results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management expects that adoption of this statement will not have a material effect on our results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In September 2000, the Emerging Issues Task Force (EITF) announced Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information", stating that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll's financial position and results of operations. To date, the EITF has not made any official determinations on this issue.

(10)    Supplemental Cash Flows Disclosures

        The following is a summary of cash paid related to certain items:


                                                                              Six Months Ended June 30,
                                                                             ---------------------------
                                                                                 2001           2002
                                                                             ------------   ------------
                                                                               (dollars in thousands)
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest of continuing operations....................       $      3,287   $      1,025
                                                                             ============   ============
   Cash paid for interest of discontinued operations..................       $        141   $         --
                                                                             ============   ============
   Cash paid for taxes of continuing operations, net of refunds.......       $        794   $      1,492
                                                                             ============   ============
   Cash paid for taxes of discontinued operations, net of refunds.....       $         63   $         --
                                                                             ============   ============

Supplemental Disclosure of Non-cash Activities:
   Notes received from the sale of businesses, net of discounts (Note 4(b)   $      1,831   $         --
                                                                             ============   ============
   Equity financing from the acquisition of a business (common stock
      $69 and additional paid-in-capital $149,950 - Note 6)                  $         --   $    150,019
                                                                             ============   ============

(11)    Derivative Financial Instruments

        Financial instruments in the form of foreign currency exchange contracts were utilized by Kroll in 2001 to hedge its exposure to movements in foreign currency exchange rates. Kroll does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2001, the foreign currency hedge contracts had a notional amount of $3.2 million, which approximated their estimated fair value. During the six months ended June 30, 2002, Kroll did not utilize foreign currency exchange contracts.

(12)    Customer and Segment Data

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

        The following summarizes information about Kroll's business segments for the three and six months ended June 30, 2001 and 2002:


                                                    Consulting        Security       Employee
                                                     Services         Services       Screening         Other        Consolidated
                                                    ----------       ---------      ----------       ---------      ------------
                                                                               (dollars in thousands)
Three Months Ended June 30, 2001

   Net sales to unaffiliated customers              $  31,645        $   6,016       $  10,924       $    --         $  48,585
                                                    =========        =========       =========       =========       =========
   Gross profit                                     $  12,589        $   2,366       $   5,095       $    --         $  20,050
                                                    =========        =========       =========       =========       =========
   Operating income (loss)                          $    (666)       $     200       $     909       $  (2,926)      $  (2,483)
                                                    =========        =========       =========       =========       =========

Three Months Ended June 30, 2002
   Net sales to unaffiliated customers              $  35,328        $  10,778       $  13,613       $    --         $  59,719
                                                    =========        =========       =========       =========       =========
   Gross profit                                     $  16,350        $   4,660       $   6,539       $    --         $  27,549
                                                    =========        =========       =========       =========       =========
   Operating income (loss)                          $   5,825        $   1,698       $   3,046       $  (4,627)      $   5,942
                                                    =========        =========       =========       =========       =========

Six Months Ended June 30, 2001
   Net sales to unaffiliated customers              $  65,784        $  11,866       $  21,710       $    --         $  99,360
                                                    =========        =========       =========       =========       =========
   Gross profit                                     $  26,459        $   4,682       $  10,013       $    --         $  41,154
                                                    =========        =========       =========       =========       =========
   Operating income (loss)                          $   1,820        $     380       $   1,876       $  (5,490)      $  (1,414)
                                                    =========        =========       =========       =========       =========

Six Months Ended June 30, 2002
   Net sales to unaffiliated customers              $  71,333        $  19,693       $  24,709       $    --         $ 115,735
                                                    =========        =========       =========       =========       =========
   Gross profit                                     $  32,392        $   8,420       $  11,724       $    --         $  52,536
                                                    =========        =========       =========       =========       =========
   Operating income (loss)                          $  11,642        $   3,704       $   5,123       $ (10,033)      $  10,436
                                                    =========        =========       =========       =========       =========
   Identifiable assets at June 30, 2002             $  75,813        $  48,006       $  27,529       $    --         $ 151,348
                                                    =========        =========       =========       =========
   Corporate assets                                                                                                  $ 176,697
                                                                                                                     ---------
   Total assets at June 30, 2002                                                                                     $ 328,045
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

        Prior to the sale of the Security Products and Services Group to Armor, corporate costs relating to Consulting Services, Security Services and Employee Screening Services were included in the calculation of operating income for each of those segments. This mirrored the management of those businesses as one segment, the Investigations and Intelligence Group, at that time. Subsequent to the sale, Kroll's remaining business was the Investigations and Intelligence Group, which has been broken out into the three described segments. Corporate costs relating to each of these segments are now included with "Other" corporate costs in order to mirror the post-sale management structure of Kroll. For the three and six months ended June 30, 2001, corporate costs of approximately $3.8 million and $6.7 million, respectively, relating to these three segments, were included in the calculation of segment operating income. Had these costs been included with "Other" corporate costs in 2001, the operating loss relating to "Other" would have been approximately $6.7 million and $12.2 million for the three and six months ended June 30, 2001, respectively.

(13)    Effect of the Implementation of SFAS No. 142

        In accordance with SFAS No. 142, Kroll no longer records amortization expense for goodwill. This had the following effect on reported earnings:


                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                        ----------------------------   -------------------------
                                                           2001           2002           2001            2002
                                                        ----------      ---------     ----------       ---------
                                                                (in thousands, except per share data)

Net income as reported ..............................    $  (5,677)     $   3,605     $   (5,207)      $   5,922
Amortization of goodwill ............................          604           --            1,193            --
                                                         ---------      ---------      ---------       ---------
   Adjusted net income ..............................    $  (5,073)     $   3,605     $   (4,014)      $   5,922
                                                         =========      =========      =========       =========

Diluted income per share as reported ................    $   (0.25)     $    0.14     $    (0.23)      $    0.24
Amortization of goodwill ............................         0.02             --           0.05              --
                                                         ---------      ---------      ---------       ---------
   Adjusted income per share ........................    $   (0.23)     $    0.14     $    (0.18)      $    0.24
                                                         =========      =========      =========       =========

        Kroll has not changed the amortization periods or ceased amortizing intangible assets other than goodwill as a result of our review of indefinite lived assets to date. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS 142. These tests determined that Kroll's recorded goodwill is not impaired. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place.

        As of June 30, 2002, Kroll had recorded cost and accumulated amortization of intangible assets of $19.8 million and $4.1 million, respectively. Of this amount, $10.5 million and $2.9 million related to the cost and accumulated amortization of intangible assets of acquired customer lists. An additional $6.5 million and $0.1 million pertaining to the cost valuation and related accumulated amortization of in-house systems software was recorded as part of the Company's merger with Ontrack. The remaining $2.8 million and $1.1 million of cost and accumulated amortization are primarily related to non-compete agreements.

        Amortization expense on intangible assets of $0.5 million was recognized in the six months ended June 30, 2002. Approximately $11.5 million of amortization expense is anticipated to be recognized over the next five years.

(14)    Subsequent Events

        (a) Change of Incorporation - On July 2, 2002, Kroll, formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged with and into its wholly-owned Delaware subsidiary. In connection with this reincorporation in Delaware, Kroll's authorized capital increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

        (b) Acquisition - On July 3, 2002, Kroll acquired Crucible, a privately held company which provides elite training and protective services. Kroll paid $1.0 million upon closing and the purchase agreement calls for an additional $1.0 million to be paid in equal annual installments over the next four years.

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


Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "will" and similar expressions. These statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected.

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

        On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprised its Security Products and Services Group (SPSG), other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian businesses, to Armor Holdings, Inc. (Armor). On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. In May 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in the payment of $1.1 million to Kroll of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG's Central American operations. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review (see Note 4(a) to the Notes to the Consolidated Unaudited Financial Statements).

        On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock into cash. An additional $0.3 million was converted to cash on September 21, 2001. The remaining balance of approximately $0.6 million was received from Armor on May 15, 2002. Kroll used the proceeds from the sale of SPSG to repay approximately $49.4 million of debt during the third quarter of 2001.

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the credit facility discussed below, except that the notes are subordinate to the interest and rights of the credit facility lender. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments (see Note 8(c) of the Notes to the Consolidated Unaudited Financial Statements).

        In January 2002, Kroll restructured its debt with Securify, receiving in its place a $0.5 million short-term and a $0.5 million long-term note, along with a $2.5 million convertible note, approximately 60,000 shares of Securify common stock, and a non-exclusive license to use proprietary software developed by Securify. In May 2002, the parties restructured the January agreement, with Kroll receiving the $0.5 million short-term note payment and converting approximately $.3 million of the convertible note into an equivalent value of preferred stock. The remaining balance of the convertible note as well as the $0.5 million long term note were forgiven. Kroll retained its shares of Securify stock and the non-exclusive license (see Note 5 of the Notes to the Consolidated Unaudited Financial Statements).

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries (see Note 8(a) of the Notes to the Consolidated Unaudited Financial Statements). Through August 9, 2002 there were no borrowings under the credit facility.

        On April 1, 2002, Kroll entered into an agreement (the "Merger Agreement") to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The Merger Agreement provided that a wholly owned subsidiary of Kroll would be merged with and into Ontrack (the "Merger"), resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The Merger was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Each share of outstanding Ontrack common stock was converted into 0.6447 of one share of Kroll's common stock. In addition, pursuant to the Merger Agreement, Kroll assumed Ontrack's existing stock option plans. As a result of the Merger, Kroll will issue up to 7.9 million shares of its common stock, including shares that may be issued upon the future exercise of Ontrack options (see Note 6 of the Notes to the Consolidated Unaudited Financial Statements).

        In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing, and expects to receive approximately $127,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with its Russian businesses (see Note 4(a) of the Notes to the Consolidated Unaudited Financial Statements).


General

        Kroll is a leading global provider of investigations, intelligence, security and risk mitigation consulting services. With a presence in more than 60 cities in 20 countries, Kroll provides information, analysis and solutions, including:

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

     o Security services, which include threat assessment, risk and crisis management, corporate security planning and executive protection, security architecture and design, electronic countermeasures, data recovery and computer forensic services; and

     o Employee screening services, which include pre-employment background checking, drug testing and surveillance services.


Critical Accounting Policies

        Kroll's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in the Notes to the Consolidated Financial Statements included in Kroll's annual report on Form 10K for the year ended December 31, 2001. Some of our accounting policies require the application of significant judgment by management in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll's significant accounting policies include the following:

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

        Foreign Currency Translation and Transactions. Assets and liabilities of foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the period, with gains or losses resulting from translation included in a separate component of shareholders' equity.

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

Results of Operations

        The following table sets forth the items noted as a percentage of total net sales:


                                                                         For the Three Months           For the Six Months
                                                                             Ended June 30,               Ended June 30,
                                                                         --------------------         ---------------------
                                                                          2001           2002           2001           2002
                                                                         -----          -----          -----          -----
Net sales:
   Consulting Services ................................................   65.1%          59.2%          66.2%          61.6%
   Security Services ..................................................   12.4           18.0           11.9           17.0
   Employee Screening .................................................   22.5           22.8           21.9           21.4
                                                                         -----          -----          -----          -----
      Total net sales .................................................  100.0%         100.0%         100.0%         100.0%
Cost of sales .........................................................   58.7           53.9           58.6           54.6
                                                                         -----          -----          -----          -----
      Gross profit ....................................................   41.3           46.1           41.4           45.4
                                                                         -----          -----          -----          -----
Selling and marketing .................................................    9.3            9.0            9.3            8.4
General and administrative ............................................   30.9           25.9           30.1           27.1
Research and development ..............................................     --            0.7             --            0.4
Amortization of other intangible assets ...............................    0.4            0.5            0.4            0.5
                                                                         -----          -----          -----          -----
   Total recurring operating costs ....................................   40.6           36.1           39.8           36.4
                                                                         -----          -----          -----          -----
      Operating income before non-recurring operating .................    0.7           10.0            1.6            9.0
        costs                                                            -----          -----          -----          -----
Failed separation costs ...............................................    0.4            0.0            0.4            0.0
Restructuring expenses ................................................    5.4            0.0            2.6            0.0
                                                                         -----          -----          -----          -----
      Operating income (loss) .........................................   (5.1)          10.0           (1.4)           9.0
                                                                         -----          -----          -----          -----
Interest expense, net .................................................   (2.4)          (1.6)          (2.3)          (1.6)
Other, net ............................................................    0.0            0.3            0.2            0.1
                                                                         -----          -----          -----          -----
   Total other expense ................................................   (2.4)          (1.3)          (2.1)          (1.5)
      Income (loss) from continuing operations before                    -----          -----          -----          -----
        provision for income taxes ....................................   (7.5)           8.7           (3.5)           7.5
Provision for income taxes ............................................    1.9            2.8            1.3            2.4
                                                                         -----          -----          -----          -----
      Income (loss) from continuing operations ........................   (9.4)           5.9           (4.8)           5.1
Gain (loss) from discontinued operations, net of tax ..................   (2.3)           0.1           (0.4)           0.0
                                                                         -----          -----          -----          -----
      Net income (loss) ...............................................  (11.7)%          6.0%          (5.2)%          5.1%
                                                                         =====          =====          =====          =====

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net sales. Net sales increased $11.1 million, or 22.9%, from $48.6 million in the three months ended June 30, 2001 to $59.7 million in the three months ended June 30, 2002.

        Consulting Services - Net sales for the Consulting Services segment increased $3.7 million, or 11.6%, from $31.6 million in the three months ended June 30, 2001 to $35.3 million in 2002. This increase was primarily attributable to the strong demand for our corporate recovery and turnaround services in the United Kingdom, where net sales increased $3.6 million, or 54.6%, from $6.5 million in the 2001 period to $10.1 million in the 2002 period. These increases were offset, in part, by decreased net sales in our Asian operations, where the weak regional economy and reduced merger and acquisition activity continue to negatively impact sales.

        Security Services - Net sales for the Security Services segment increased $4.8 million, or 79.2%, from $6.0 million in the three months ended June 30, 2001 to $10.8 million in 2002. This includes the results of Ontrack Data International, which was acquired on June 13, 2002 (see Note 6 of the Notes to the Consolidated Unaudited Financial Statements). Excluding Ontrack, net sales for the Security Services segment increased $1.8 million or 28.5%. Our domestic security services business posted sales growth of approximately $2.3 million, or 68.6%, from $3.4 million in the 2001 period to $5.7 million in the 2002 period as a result of the increased demand for security consulting and design services in the wake of current national and international events. This increase was partially offset by a decreased demand for security services in Latin America, where poor economic conditions exist. In addition, Kroll's net sales from security services in Latin America decreased because Kroll is in the process of transitioning its security services business in that region from guard services, which have low margins, to other security services with higher margins.

        Employee Screening Services - Net sales for the Employee Screening Services segment increased $2.7 million, or 24.6%, from $10.9 million for the three months ended June 30, 2001 to $13.6 million in 2002. Demand for domestic pre-employment background checking increased approximately $2.1 million or 43.5%.

        Cost of sales and gross margin. Cost of sales increased $3.7 million, or 12.7%, from $28.5 million for the three months ended June 30, 2001, to $32.2 million for the three months ended June 30, 2002. Gross margin as a percentage of sales increased 4.8 percentage points from 41.3% for the three months ended June 30, 2001, to 46.1% for the three months ended June 30, 2002.

        Consulting Services - Gross margin for the Consulting Services segment increased 6.5 percentage points from 39.8% for the three months ended June 30, 2001, to 46.3% in 2002. This was primarily due to our turnaround business in the United Kingdom, where sales increased at a greater rate than cost of sales.

        Security Services - Gross margin for the Security Services segment increased 3.9 percentage points from 39.3% for the three months ended June 30, 2001 to 43.2% in 2002. This increase is a result of efficiencies associated with the significant increase in sales of our domestic security services, as well as higher margins in our Latin American Security operations.

        Employee Screening Services - Gross margin for the Employee Screening Services segment increased 1.4 percentage points from 46.6% for the three months ended June 30, 2001, to 48.0% in 2002. This increase was primarily attributable to increased margins in our domestic pre-employment background checking business, and drug-testing services.

        Operating expenses. Operating expenses decreased $0.9 million, or 4.1%, from $ 22.5 million, for the three months ended June 30, 2001, to $21.6 million for the three months ended June 30, 2002. Non-recurring charges of $2.8 million for the three months ended June 30, 2001 consisted of $2.6 million of costs associated with the 2001 restructuring plan and $0.2 million related to the failed separation of Kroll into two publicly traded companies. Excluding non-recurring expenses, operating expenses increased $1.9 million, or 9.6%, from $19.7 million for the three months ended June 30, 2001 to $21.6 million in 2002. Beginning in January 2002, Kroll implemented SFAS 142. Accordingly, Kroll ceased amortizing goodwill on January 1, 2002. If SFAS 142 were applied to the three months ended June 30, 2001, operating expenses for that period would have been lowered by $0.6 million, resulting in an increase of $2.5 million for the three months ended June 30, 2002. The increase in recurring operating expenses is primarily due to increases in payroll and related expenses in our general and administrative support functions and the inclusion of operating expenses of Ontrack in 2002, which were not part of our 2001 results.

        As a percent of net sales, operating expenses, before non-recurring expenses, decreased 4.3 percentage points from 40.5% for the three months ended June 30, 2001 period to 36.2% in 2002.

        Interest expense. Interest expense decreased $0.2 million, or 18.3%, from $1.1 million for the three months ended June 30, 2001 to $0.9 million in 2002, primarily as a result of the reduction in the level of overall indebtedness following the sale of SPSG.

        Provision for income taxes. The provision for income taxes increased $0.7 million from $0.9 million for the three months ended June 30, 2001 to $1.6 million in 2002.

        Discontinued operations. Income from discontinued operations improved from a loss of $1.1 million for the three months ended June 30, 2001 to income of $0.1 million in 2002. VDCG was sold in June 2001 and SPSG was sold to Armor on August 22, 2001 (see Note 4 of the Notes to the Consolidated Unaudited Financial Statements).

        Net income. Net income improved $9.3 million from a loss of $5.7 million for the three months ended June 30, 2001 to income of $3.6 million in 2002. The increase in net income was due primarily to the $7.5 million increase in gross profit as a result of increased sales in the 2002 period, a $2.8 million decrease in non-recurring expenses, and a $1.2 million increase in income from discontinued operations. These were partially offset by a 1.9 million increase in recurring operating expenses and a $0.7 million tax provision increase.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Net sales. Net sales increased $16.3 million, or 16.5%, from $99.4 million in the six months ended June 30, 2001 to $115.7 million in the six months ended June 30, 2002.

        Consulting Services - Net sales for the Consulting Services segment increased $5.5 million, or 8.4%, from $65.8 million in the six months ended June 30, 2001 to $71.3 million in 2002. This increase was primarily attributable to the strong demand for our corporate recovery and turnaround services in the United Kingdom, where net sales increased approximately $7.5 million, or 55.0%, from $13.3 million in the 2001 period to $20.8 million in the 2002 period. These increases were offset, in part, by decreased net sales in our Asian operations, where the weak regional economy and reduced merger and acquisition activity continue to negatively impact sales.

        Security Services - Net sales for the Security Services segment increased $7.8 million, or 66.0%, from $11.9 million in the six months ended June 30, 2001 to $19.7 million in 2002. This includes the results of Ontrack Data International, which was acquired on June 13, 2002. Excluding Ontrack, sales for the Security Services segment increased $4.8 million or 40.2%. Our domestic security services business posted sales growth of approximately $6.2 million, or 86.4%, from $7.1 million in the 2001 period to $13.3 million in the 2002 period as a result of the increased demand for our security consulting and design services in the wake of current national and international events. This increase was partially offset by a decreased demand for security services in Latin America of approximately $1.0 million, where poor economic conditions existed. In addition, Kroll's net sales from security services in Latin America decreased because Kroll is in the process of transitioning its security services business in that region from guard services, which have low margins, to other security services with higher margins.

        Employee Screening Services - Net sales for the Employee Screening Services segment increased $3.0 million, or 13.8%, from $21.7 million for the six months ended June 30, 2001 to $24.7 million in 2002. Demand for domestic pre-employment background checking increased approximately $3.5 million or 40.0%. This was partially offset by declines in domestic demand for both drug-testing and surveillance services, primarily due to the decline in domestic hirings as a result of the weak economy.

        Cost of sales and gross margin. Cost of sales increased $5.0 million, or 8.6%, from $58.2 million for the six months ended June 30, 2001, to $63.2 million for the six months ended June 30, 2002. Gross margin as a percentage of sales increased 4.0 percentage points from 41.4% for the six months ended June 30, 2001, to 45.4% for the six months ended June 30, 2002.

        Consulting Services - Gross margin for the Consulting Services segment increased 5.2 percentage points from 40.2% for the six months ended June 30, 2001, to 45.4% in 2002. This was primarily due to our turnaround business in the United Kingdom, where sales increased at a greater rate than cost of sales and at a greater rate than sales for other consulting services.

        Security Services - Gross margin for the Security Services segment increased 3.3 percentage points from 39.5% for the six months ended June 30, 2001, to 42.8% in 2002. This increase is a result of efficiency gains in employee utilization associated with the significant increase in sales of our domestic security services, as well as higher margins in our Latin American operations.

        Employee Screening Services - Gross margin for the Employee Screening Services segment increased 1.3 percentage points from 46.1% for the six months ended June 30, 2001, to 47.4% in 2002. This increase is attributable to increased margins in our domestic background checking business and drug testing business.

        Operating expenses. Operating expenses decreased $0.5 million, or 1.1%, from $ 42.6 million, for the six months ended June 30, 2001, to $42.1 million for the six months ended June 30, 2002. Non-recurring charges of $3.0 million for the six months ended June 30, 2001 consisted of $2.6 million of costs associated with the 2001 restructuring plan and $0.4 million relating to the failed separation of Kroll into two publicly traded companies. Excluding non-recurring expenses, operating expenses increased $2.5 million, or 6.4%, from $39.6 million for the six months ended June 30, 2001, to $42.1 million in 2002. Beginning in January 2002, Kroll implemented SFAS 142. Accordingly, Kroll ceased amortizing goodwill on January 1, 2002. If SFAS 142 were applied to the six months ended June 30, 2001, operating expenses for that period would have been lowered by $1.2 million, resulting in an increase of $3.7 million for 2002. The increase in recurring operating expenses is primarily due to increases in payroll and related expenses in our general and administrative support functions, and the inclusion of operating expenses of Ontrack in the 2002 period, which are not part of our 2001 results.

        As a percent of net sales, operating expenses, before non-recurring expenses, decreased 3.4% from 39.8% for the six months ended June 30, 2001 period to 36.4% in 2002.

        Interest expense. Interest expense decreased $0.4 million, or 18.4%, from $2.2 million for the six months ended June 30, 2001 to $1.8 million in 2002, primarily as a result of the reduction in the level of overall indebtedness following the sale of SPSG.

        Provision for income taxes. The provision for income taxes increased $1.7 million from $1.2 million for the 2001 six months ended June 30, 2001 to $2.9 million in 2002.

        Discontinued operations. Income from discontinued operations improved from a loss of $0.4 million for the six months ended June 30, 2001 to income of $0.1 million in 2002. VDCG was sold in June 2001 and SPSG was sold to Armor on August 22, 2001 (see Note 4 of the Notes to the Consolidated Unaudited Financial Statements).

        Net income. Net income improved $11.1 million from a loss of $5.2 million for the six months ended June 30, 2001 to income of $5.9 million in 2002. The increase in net income was due primarily to the $11.4 million increase in gross profit as a result of increased sales in the 2002 period, a $3.0 million decrease in non-recurring expenses, and a $0.5 million increase in income from discontinued operations. These were partially offset by a $2.5 million increase in recurring operating expenses and a $1.7 million tax provision increase.


Liquidity and Capital Resources

        General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations, excluding non-cash charges such as depreciation and amortization.

        Credit facilities and senior notes. In 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The assets and the joint and several guarantee also secured Kroll's $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group (see Note 4(a) of the Notes to the Consolidated Unaudited Financial Statements) caused an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used approximately $28.2 million of the proceeds from the sale of SPSG to pay down this line of credit during the third quarter of 2001. The remaining balance under this agreement was subsequently repaid on November 14, 2001, thus terminating the agreement (see Note 8(a) of the Notes to the Consolidated Unaudited Financial Statements).

        Kroll's $35.0 million of senior notes were amended in April 2001 to bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which expired after April 20, 2001 (or, if less, the highest rate allowed by law). These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all the subsidiaries. Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 4(a) of the Notes to the Consolidated Unaudited Financial Statements) caused an acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used approximately $21.2 million of the proceeds from the sale of SPSG to repay the note holders during the third quarter of 2001. On November 14, 2001, all remaining outstanding debt under the senior notes was repaid (see Note 8(b) of the Notes to the Consolidated Unaudited Financial Statements).

        At the closing of the sale of the SPSG business to Armor, Kroll received approximately $53.7 million, of which approximately $15.0 million was paid in shares of Armor common stock and the balance was paid in cash. Of the approximately $38.7 million balance, $1.5 million was deposited in escrow pending agreement on SPSG's closing date balance sheet audit. Following the closing of the transaction with Armor, proceeds from the sale of the Armor stock of approximately $14.1 million and an additional $0.3 million subsequently received were paid immediately to the revolving credit facility lender and senior note holders. The remaining $0.6 million was paid by Armor to Kroll on May 15, 2002.

        In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. In May 2002, Kroll made the first required interest payment of approximately $0.9 million. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

        The notes are secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of the stock of certain of Kroll's subsidiaries as the credit facility discussed below, except that the notes are subordinate to the security interest and rights of the credit facility lender.

        The notes contain certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any senior or pari-passu debt other than the $15.0 million credit facility, or any liability for borrowed money, guaranteeing the obligations for borrowed money of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders. The note holders have designated an observer to the Board of Directors who may serve in this capacity as long as 20% of the notes, or shares into which the notes are converted, are held by the original noteholders or investors. The observer may also attend Audit and Compensation Committee meetings.

        In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.6% per year on $30.0 million principal. A significant portion of the proceeds from the new financing was used to retire Kroll's amended bank loan and senior notes (see Note 8(c) of the Notes to the Consolidated Unaudited Financial Statements). Excess proceeds of approximately $8.4 million were used for working capital to fund operations.

        Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.5%. At June 30, 2002 the interest rate was 5.5%. In March 2002, maximum borrowings permitted under the demand note were increased from 2.5 million pounds sterling to 4.4 million pounds sterling, or $6.7 million as translated at June 30, 2002. Borrowings outstanding under this demand note were approximately $2.6 million and $1.5 million, as translated at December 31, 2001 and June 30, 2002, respectively.

        On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll will pay Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement requires Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of stock of certain of Kroll's subsidiaries (see Note 8(a) of the Notes to the Consolidated Unaudited Financial Statements). Through August 9, 2002, there were no borrowings under the credit facility.

        In May 2002, Kroll and Armor resolved post-closing adjustments to the SPSG closing date balance sheet, which resulted in the payment to Kroll of $1.1 million of the $1.5 million held in escrow.

        We currently believe that the net proceeds from the sale of the notes, combined with the available borrowings under the credit facility, the cash acquired in the merger with Ontrack, and Kroll's cash from operations, will be sufficient to fund our operations for at least the next 12 months.

        Cash flows from operating activities. Operating activities provided $2.6 million in net cash for the six months ended June 30, 2001 compared to $5.6 million for the six months ended June 30, 2002. The $3.0 million increase from the 2001 period to the 2002 period reflects strong sales growth, which was partially offset by a corresponding increase in working capital investments to fund increased business activity.

        Cash flows from investing activities. For the six months ended June 30, 2001, Kroll used $3.2 million in investing activities compared to $23.2 million provided for the six months ended June 30, 2002. In the 2001 period, $1.3 million was used for capital expenditures and $1.9 million was used for database additions. In the 2002 period, Kroll received $32.0 million in cash (and approximately $5.6 million in short term marketable securities) as a result of acquiring Ontrack and made cash expenditures of $2.9 million, resulting in net cash provided of $29.1 million. In addition, in the 2002 period, Kroll made expenditures totaling $5.9 million, which included additions to capital assets, databases and intangible assets of $1.0 million, $2.0 million and $2.9 million, respectively.

        Cash flows from financing activities. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2001 compared with net cash provided of $2.4 million for the six months ended June 30, 2002. Foreign currency translation accounted for $1.1 million of the cash used in 2001, while $0.2 million was used to pay down long-term debt. In the 2002 period, $5.1 million of cash was provided from the exercise of stock options, with net payments of $1.8 million made on revolving lines of credit and total payments $0.5 million made on long-term debt. Foreign currency translation accounted for the remaining $0.4 million of cash used.

        Kroll's contractual obligations were comprised of the following as of June 30, 2002:


                                                             Payments due by Period
                                    ------------------------------------------------------------------------
  Contractual Obligation              Total      Within 1 Year    2-3 Years     4-5 Years     After 5 Years
  ----------------------             -------     -------------    ---------     ---------     -------------
                                                           (dollars in thousands)

Long-term debt ....................  $30,068        $    53        $    15        $30,000        $   --
Operating leases ..................   60,090         12,519         21,015         16,449         10,107
                                     -------        -------        -------        -------        -------
   Total ..........................  $90,158        $12,572        $21,030        $46,449        $10,107
                                     =======        =======        =======        =======        =======


        Kroll also had a standby letter of credit outstanding at June 30, 2002 in the amount of approximately $1.5 million, which is personally guaranteed by an executive officer and shareholder of Kroll.

        Cash flows from discontinued operations. Net cash provided by discontinued operations was $0.1 million for the six months ended June 30, 2001 compared to net cash used of $0.4 million for the six months ended June 30, 2002. In June 2001, VDCG was sold and on August 22, 2001 SPSG was sold to Armor. Kroll's discontinued Russian business accounted for the $0.4 million of cash used in the 2002 period (see Note 4(a) to the Notes to the Consolidated Unaudited Financial Statements).

        Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses and insuring equipment to protect against losses related to political risks and terrorism. In the 2001 period, Kroll utilized derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. As of June 30, 2001, the foreign currency hedge contracts had a notional amount of $3.2 million, which approximated their estimated fair value. Kroll did not utilize derivative financial instruments during the 2002 period.

        Quarterly fluctuations. Kroll generally does not have long-term contracts with its clients and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

        New accounting pronouncements. In September 2000, the Emerging Issues Task Force (EITF) announced Issue No. 00-20, "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information," stating that the EITF is considering different views for the accounting for database costs. One of the views would require Kroll to expense some or all of the database costs that Kroll currently capitalizes and amortizes, which is currently an acceptable alternative. Adoption of a different method of accounting for database costs could have a material impact on Kroll's financial position and results of operations. To date, the EITF has not made any official determinations concerning this issue.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Accordingly, effective January 1, 2002, Kroll ceased amortizing goodwill and similar intangible assets. In addition, Kroll has conducted impairment tests of the goodwill recorded on its books, as required by SFAS 142. The tests determined that Kroll's recorded goodwill is not impaired. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place (see Note 13 of the Notes to the Consolidated Unaudited Financial Statements).

        In June 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and management expects that the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management expects that adoption of this statement will not have a material effect on our results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. "SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

                           PART II. OTHER INFORMATION

item 1.        legal proceedings

        Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll and also seek class certification. On behalf of Kroll and the putative plaintiff classes of shareholders, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The parties have entered into a memorandum of understanding concerning the settlement of these actions. The proposed settlement will require the approval of the New York and Ohio courts. Kroll cannot guarantee that the proposed settlement will be consummated.

        Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors, and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. While this matter is at a preliminary stage and no discovery has been conducted, LAMB and its principals believe that they have meritorious defenses to the claims and intend to defend them vigorously.

        In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that such litigation, individually or in the aggregate, is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In June 2002, Kroll realized that it had inadvertently failed to register on Form S-8 shares of common stock issuable upon the exercise of options granted under The Kroll-O'Gara Company 2000 Amended and Restated Stock Option Plan for Employees (the "Plan"). On June 11, 2002, a registration statement on Form S-8 covering the Plan was filed with the Securities and Exchange Commission and became effective under the Securities Act of 1933, as amended (the "Act"). Prior to such registration, approximately 600 employees exercised options granted under the Plan for, and immediately resold at a profit approximately 527,000 shares of common stock, or about 1.7% of Kroll's presently outstanding common stock, for which they paid an aggregate of $3,556,300. These proceeds were used by Kroll for general corporate purposes. On July 18, 2002, Kroll made a private rescission offer pursuant to Regulation D of the Act to the two stockholders who continued to hold the shares of common stock they had acquired upon the exercise of options granted to them under the Plan. These two stockholders hold an aggregate of 475 shares of common stock. Each of the two stockholders rejected the offer.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a) During the quarter ended June 30, 2002, Kroll filed the following current reports on Form 8-K:

        Date of Report: April 4, 2002; Items 5 and 7.

                        June 28, 2002; Items 5 and 7.

(b)     Exhibits

        99.1   Certification of Chief Executive Officer.

        99.2   Certification of Chief Financial Officer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of August, 2002.

                                               Kroll Inc.

                                               By: /s/ Steven L. Ford
                                                  -------------------------
                                                  Steven L. Ford
                                                  Chief Financial Officer