Form 10-Q
period 2002-09-30
KROLL INC
filed 2002-11-14
CIK 1020476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_______________ to________________

                        Commission File Number: 000-21629

                                   KROLL INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     31-1470817
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification Number)


         900 Third Avenue
           New York, NY                                          10022
   (Address of principal executive                             (Zip code)


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

                                   36,973,898
             -------------------------------------------------------
          (Shares of common stock outstanding as of November 11, 2002)


================================================================================

                                   KROLL INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2002

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1:     Financial Statements

                  Consolidated Balance Sheets (unaudited) as of
                  September 30, 2002 and December 31, 2001............        1

                  Consolidated Statements of Operations and
                  Comprehensive Income (Loss) (unaudited) for
                  the three and nine months ended September 30,
                  2002 and 2001.......................................        3

                  Consolidated Statements of Cash Flows
                  (unaudited) for the nine months ended
                  September 30, 2002 and 2001.........................        4

                  Notes to Consolidated Unaudited Financial
                  Statements..........................................        5

      Item 2:     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................       23

      Item 3:     Quantitative and Qualitative Disclosures About
                  Market Risk.........................................       37


      Item 4:     Controls and Procedures.............................       38

PART II - OTHER INFORMATION

      Item 1:     Legal Proceedings...................................       39

      Item 2:     Changes in Securities and Use of Proceeds...........       40

      Item 6:     Exhibits and Reports on Form 8-K....................       41

Signatures............................................................       43

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   KROLL INC.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 As of September 30, 2002 and December 31, 2001
                             (Dollars in Thousands)

                                                                                   September 30,     December 31,
                                                                                       2002              2001
                                                                                   ------------      -----------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .....................................................  $  32,377         $  11,485
   Trade accounts receivable, net of allowance for
     doubtful accounts of $9,221 and $6,798 at September
     30, 2002 and December 31, 2001, respectively ................................     52,548            37,780
   Unbilled revenues .............................................................     28,330            25,600
   Related party receivables .....................................................      1,948             2,417
   Prepaid expenses and other current assets .....................................      5,974             4,524
                                                                                   ----------        ----------

     Total current assets ........................................................    121,177            81,806
                                                                                   ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land ..........................................................................        194               194
   Buildings and improvements ....................................................      2,091             2,001
   Leasehold improvements ........................................................     10,911             7,440
   Furniture and fixtures ........................................................      6,605             5,135
   Machinery and equipment .......................................................     38,195            27,905
   Construction-in-progress ......................................................       --                 500
                                                                                   ----------        ----------
                                                                                       57,996            43,175
   Less-accumulated depreciation and amortization ................................    (33,672)          (27,108)
                                                                                   ----------        ----------

                                                                                       24,324            16,067
                                                                                   ----------        ----------

DATABASES, net of accumulated amortization of $36,980 and
   $33,672 at September 30, 2002 and December 31, 2001,
   respectively ..................................................................     10,673            10,530

COSTS IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $8,033 and $8,033 at September 30, 2002
   and December 31, 2001, respectively (Note 15) .................................    303,405            50,436

OTHER INTANGIBLE ASSETS, net of accumulated amortization
   of $4,803 and $3,403 at September 30, 2002 and December
   31, 2001, respectively (Note 15) ..............................................     20,888             6,720

OTHER ASSETS .....................................................................      8,649             4,227
                                                                                   ----------        ----------

     Total Assets ................................................................  $ 489,116         $ 169,786
                                                                                    =========         =========


  The accompanying notes are an integral part of these consolidated unaudited financial statements.

                                   KROLL INC.
==============================================================================


                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 As of September 30, 2002 and December 31, 2001
                      (in Thousands, except share amounts)

                                                           September 30,     December 31,
                                                               2002              2001
                                                           ------------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving lines of credit (Note 10) ..................   $   1,112       $   2,561
   Current portion of long-term debt (Note 10) ..........       5,333             318
   Trade accounts payable ...............................      12,310          10,360
   Related party payables ...............................       7,884            --
   Accrued payroll and related benefits .................       9,081           7,622
   Other accrued liabilities ............................      13,452           8,769
   Income taxes payable .................................       2,802           1,434
   Deferred income taxes ................................         213           1,936
   Deferred revenue .....................................       8,392           4,389
   Net current liabilities of discontinued operation ....        --               503
                                                            ---------       ---------
     Total current liabilities ..........................      60,579          37,892


DEFERRED INCOME TAXES ...................................       1,163             346
CONVERTIBLE NOTES, net of unamortized discount of $10,021
   and $11,200 at September 30, 2002 and December 31,
   2001, respectively (Note 10) .........................      19,979          18,800
LONG-TERM DEBT, net of current portion (Note 10) ........      69,762             278
                                                            ---------       ---------
OTHER LONG-TERM LIABILITIES .............................       1,841           1,337
                                                            ---------       ---------
     Total liabilities ..................................     153,324          58,653
                                                            ---------       ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued (Note 2) ...................        --              --
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,628,616 and 22,793,871 shares issued
     and outstanding at September 30, 2002 and December
     31, 2001, respectively (Note 2) ....................         306             228
   Common shares to be issued for acquisition ...........      55,280            --
   Additional paid-in-capital ...........................     341,445         183,421
   Accumulated deficit ..................................     (56,670)        (67,971)
   Accumulated other comprehensive loss .................      (4,569)         (4,545)
                                                            ---------       ---------
     Total shareholders' equity .........................     335,792         111,133
                                                            ---------       ---------
                                                            $ 489,116       $ 169,786
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


                                                   KROLL INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                    (In Thousands, Except per Share Amounts)


                                                                   For the three months ended        For the nine months ended
                                                                         September 30,                      September 30,
                                                                   --------------------------        -------------------------
                                                                      2002             2001            2002             2001
                                                                   ---------        ---------        ---------        ---------

NET SALES ......................................................   $  79,699        $  49,356        $ 195,434        $ 148,715
COST OF SALES ..................................................      38,609           32,076          101,808           90,281
                                                                   ---------        ---------        ---------        ---------
      Gross profit .............................................      41,090           17,280           93,626           58,434
                                                                   ---------        ---------        ---------        ---------

OPERATING EXPENSES:
   Selling and marketing .......................................       8,764            4,624           18,529           13,906
   General and administrative ..................................      19,724           14,701           51,064           44,584
   Research and development ....................................       2,821             --              3,272             --
   Amortization of other intangible assets .....................         830              207            1,374              620
   Failed separation costs (Note 2) ............................        --                214             --                607
   Restructuring expenses (Note 3) .............................        --                237             --              2,834
   Impairment of assets (Note 4) ...............................        --                807             --                807
   Failed financing costs (Note 10) ............................        --                880             --                880
   Loss on sale of business unit (Note 7) ......................        --                545             --                545
                                                                   ---------        ---------        ---------        ---------
     Operating expenses ........................................      32,139           22,215           74,239           64,783
                                                                   ---------        ---------        ---------        ---------
      Operating income (loss) ..................................       8,951           (4,935)          19,387           (6,349)
                                                                   ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
   Interest expense, net .......................................      (1,162)          (1,179)          (3,006)          (3,438)
   Other income (expense) ......................................          49             (326)             191             (170)
                                                                   ---------        ---------        ---------        ---------
      Income (loss) from continuing operations before
         provision for income taxes ............................       7,838           (6,440)          16,572           (9,957)
   Provision for income taxes ..................................       2,090              817            4,972            2,051
                                                                   ---------        ---------        ---------        ---------
      Income (loss) from continuing operations .................       5,748           (7,257)          11,600          (12,008)

Discontinued operations (Note 5):
     Income (loss) from discontinued
       security products and services group,
       net of tax ..............................................        --             (6,295)              70           (6,647)
     Loss from discontinued voice and data
       communications group, net of tax ........................        --             (1,831)            --             (1,935)
                                                                   ---------        ---------        ---------        ---------
     Income (loss) before extraordinary item ...................       5,748          (15,383)          11,670          (20,590)
   Extraordinary item, net of tax benefit of
     $159 and $193 for 2002 and 2001,
     respectively (Note 10) ....................................        (371)            (344)            (371)            (344)
                                                                   ---------        ---------        ---------        ---------
      Net income (loss) ........................................   $   5,377        $ (15,727)       $  11,299        $ (20,934)
                                                                   ---------        ---------        ---------        ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustment,
     net of tax benefit of $11 and $1,258
     for 2002 and 2001, respectively ...........................                                           (23)          (2,051)
   Gain in accumulated other comprehensive
     loss from the sale of Security Products
     and Services Group, net of tax of $2,538 ..................                                          --               4,140
                                                                                                     ---------        ---------
      Other comprehensive income (loss) ........................                                           (23)            2,089
                                                                                                     ---------        ---------
      Comprehensive income (loss) ..............................                                     $  11,276        $ (18,845)
                                                                                                     =========        =========

PER SHARE DATA (Note 9):
   BASIC EARNINGS (LOSS) PER SHARE
     Earnings (loss) from continuing
       operations ..............................................   $    0.18        $   (0.33)       $    0.44        $   (0.54)
                                                                   =========        =========        =========        =========
     Earnings (loss) from discontinued
       operations ..............................................   $    --          $   (0.36)       $    0.00        $   (0.38)
                                                                   =========        =========        =========        =========
     Extraordinary item (Note 10) ..............................   $   (0.01)       $   (0.01)       $   (0.01)       $   (0.01)
                                                                   =========        =========        =========        =========
     Earnings (loss) per share .................................   $    0.17        $   (0.70)       $    0.43        $   (0.93)
                                                                   =========        =========        =========        =========
     Weighted average shares outstanding .......................      31,408           22,446           26,281           22,427
                                                                   =========        =========        =========        =========
   DILUTED EARNINGS (LOSS) PER SHARE
     Earnings (loss) from continuing
       operations ..............................................   $    0.18        $   (0.33)       $    0.42        $   (0.54)
                                                                   =========        =========        =========        =========
     Earnings (loss) from discontinued
       operations ..............................................   $    --          $   (0.36)       $    0.00        $   (0.38)
                                                                   =========        =========        =========        =========
     Extraordinary item (Note 10) ..............................   $   (0.01)       $   (0.01)       $   (0.01)       $   (0.01)
                                                                   =========        =========        =========        =========
     Earnings (loss) per share .................................   $    0.17        $   (0.70)       $    0.41        $   (0.93)
                                                                   =========        =========        =========        =========
     Weighted average shares outstanding .......................      32,454           22,446           27,423           22,427
                                                                   =========        =========        =========        =========

  The accompanying notes are an integral part of these consolidated unaudited financial statements.


                                   KROLL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 12)
                                   (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001
                             (Dollars in Thousands)

                                                                                  September 30,      September 30,
                                                                                      2002               2001
                                                                                  ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) ...........................................................   $ 11,299          $(20,934)
   Adjustments to reconcile net income (loss) to net cash
     provided by continuing operations--
     Loss (income) from discontinued operations ................................        (70)            8,582
     Depreciation and amortization .............................................      9,756            10,175
     Bad debt expense ..........................................................      2,481             4,298
     Loss on sale of business unit (Note 7) ....................................       --                 545
     Loss on extraordinary item (Note 10) ......................................        371               344
     Non-cash interest expense .................................................      1,442              --
     Non-cash compensation expense .............................................       --                 259

   Change in assets and liabilities, net of effects of
     acquisitions and dispositions--
     Receivables--trade and unbilled ...........................................     (4,034)           (1,134)
     Prepaid expenses and other current assets .................................       (312)              177
     Trade accounts payable and income taxes payable ...........................      2,089            (1,013)
     Amounts due to/from related parties .......................................        887              (377)
     Deferred income taxes .....................................................       --                (657)
     Deferred revenue ..........................................................     (1,056)            1,029
     Accrued liabilities .......................................................     (3,686)            1,287
     Other long-term liabilities ...............................................       (272)            1,051
                                                                                   --------          --------
       Net cash provided by operating activities of
         continuing operations .................................................     18,895             3,632
                                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..................................     (4,694)           (2,160)
   Additions to databases ......................................................     (3,074)           (3,304)
   Additions to intangible assets ..............................................     (4,232)             (181)
   Acquisitions, net of cash acquired (Note 8) .................................    (70,851)             --
   Sale of marketable securities ...............................................      5,594              --
   Purchase of investments .....................................................         32              --
                                                                                   --------          --------
     Net cash used in investing activities of continuing
       operations ..............................................................    (77,225)           (5,645)
                                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving line of credit .................................     (4,618)          (29,228)
   Proceeds from issuance of debt ..............................................     75,000              --
   Payments of long-term debt ..................................................       (927)          (22,351)
   Foreign currency translation ................................................      2,268            (1,157)
   Proceeds from exercise of stock options and warrants ........................      8,084               527
                                                                                   --------          --------
     Net cash provided by (used in) financing activities of
       continuing operations ...................................................     79,807           (52,209)
                                                                                   --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................     21,477           (54,222)
Effects of foreign currency exchange rates on cash and cash
   equivalents .................................................................       (153)              (99)
Net cash provided by (used in) discontinued operations .........................       (432)           52,755
CASH AND CASH EQUIVALENTS, beginning of period .................................     11,485             6,277
                                                                                   --------          --------

CASH AND CASH EQUIVALENTS, end of period .......................................   $ 32,377          $  4,711
                                                                                   ========          ========


  The accompanying notes are an integral part of these consolidated unaudited financial statements.

                                   KROLL INC.

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 As of September 30, 2002 and December 31, 2001


(1)   General

      Kroll Inc., together with its subsidiaries (collectively, Kroll), is a leading global provider of a broad range of specialized services that are designed to provide solutions to a variety of risk mitigation and security needs. Kroll offers: (1) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence, and intellectual property and infringement investigations; (2) Corporate Advisory & Restructuring, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management, and corporate finance services; (3) Technology Services, which provides electronic discovery, data recovery, and computer forensics services, along with related software solutions; (4) Security Services, which provides security architecture and design, corporate security consulting and crisis management, emergency management, environmental services, and protective services operations and training; and (5) Background Screening Services, which provides pre-employment and security background screening, drug testing, and surveillance. The former Security Products and Services Group
(SPSG) marketed ballistic and blast protected vehicles and security services (see Note 5(a) - Discontinued Operations). The consolidated unaudited financial statements include the historical consolidated financial statements of Kroll and
(a) the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting; and (b) the financial position, results of operations and cash flows of entities which were merged with Kroll in connection with pooling of interests business combinations. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated financial statements.

      The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. The accompanying consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's annual report on Form 10-K for the year ended December 31, 2001.

(2)   Corporate Initiatives

      Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated unaudited financial statements.

      In September 2000, the Board of Directors approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spinoff of its two principal operating segments, SPSG and the Investigations and Intelligence Group, into two public companies. On April 20, 2001, the Board of Directors decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately zero and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges. Kroll does not anticipate any additional expenses related to this terminated separation alternative.

      On August 22, 2001, Kroll completed the sale of SPSG to Armor Holdings, Inc. (Armor) for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock and $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review. The $1.5 million in escrow had not been included in determining the estimated loss on the sale of SPSG. Similarly, Kroll has not included the impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG (see Note 5(a)).

      On May 6, 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million, primarily relating to SPSG's Central American operations. On May 15, 2002, Kroll received $0.6 million from Armor, representing the residual balance due from the sale of the $15.0 million in common stock (see Note 5(a)).

      In March, April and October 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which extended the date of repayment of all outstanding debt to November 16, 2001. On November 14, 2001, these debt instruments were retired using the proceeds from the issuance of the convertible notes discussed below (see Note 10(a)).

      In November 2001, Kroll obtained $30.0 million of financing in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes were secured by a security interest in substantially all the assets of Kroll and its material domestic subsidiaries, and a pledge of the stock of certain of Kroll's subsidiaries.

       Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense, resulting from the amortization of this discount will average approximately $2.3 million, or 7.6% per year, on the $30.0 million principal amount of the notes (see Note 10(c)).

       On September 5, 2002, the convertible notes agreement was amended to accommodate a new $100 million credit facility (see Note 10(a), 10(c) and 10(d)). The amendment terminated the noteholders' security interest in the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries. In conjunction with this amended security interest, the Company has agreed to pay the original remaining noteholder approximately $1.6 million, which the Company has recorded as an accrued liability as of September 30, 2002.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (Foothill) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. The asset-based loan agreement required Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of the stock of certain of Kroll's subsidiaries as the convertible notes, except that Foothill was senior to the convertible notes. In connection with the new $100 million credit facility put into place on September 5, 2002 (see Note 10(d)), Kroll amended and ultimately terminated the $15 million revolving credit facility agreement. No borrowings were made under the terminated $15 million credit agreement (see Note 10 (a)).

      In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing and an additional $10,000 in the third quarter of 2002. The agreements provide for Kroll to receive $117,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Kroll has recorded in its financial statements only those payments actually received. Expected future payments have not been recorded in the financial statements, but will be reflected upon receipt. These transactions relieve Kroll of any liability associated with its Russian businesses (see Note 5(a)).

      On May 23, 2002, Kroll received $500,000 from Securify, representing payment of an unsecured short-term note, undertaken as part of the refinancing and restructuring of Securify's debt (see Note 6).

      On July 2, 2002, Kroll Inc., formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged with and into its wholly-owned Delaware subsidiary. In connection with the reincorporation in Delaware, Kroll Inc.'s authorized capital increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

      On September 5, 2002, Kroll entered into a $100 million credit facility with a syndicate led by Goldman Sachs Credit Partners L.P., as sole lead arranger, together with Bear Stearns & Co., Inc. and Credit Suisse First Boston. In connection with this new credit facility, Kroll incurred financing costs, which will be amortized as additional interest expense over the credit facility's three year life (see Note 10(d)).

(3)   Restructuring of Operations

      In the second quarter of 2001, Kroll began implementation of a restructuring plan (the 2001 Plan) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. The total pre-tax restructuring charge recorded pursuant to the 2001 Plan was approximately $2.7 million, of which approximately $2.6 million was recorded in the second quarter of 2001. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. Total payments or writeoffs made pursuant to the 2001 Plan through September 30, 2002, were approximately $2.3 million. The principal elements of the restructuring plan were the closure of four Investigations and Intelligence Group offices and the elimination of approximately 98 employees. The components of the restructuring accrued balances as of September 30, 2002 are as follows:

Description                                                             Accrual
----------------------------------------------------------            ----------

Severance and related costs ...............................            $113,532
Lease termination costs ...................................             269,269
                                                                       --------
                                                                        382,801
Less--Current portion .....................................             382,801
                                                                       --------
                                                                       $     --
                                                                       ========

(4)   Asset Impairment

      In June 2000, Kroll began to develop a contact and relationship management ("CRM") database software program. The Company had capitalized approximately $0.4 million in software and hardware costs along with an additional $0.4 million in consulting and related costs to prepare the database for its intended purpose. The Company chose not to implement the CRM software program and charged impairment of assets during the three months ended September 30, 2001, for the accumulated costs of approximately $0.8 million. No salvage value was realized.

(5)   Discontinued Operations

      (a) Security Products and Services Group - On August 22, 2001, Kroll sold the common stock of most of the active companies that comprise SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. Resolution of this deferred payment is still under review. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services. Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below. The $1.5 million in escrow had not been included in determining the estimated loss on the sale of SPSG. Similarly, Kroll has not included the impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG.

      On May 6, 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG's Central American operations. On May 15, 2002, Kroll received $0.6 million from Armor, representing the residual balance due from the sale of the $15.0 million in Armor common stock.

      The results of operations have been classified as discontinued and all prior periods have been restated accordingly. The results of the discontinued SPSG reflect Kroll's administrative costs attributable to SPSG. To the extent that such identification was not practicable, these costs were allocated based on SPSG's sales as a percentage of Kroll's sales. The results of the discontinued SPSG also reflect an allocation of corporate interest expense based on Kroll's weighted average interest rate applied to intercompany advances.

      Although Kroll's Russian businesses were not sold to Armor, the Russian businesses were part of the plan to discontinue SPSG and, therefore, have been included in discontinued operations of SPSG. In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses. Kroll received $150,000 upon closing and an additional $10,000 in the third quarter. These agreements provide that Kroll will receive approximately $117,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with its Russian businesses.

      Net sales and results of operations of SPSG are as follows:

                                                             Period ended
                                                            August 22, 2001
                                                          ---------------------
                                                          (dollars in thousands)

Net sales...................................................  $    79,359
Cost of sales...............................................       67,477
                                                              -----------
   Gross profit.............................................       11,882
Operating expenses..........................................       15,680
                                                              -----------
     Operating loss.........................................       (3,798)
Other expense...............................................       (3,050)
                                                              -----------
     Loss before provision for income taxes.................       (6,848)
Provision for income taxes..................................          379
                                                              -----------
     Net loss...............................................  $    (7,227)
                                                                ===========

       (b) Voice and Data Communications Group - On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems.

      On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. As the realization of the $4.0 million in notes was contingent upon subsequent factors, at June 30, 2001, these notes were valued at $1.8 million. Kroll subsequently determined the collectibility of the notes to be uncertain and, as a result, the notes were written down to zero in the third quarter of 2001.

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

                                                            Nine Months ended
                                                            September 30, 2001
                                                          ---------------------
                                                          (dollars in thousands)

Net sales....................................................... $   4,590
Interest expense allocation..................................... $      60
Net loss from discontinued VDCG operations...................... $    (104)
Net loss from sale of discontinued VDCG operations.............. $  (1,831)


       A valuation allowance for VDCG's net operating loss carryforwards has been provided, as the tax benefit will not be realized.

(6)   Sale of Stock by Information Security Group

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

       As a result of this transaction, as of December 31, 2000, Kroll's voting control in Securify approximated 27 percent. The investment in Securify, which had been previously consolidated, was then accounted for using the equity method. Kroll does not have any carrying value for its investment as of September 30, 2002. Securify has realized continuing losses since October 2000. Since Kroll has not provided any guarantees and is not committed to provide any future funding to Securify, it has not recorded its equity share of Securify losses.

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

       (4)    58,666 shares of Class B common stock of Securify, and

       (5) A non-exclusive license to use proprietary software developed by Securify.

       In May 2002, Securify obtained additional equity financing. In conjunction with this financing the parties restructured the January 2002 agreement as follows:

       (1)    Securify paid Kroll $500,000 in payment of the Short-Term Note,

       (2)    Kroll cancelled the Long-Term Note,

       (3) $250,000 of the Convertible Note was exchanged for an equivalent value of Securify Series B Preferred Stock, and

       (4)    The remaining balance of the Convertible Note was cancelled.

       Kroll now owns 131,854 shares of Securify common stock and retains the non-exclusive license to use proprietary software developed by Securify. As a result of the additional financing obtained by Securify, Kroll's voting interest in Securify was reduced to approximately 1%. Accordingly, Securify, formerly accounted for under the equity method, is now accounted for as a cost basis investment, which the Company has valued at zero.

(7)   Sale of Decision Resources, Inc.

      On September 10, 2001, Kroll sold Decision Resources, Inc. to the former owner. As payment, $0.2 million of the unpaid portion of notes payable to the former owner was forgiven and Kroll received from the purchaser a note for $0.1 million. The notes payable that were forgiven were the unpaid portion of the original purchase price. Kroll recognized a loss on the sale of the business unit of approximately $0.5 million, which was recorded in the quarter ended September 30, 2001.

(8)   Acquisitions

      (a) Ontrack Acquisition - On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The agreement provided that a wholly owned subsidiary of Kroll would merge with and into Ontrack, resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Ontrack shareholders received 0.6447 shares of Kroll common stock for each share of Ontrack. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack's existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued on the exercise of Ontrack options. An additional 0.7 million shares may be issued upon the future exercise of Ontrack options.

      In connection with the acquisition with Ontrack, assets were acquired and liabilities assumed as follows (dollars in thousands):

                                                                     Ontrack
                                                                  ------------
      VALUATION OF ONTRACK TRANSACTION:
         Value of shares issued.................................  $   137,706
         Value of options assumed...............................       12,313
         Transaction costs......................................        3,900
         Purchase price.........................................  $   153,919

      ASSETS ACQUIRED:
         Current assets.........................................       44,331
         Property, plant and equipment, net.....................        9,451
         Other non-current assets...............................        2,922
           Total assets acquired................................       56,704
           Current liabilities assumed..........................       (4,468)
             Net assets acquired................................       52,236
             Intangible assets acquired.........................  $   101,683

      INTANGIBLE ASSETS:
         Goodwill recognized....................................       95,183
         Identifiable intangible assets.........................        6,500
           Intangible assets acquired...........................  $   101,683

      The above schedule is based on a preliminary valuation of the assets and liabilities involved. A final determination will be made within 12 months of the effective acquisition date.

      (b) Zolfo Cooper Acquisition - On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC ("Zolfo Cooper"), and certain of its related parties. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, the Company will issue 2.9 million shares of its common stock to the former owners of Zolfo Cooper, valued at approximately $55.3 million. In addition, Kroll will issue, as contingent consideration, 625,000 additional shares of common stock per year if Zolfo Cooper achieves operating profit levels of $30 million, $31 million, $32 million and $33 million in 2003, 2004, 2005 and 2006, respectively. To the extent Zolfo Cooper's operating profit exceeds the targeted level for a particular year, 100% of the excess will be credited to the previous year's operating profit to determine if a contingent payment should have been made in that year. Additionally, 50% of the remaining excess, up to $5 million, will be credited to the following year's operating profit to determine if a contingency consideration payment is payable. All of the contingent consideration is payable in full if Kroll undergoes a change of control or if the employment of any one of the three former principal owners of Zolfo Cooper is terminated without cause. The Company also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper's professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years.

      In connection with the acquisition, the three former principal owners and other senior professionals of Zolfo Cooper entered into employment agreements to serve as executives of Kroll Zolfo Cooper following the acquisition. The employment agreements expire December 31, 2006 and include customary non-compete and non-solicitation provisions that remain in effect during the terms of the employment agreements and for one year thereafter, unless the employee is terminated without cause prior to January 1, 2005. Kroll has also agreed to pay an entity controlled by the former principal owners of Zolfo Cooper for the cost of operating for business purposes an airplane owned by the entity, up to a total of $2 million per year. To the extent the airplane is used in connection with a client engagement, the client may reimburse Kroll.

      In connection with the acquisition of Zolfo Cooper, assets were acquired and liabilities assumed as follows (dollars in thousands):

                                                                  Zolfo Cooper
                                                                  ------------
      VALUATION OF ZOLFO COOPER TRANSACTION:
         Cash...................................................  $   100,000
         Common stock issuable..................................       55,280
         Transaction costs......................................        3,518
                                                                  -----------
         Purchase price.........................................  $   158,798
                                                                  ===========
      ASSETS ACQUIRED:
         Current assets.........................................       15,199
         Property, plant and equipment, net.....................          652
         Other non-current assets...............................           43
                                                                  -----------
           Total assets acquired................................       15,894
           Current liabilities assumed..........................      (15,242)
                                                                  -----------
             Net assets acquired................................          652
                                                                  -----------
             Intangible assets acquired.........................  $   158,146
                                                                  ===========
      INTANGIBLE ASSETS:
         Goodwill recognized....................................      153,146
         Identifiable intangible assets.........................        5,000
                                                                  -----------
           Intangible assets acquired...........................  $   158,146
                                                                  ===========

      The above schedule is based on a preliminary valuation of the assets and liabilities involved. A final determination will be made within 12 months of the effective acquisition date.

      (c) Crucible Acquisition - On July 3, 2002, Kroll acquired Crucible Inc., a privately held company which provides elite training and protective services. Kroll paid $1.0 million upon closing and the purchase agreement provides for an additional $1.0 million to be paid in equal annual installments over the next four years, with the first payment due July 3, 2003. At September 30, 2002, $750,000 has been included in other long term liabilities and $ 250,000 has been included in accrued liabilities on the balance sheet.

      (d) Pro Forma Financial Data

         (i) The following unaudited pro forma combined results of operations for the nine months ended September 30, 2002 assumes that the Ontrack acquisition occurred as of January 1, 2002. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the Ontrack acquisition had been consummated on January 1, 2002 (in thousands, except per share data):

                                                           Kroll/Ontrack
                                                         For the Nine Months
                                                       Ended September 30, 2002
                                                       ------------------------

         Sales...........................................   $     221,831
         Income from continuing operations...............   $      13,164
         Net income......................................   $      12,863
         Earnings per share:
            Basic........................................   $        0.43
            Diluted......................................   $        0.42


         (ii) The following unaudited pro forma combined results of operations for the three and nine months ended September 30, 2002, assumes that the Ontrack and Zolfo Cooper acquisitions occurred as of January 1, 2002. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the Ontrack and Zolfo Cooper acquisitions had been consummated on January 1, 2002 (in thousands, except per share data):


                                                   Kroll/Ontrack/Zolfo Cooper
                                              --------------------------------------
                                                For the Three       For the Nine
                                                 Months Ended       Months Ended
                                              September 30, 2002  September 30, 2002
                                              --------------------------------------
   Sales.....................................    $   90,934         $   264,860
   Income from continuing operations ........    $   10,486         $    27,799
   Net Income................................    $   10,115         $    27,498
   Earnings per share:
      Basic..................................    $     0.29         $      0.76
      Diluted................................    $     0.28         $      0.74


(9)   Earnings Per Share

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

      The beginning basic weighted average shares in the following table include
2.9 million shares to be issued in January 2003 relating to the acquisition of Zolfo Cooper. The shares are weighted effective September 5, 2002, the closing date of the acquisition. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the nine months ended September 30, 2002 and 2001:


                                                Nine Months Ended September 30, 2002
                                               -----------------------------------------
                                                                 Weighted
                                            Net Income (Loss)  Average Shares  Per Share
                                               (Numerator)     (Denominator)    Amount
                                            ----------------   --------------  ---------
                                                (in thousands, except per share data)
Basic earnings (loss) per share:
   Income before extraordinary item.........   $   11,670                       $    0.44
   Extraordinary item.......................         (371)                          (0.01)
                                               ----------                       ----------
   Total....................................   $   11,299           26,281      $     0.43
                                               ===========                      ==========

Effect of dilutive securities:
   Options..................................                         1,142           (0.02)
                                                                   -------
Diluted earnings per share..................  $    11,299           27,423      $     0.41
                                                                   =======


                                                Nine Months Ended September 30, 2001
                                               -----------------------------------------
                                                                 Weighted
                                            Net Income (Loss)  Average Shares  Per Share
                                               (Numerator)     (Denominator)    Amount
                                            ----------------   --------------  ---------
                                                (in thousands, except per share data)

Basic and diluted loss per share:
   Continuing operations....................  $   (12,008)                      $    (0.54)
   Discontinued operations .................       (8,582)                           (0.38)
                                               ----------                       ----------
   Loss before extraordinary item...........      (20,590)                           (0.92)
   Extraordinary item.......................         (344)                           (0.01)
                                               ----------                       ----------
   Total....................................  $   (20,934)          22,427      $    (0.93)
                                               ===========                      ==========


(10)  Debt

      (a) Revolving Line of Credit

      In April 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all Kroll's subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The assets and the joint and several guarantee also secured Kroll's $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group discussed in
Note 5(a) caused an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used approximately $28.2 million of the proceeds from the sale of SPSG to pay down this line of credit during the third quarter of 2001. The remaining balance under this agreement was subsequently repaid on November 14, 2001, thus terminating the agreement.

      Anticipating the spin-off of SPSG, Kroll endeavored to obtain approximately $45.0 million of financing but did not reach an agreement acceptable to the Company as of September 30, 2001. As a result, pursuit of this alternative was terminated. Kroll's direct expense of $0.9 million, including commitment and due diligence fees and the cost of extending the then-existing bank loan, was written off as failed financing costs in the quarter ended September 30, 2001.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. During the term of the credit facility, Kroll paid Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement required Kroll to maintain a minimum level of EBITDA, and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility agreement. The remaining unamortized deferred financing costs associated with the facility in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.4 million, net of taxes, in the quarter ended September 30, 2002 (see SFAS No. 145 in Note 11 regarding 2003 treatment of extraordinary items). No borrowings were made under the terminated $15 million credit agreement. Concurrently, Kroll entered into a new $100 million credit facility that includes a $25 million revolving credit facility (see Note 10 (d)).

      The $25 million revolving credit facility is subject to borrowing base limitations and has a three year term. The available borrowing amount is calculated based on an analysis of Kroll's accounts receivable as of the month end preceding the borrowing date. Borrowings under the revolving credit facility bear interest, at Kroll's election, at a rate per annum equal to:

              o      base rate plus applicable margin; or
              o      Eurodollar rate plus applicable margin.

      The applicable margin is determined by the leverage ratio, calculated as the ratio of the last day of any fiscal quarter, of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date.

      The revolving credit facility requires Kroll to comply with certain customary restrictive covenants, including maintaining certain ratios such as EBITDA to fixed charges and EBITDA to debt, and limiting capital expenditures and incurring additional indebtedness.

      The revolving credit facility required Kroll to pay a fee equal to 0.75% per annum of the unused revolving credit facility. Upon the repayment of the term loan in October 2002, this fee was reduced to 0.375% per annum (see note 10(d)). Through September 30, 2002, Kroll has not borrowed any funds under the revolving credit facility. The revolving credit facility is secured by a lien on substantially all of Kroll's assets and those of most of Kroll's domestic subsidiaries.

       (b) Senior Notes

      Kroll's $35.0 million of senior notes were amended in April 2001 to bear interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which expired after April 20, 2001 (or, if less, the highest rate allowed by law). These agreements were also secured by substantially all assets of Kroll and its subsidiaries and a pledge of the stock of essentially all the subsidiaries and were jointly and severally guaranteed by essentially all of Kroll's subsidiaries. Kroll's sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 5(a)) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale of SPSG.

Kroll obtained from the lenders an extension from October 22, 2001 to November 16, 2001. Kroll used approximately $21.2 million of the proceeds from the sale of SPSG to repay the note holders during the third quarter of 2001. On November 14, 2001, all remaining outstanding debt under the senior notes was repaid.

       (c) Senior Secured Subordinated Convertible Notes

       In November 2001, Kroll obtained $30.0 million of financing in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. In May 2002, Kroll made the first required interest payment of approximately $0.9 million. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      The notes were secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the $15 million revolving credit facility, except that the notes were subordinate to the obligations under the credit facility.

      The notes contained certain customary covenants, including covenants that prohibit Kroll from disposing of any material subsidiary, incurring or permitting to exist any senior or pari-passu debt other than the $15 million credit facility, or any liability for borrowed money, guaranteeing the obligations for borrowed money of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that would involve a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders. The note holders had the right to designate an observer to the Board of Directors. The observer was entitled to attend Audit and Compensation Committee meetings.

      Kroll has an effective registration statement under the Securities Act of 1933, as amended, covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

      In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price of the notes. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from the amortization of this discount will average approximately $2.3 million or 7.6% per year on the $30.0 million principal amount of the notes. During the nine months ended September 30, 2002, $1.2 million of this discount was amortized.

      A significant portion of the proceeds from the convertible note financing was used to retire Kroll's amended bank loan and senior notes. The remaining deferred financing costs associated with the former financing in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the quarter ended September 30, 2001 (see SFAS No. 145 in Note 11 regarding 2003 treatment of extraordinary items).

       On September 5, 2002, the convertible notes agreement was amended to accommodate a new $100 million credit facility (see Notes 10(a) and 10(d)). The amendment terminated the noteholders' security interest in the assets of Kroll and its material domestic subsidiaries and the pledge of the stock of certain of Kroll's subsidiaries. In addition, the amendment deleted the restrictive covenants and board representation rights discussed above. In conjunction with this amended security interest, the Company has agreed to pay the original remaining noteholder approximately $1.6 million, which the Company has recorded as an accrued liability as of September 30, 2002.

(d)   Long-term Note

      In connection with the Zolfo Cooper acquisition (see Note 8(b)), Kroll obtained $75 million in term loan financing through a syndicate arranged by Goldman Sachs Credit Partners L.P. to be repaid under the following terms: $0.8 million by December 31, 2002, an additional $4.5 million within one year of closing date, $18.7 million within two years of closing and the balance ($51.0 million) within three years of closing.

      The term loan was part of a $100 million credit facility which includes a $25 million revolving credit facility (see Note 10(a)). The cost of obtaining the credit facility is being amortized over the facility's three year life. The term loan bears interest, at Kroll's election, at a rate per annum equal to:

       o      base rate plus applicable margin; or
       o      Eurodollar rate plus applicable margin.

      The applicable margin is determined by the leverage ratio, calculated as the ratio of the last day of any fiscal quarter of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date. A provision in the term loan agreement required that proceeds from any equity offering would be used to pay down the term loan.

      The term loan was repaid in October 2002 with the proceeds from Kroll's common stock offering (see Note 16).

(11)  New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and similar intangible assets to be accounted for using an impairment-only method instead of the amortization method previously used. Accordingly, effective January 1, 2002, Kroll ceased amortizing goodwill and similar intangible assets. In addition, Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS 142. These tests determined that Kroll's recorded goodwill is not impaired. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place. Refer to Note 15 for the effect of implementation of SFAS No. 142.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and management expects that the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002. There was no material impact relating to the implementation of this statement on its consolidated results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB) No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. For 2003 financial statements, Kroll will reclassify as operating expenses prior period extraordinary items that do not meet the criteria of APB No. 30.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

(12)  Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items:


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2002             2001
                                                                            --------        ---------
                                                                              (dollars in thousands)

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest of continuing operations .....................    $  1,153         $  5,379
                                                                            ========         ========
   Cash paid for interest of discontinued operations ...................    $   --           $    141
                                                                            ========         ========
   Cash paid for taxes of continuing operations, net of
     refunds ...........................................................    $  2,381         $   (685)
                                                                            ========         ========
   Cash paid for taxes of discontinued operations, net of
     refunds ...........................................................    $   --           $     63
                                                                            ========         ========
Supplemental Disclosure of Non-cash Activities:
   Notes forgiven in connection with the sale of DRI (Note
     7) ................................................................    $   --           $    190
                                                                            ========         ========
   Receipts of notes receivable from the sale of
     businesses, including VDCG, SPSG, and DRI (Notes 5 & 7)............    $   --           $  2,543
                                                                            ========         ========
   Write-down of discounted notes receivable from the sale
     of VDCG to estimated realizable value (Note 5 (b)) ................    $   --           $ (1,831)
                                                                            ========         ========
   Equity financing from the acquisition of a business
     (common stock $69 and additional paid-in-capital ..................    $150,019         $   --
     $149,950 - Note 8)                                                     ========         ========

(13)  Derivative Financial Instruments

      Financial instruments in the form of foreign currency exchange contracts were utilized by Kroll in 2001 to hedge its exposure to movements in foreign currency exchange rates. Kroll does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2001, the foreign currency hedge contracts had a notional amount of $3.2 million, which approximated their estimated fair value. During the nine months ended September 30, 2002, Kroll did not utilize foreign currency exchange contracts.

(14)  Customer and Segment Data

      As a result of the sale of SPSG to Armor on August 22, 2001 (see Note 5(a)), SPSG was accounted for as a discontinued operation and all prior periods have been restated accordingly in the accompanying consolidated unaudited financial statements. As a result of Kroll's recent acquisitions of Ontrack and Zolfo Cooper, the Company is now reporting its operations in five business segments: Consulting Services, Corporate Advisory and Restructuring, Technology Services, Security Services and Background Screening Services. Prior year amounts have been restated to conform to the Company's current segment structure. Kroll's reportable segments are now organized, managed and operated along product lines, as these product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

      The Consulting Services segment includes revenues and expenses from business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence, and intellectual property and infringement investigations.

      The Corporate Advisory & Restructuring segment includes revenues and expenses from corporate restructuring, operational turnaround, strategic advisory services, financial crisis management, and corporate finance services.

      The Technology Services segment includes revenues and expenses from electronic discovery, data recovery, and computer forensics services, along with related software solutions.

      The Security Services segment includes revenues and expenses from security architecture and design, corporate security consulting and crisis management, emergency management, environmental services, and protective services operations and training.

      The Background Screening Services segment includes revenues and expenses from pre-employment and security background screening, drug testing and surveillance.

      The following summarizes information about Kroll's business segments for the three and nine months ended September 30, 2002 and 2001:

                                                          Corporate
                                             Consulting   Advisory &   Technology  Security   Background
                                              Services  Restructuring  Services    Services    Screening    Other   Consolidated
                                              --------  -------------  --------    --------    ---------    -----   ------------
                                                                          (dollars in thousands)
Three Months Ended September 30, 2002

   Net sales to unaffiliated customers ..... $  26,002    $  18,420   $  15,992   $   6,235   $  13,050   $   --     $  79,699
                                             =========    =========   =========   =========   =========   ========   =========
   Gross profit ............................ $  10,367    $  10,961   $  10,953   $   2,551   $   6,258   $   --     $  41,090
                                             =========    =========   =========   =========   =========   ========   =========
   Operating income (loss) ................. $   2,728    $   6,262   $   2,142   $     586   $   2,982   $ (5,749)  $   8,951
                                             =========    =========   =========   =========   =========   ========   =========

Three Months Ended September 30, 2001
   Net sales to unaffiliated customers ..... $  24,726    $   6,918   $   1,159   $   5,406   $  11,147   $   --     $  49,356
                                             =========    =========   =========   =========   =========   ========   =========
   Gross profit ............................ $   6,261    $   3,723   $     690   $   1,608   $   4,998   $   --     $  17,280
                                             =========    =========   =========   =========   =========   ========   =========
   Operating income (loss) ................. $  (3,604)   $   1,257   $     160   $     234   $   1,159   $ (4,141)  $  (4,935)
                                             =========    =========   =========   =========   =========   ========   =========

Nine Months Ended September 30, 2002
   Net sales to unaffiliated customers ..... $  77,692    $  38,583   $  20,899   $  20,501   $  37,759   $   --     $ 195,434
                                             =========    =========   =========   =========   =========   ========   =========
   Gross profit ............................ $  31,709    $  22,432   $  14,073   $   7,431   $  17,981   $   --     $  93,626
                                             =========    =========   =========   =========   =========   ========   =========
   Operating income (loss) ................. $   9,429    $  11,203   $   2,882   $   3,549   $   8,105   $(15,781)  $  19,387
                                             =========    =========   =========   =========   =========   ========   =========
   Identifiable assets ..................... $  58,365    $  37,436   $  40,417   $  14,798   $  26,944   $   --     $ 177,960
                                             =========    =========   =========   =========   =========   ========
   Corporate assets ........................                                                                         $ 311,156
                                                                                                                     ---------
   Total assets ............................                                                                         $ 489,116
                                                                                                                     =========

Nine Months Ended September 30, 2001
   Net sales to unaffiliated customers ..... $  78,058    $  19,371   $   3,059   $  15,371   $  32,856   $   --     $ 148,715
                                             =========    =========   =========   =========   =========   ========   =========
   Gross profit ............................ $  26,010    $  10,434   $   1,881   $   5,098   $  15,011   $   --     $  58,434
                                             =========    =========   =========   =========   =========   ========   =========
   Operating income (loss) ................. $  (3,923)   $   3,395   $     533   $     241   $   3,036   $ (9,631)  $  (6,349)
                                             =========    =========   =========   =========   =========   ========   =========

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

      Prior to the sale of the Security Products and Services Group to Armor, corporate costs relating to the above five segments were allocated in the calculation of operating income for each of those segments. This mirrored the management of those businesses as one segment, the Investigations and Intelligence Group, at that time. Subsequent to the sale of SPSG, Kroll's remaining business was the Investigations and Intelligence Group, which has been broken out into the five described segments. Corporate costs relating to each of these segments are now included in the table above under "Other" in order to reflect the post-sale management structure of Kroll. For the three and nine months ended September 30, 2001, corporate costs of approximately $4.1 million and $10.8 million, respectively, relating to these five segments, were included in the calculation of segment operating income. Had these costs been included with "Other" corporate costs in 2001, the operating loss relating to "Other" would have been approximately $8.2 million and $20.4 million for the three and nine months ended September 30, 2001, respectively.

(15) Effect of the Implementation of SFAS No. 142

      In accordance with SFAS No. 142, Kroll no longer records amortization expense for goodwill. This had the following effect on reported earnings:


                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                      -----------------------  ------------------------
                                        2002         2001         2002          2001
                                      ---------   ----------   ----------    ----------
                                             (in thousands, except per share data)

Net income (loss) as reported .....   $   5,377   $  (15,727)  $    11,299   $  (20,934)
Amortization of goodwill, net of
   tax ............................        --            375          --          1,162
                                      ---------   ----------    ----------   ----------
   Adjusted net income (loss) .....   $   5,377   $  (15,352)   $   11,299   $  (19,772)
                                      =========   ==========    ==========   ==========
Diluted income (loss) per share as
   reported .......................   $    0.17   $   (0.70)    $     0.41   $    (0.93)
Amortization of goodwill, net of
   tax ............................        --           0.02          --           0.05
                                      ---------   ----------    ----------   ----------
   Adjusted income (loss) per share   $    0.17   $    (0.68)   $     0.41   $    (0.88)
                                      =========   ==========    ==========   ==========

      Kroll has not changed the amortization periods or ceased amortizing intangible assets other than goodwill as a result of our review of indefinite lived assets to date. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS 142. These tests determined that Kroll's recorded goodwill was not impaired as of June 2002. Management is not aware of any condition as of September 30, 2002 which would require the Company to conduct an updated impairment test. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place.

      As of September 30, 2002, Kroll had recorded cost and accumulated amortization of intangible assets of $25.7 million and $4.8 million, respectively. Of this amount, $16.3 million and $3.2 million related to the cost and accumulated amortization of intangible assets of acquired customer lists. An additional $6.5 million and $0.5 million pertaining to the cost valuation and related accumulated amortization of in-house systems software was recorded as part of the Company's acquisition of Ontrack. The remaining $2.9 million and $1.1 million of cost and accumulated amortization are primarily related to non-compete agreements.

      Amortization expense for intangible assets of $1.4 million was recognized in the nine months ended September 30, 2002. Approximately $16.4 million of amortization expense is anticipated to be recognized over the next five years.

(16)  Subsequent Events

      Kroll Common Stock Offering

      In October 2002 the Company sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110 million of net proceeds. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper (see Note 10(d)). Because the repayment effectively terminated the term loan agreement, all unamortized deferred financing fees will be written off as an extraordinary item in the fourth quarter of 2002.

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

      On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of the Voice and Data Communications Group (VDCG), which offered secure satellite communication equipment and satellite navigation systems. On June 27, 2001, Kroll sold its ownership in the stock of VDCG. The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly (see Note 5(b) to the Notes to the Consolidated Unaudited Financial Statements).

      On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprised its Security Products and Services Group
(SPSG), other than SPSG's subsidiaries that provide kidnap and ransom and risk information services and its Russian businesses, to Armor Holdings, Inc. (Armor). On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock, and $1.5 million placed in escrow pending agreement on the closing date balance sheet audit. In May 2002, agreement was reached on SPSG's closing date balance sheet, which resulted in the payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG's Central American operations. The agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll if a gross profit target is achieved by SPSG for the year ended December 31, 2001. Neither the $1.5 million escrow nor the $2.0 million was included in calculating the loss on the sale of SPSG. Resolution of this deferred payment is still under review (see Note 5(a) to the Notes to the Consolidated Unaudited Financial Statements).

      On September 14, 2001, Kroll converted approximately $14.1 million in Armor common stock into cash. An additional $0.3 million was converted to cash on September 21, 2001. The remaining balance of approximately $0.6 million was received from Armor on May 15, 2002. Kroll used the proceeds from the sale of SPSG to repay approximately $49.4 million of debt during the third quarter of 2001.

      In November 2001, Kroll obtained $30.0 million of financing in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. The notes were secured by the same assets of Kroll and its material domestic subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the $15 million credit facility discussed below, except that the notes are subordinate to the obligations under the credit facility. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments (see Note 10(c) of the Notes to the Consolidated Unaudited Financial Statements).

       On September 5, 2002, the convertible notes agreement was amended to accommodate a new $100 million credit facility (see Notes 10(a), 10(c) and 10(d) of the Notes to the Consolidated Unaudited Financial Statements). The amendment terminated the noteholders' security interest in the assets of Kroll and its subsidiaries.

      In January 2002, Kroll restructured its debt with Securify, receiving in its place a $0.5 million short-term and a $0.5 million long-term note, along with a $2.5 million convertible note, approximately 60,000 shares of Securify common stock, and a non-exclusive license to use proprietary software developed by Securify. In May 2002, the parties restructured the January agreement, and Kroll received $0.5 million in payment of the short-term note and converted approximately $0.3 million of the convertible note into an equivalent value of preferred stock. The remaining balance of the convertible note as well as the $0.5 million long term note were forgiven. Kroll retained its shares of Securify stock and the non-exclusive license (see Note 6 of the Notes to the Consolidated Unaudited Financial Statements).

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. During the term of the credit facility, Kroll paid Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement required Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries (see
Note 10(a) of the Notes to the Consolidated Unaudited Financial Statements).

      On September 5, 2002, the Company amended and ultimately terminated the $15 million revolving credit facility agreement to accommodate a new $100 million credit facility which includes $25 million revolving credit facility (see Note 10(a) of the Notes to the Consolidated Unaudited Financial Statements).

      On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. ("Ontrack"). The agreement provided that a wholly owned subsidiary of Kroll would be merged with and into Ontrack, resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Each share of outstanding Ontrack common stock was converted into
0.6447 of one share of Kroll's common stock. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack's existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued on the exercise of Ontrack options. An additional 0.7 million shares may be issued upon the future exercise of Ontrack options (see Note 8(a) of the Notes to the Consolidated Unaudited Financial Statements).

      In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing and an additional $10,000 in the third quarter. The agreements provide for Kroll to receive approximately $117,000 within one year of the closing date and an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with its Russian businesses (see Note 5(a) of the Notes to the Consolidated Unaudited Financial Statements).

      On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC ("Zolfo Cooper"), and certain of its related parties. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, the Company will issue 2.9 million shares of its common stock to the former owners of Zolfo Cooper, valued at approximately $55.3 million. In addition, Kroll will issue, as contingent consideration, 625,000 additional shares of common stock per year if Zolfo Cooper achieves certain operating profit levels over the next four years. The Company also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper's professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years.

General

      Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments, and individuals throughout the world in preventing, mitigating, and responding to risk through an integrated suite of services. Kroll's five business groups enable the Company to provide its clients with comprehensive, single source, risk consulting services. These five business groups are:

       o Consulting Services. Kroll provides independent consulting services free from the audit conflicts incurred by major accounting firms. These consulting services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence, and intellectual property and infringement investigations.

       o Corporate Advisory and Restructuring. Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe, and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management, and corporate finance services. o Technology Services. Kroll provides electronic discovery, data recovery, and computer forensics services, along with related software solutions.

       o Security Services. Kroll provides security architecture and design, corporate security consulting and crisis management, emergency management, environmental services, and protective services operations and training.

       o Background Screening Services. Kroll provides pre-employment and security background screening, drug testing, and surveillance.

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

      Revenue recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements is recognized based upon costs incurred as a percentage of the estimated total direct costs of the respective arrangements. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Kroll recognizes contingent fees when earned.

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

Results of Operations

      The following table sets forth the items noted as a percentage of total net sales:


                                                                         For the Three Months           For the Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                        ---------------------          ---------------------
                                                                         2002          2001             2002           2001
                                                                        ------        ------           ------         ------
Net sales:
   Consulting Services .........................................         32.6%         50.1%            39.8%          52.5%
   Corporate Advisory & Restructuring ..........................         23.1          14.0             19.7           13.0
   Technology Services .........................................         20.1           2.3             10.7            2.1
   Security Services ...........................................          7.8          11.0             10.5           10.3
   Background Screening Services ...............................         16.4          22.6             19.3           22.1
                                                                        -----         -----            -----          -----
     Total net sales ...........................................        100.0%        100.0%           100.0%         100.0%
Cost of sales ..................................................         48.5          65.0             52.1           60.7
                                                                        -----         -----            -----          -----
     Gross profit ..............................................         51.5          35.0             47.9           39.3
                                                                        -----         -----            -----          -----
Selling and marketing ..........................................         11.0           9.4              9.5            9.4
General and administrative .....................................         24.8          29.8             26.1           30.0
Research and development .......................................          3.5           --               1.7            --
Amortization of other intangible assets ........................          1.0           0.4              0.7            0.4
                                                                        -----         -----            -----          -----
   Total recurring operating costs .............................         40.3          39.6             38.0           39.8
                                                                        -----         -----            -----          -----
     Operating income (loss) before
       non-recurring operating costs ...........................         11.2          (4.6)             9.9           (0.5)
                                                                        -----         -----            -----          -----
Failed financing, separation and other
   non-recurring expenses ......................................          --            4.9              --             1.9
Restructuring expenses .........................................          --            0.5              --             1.9
                                                                        -----         -----            -----          -----
     Operating income (loss) ...................................         11.2         (10.0)             9.9           (4.3)
                                                                        -----         -----            -----          -----
Interest expense, net ..........................................         (1.5)         (2.4)            (1.5)          (2.3)
Other, net .....................................................          0.1          (0.6)             0.1           (0.1)
                                                                        -----         -----            -----          -----
   Total other expense .........................................         (1.4)         (3.0)            (1.4)          (2.4)
                                                                        -----         -----            -----          -----
     Income (loss) from continuing operations
       before provision for income taxes .......................          9.8         (13.0)             8.5           (6.7)
Provision for income taxes .....................................          2.6           1.7              2.6            1.4
                                                                        -----         -----            -----          -----
     Income (loss) from continuing operations ..................          7.2         (14.7)             5.9           (8.1)
Loss from discontinued operations, net of tax ..................          --          (16.5)             --            (5.8)
Extraordinary item, net of tax .................................         (0.5)         (0.7)            (0.1)          (0.2)
                                                                        -----         -----            -----          -----
     Net income (loss) .........................................          6.7%        (31.9)%            5.8%         (14.1)%
                                                                        =====         =====            =====          =====

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Net sales. Net sales increased $30.3 million, or 61.5%, from $49.4 million in the three months ended September 30, 2001 to $79.7 million in the three months ended September 30, 2002.

      Consulting Services - Net sales for the Consulting Services segment increased $1.3 million, or 5.2%, from $24.7 million for the three months ended September 30, 2001 to $26.0 million in 2002. This increase was primarily due to strong demand for forensic accounting, business valuation and financial due diligence services, which experienced a 29.7% revenue growth in the third quarter 2002. This increase was partially offset by reduced revenues from business consulting and investigations services due to a relatively weak global economy.

      Corporate Advisory and Restructuring - Net sales for the Corporate Advisory and Restructuring segment increased $11.5 million, or 166.3%, from $6.9 million for the three months ended 2001 to $18.4 million for 2002.

This increase is due to a 64.3% increase in revenues from Kroll's European recovery and turnaround division, and to the inclusion of Kroll Zolfo Cooper for one month. Zolfo Cooper was acquired on September 5, 2002.

      Technology Services - Net sales for the Technology Services segment increased $14.8 million from $1.2 million for the three months ended 2001 to $16.0 million in 2002. This increase is primarily due to the inclusion of Kroll Ontrack for a full quarter of 2002. Ontrack was acquired on June 13, 2002.

      Security Services - Net sales for the Security Services segment increased $0.8 million, or 15.3%, from $5.4 million for the three months ended September 30, 2001 to $6.2 million in 2002. Our domestic security services business posted sales growth of approximately $2.1 million, or 64.0%, from $3.3 million in the 2001 period to $5.4 million in the 2002 period as a result of the increased demand for security consulting and design services in the wake of current national and international events. This increase was partially offset by a decrease in sales for security services in Latin America, where poor economic conditions exist, and a reduction in demand for crisis management services.

      Background Screening Services - Net sales for the Background Screening Services segment increased $1.9 million, or 17.1%, from $11.1 million for the three months ended September 30, 2001 to $13.0 million in 2002. Demand for domestic pre-employment background screening increased approximately $2.0 million or 43.0%.

      Cost of sales and gross margin. Cost of sales increased $6.5 million, or 20.4%, from $32.1 million for the three months ended September 30, 2001 to $38.6 million for the three months ended September 30, 2002. Gross margin as a percentage of sales increased 16.5 percentage points from 35.0% for the three months ended September 30, 2001 to 51.5% for the three months ended September 30, 2002.

      Consulting Services - Gross margin for the Consulting Services segment increased 14.6 percentage points from 25.3% for the three months ended September 30, 2001 to 39.9% in 2002. Our business consulting and investigations products contributed approximately two thirds of the margin improvement in this segment, primarily as a result of cost management in a difficult economic environment. The remaining margin improvements were attributable to strong revenue performance in Kroll's forensic accounting, business valuation and financial due diligence services.

      Corporate Advisory and Restructuring - Gross margin for the Corporate Advisory and Restructuring segment increased 5.7 percentage points from 53.8% for the three months ended September 30, 2001 to 59.5% in 2002. This was due to increased revenues and staffing at Kroll's European recovery and turnaround division, as well as the inclusion of Kroll Zolfo Cooper's operations for one month. Zolfo Cooper was acquired on September 5, 2002.

      Technology Services - Gross margin for the Technology Services Segment increased 9.0 percentage points from 59.5% for the three months ended September 30, 2001 to 68.5% in 2002. This increase is primarily due to the acquisition of Ontrack on June 13, 2002.

      Security Services - Gross margin for the Security Services segment increased 11.2 percentage points from 29.7% for the three months ended September 30, 2001 to 40.9% in 2002. This increase is primarily the result of efficiencies associated with the significant increase in sales of domestic security services.

      Background Screening Services - Gross margin for the Background Screening Services segment increased 3.2 percentage points from 44.8% for the three months ended September 30, 2001, to 48.0% in 2002. This increase was primarily attributable to increased margins in the domestic pre-employment background checking business.

      Operating expenses. Operating expenses increased $9.9 million, or 44.7%, from $22.2 million for the three months ended September 30, 2001 to $32.1 million in 2002. This includes a full three months of operating expenses for Ontrack of approximately $9.4 million , and $0.6 million for Zolfo Cooper for September 2002. The third quarter 2001 operating expenses include $2.7 million of restructuring, failed financing, asset impairment and other non-recurring expenses. Excluding non-recurring items, operating expenses increased $12.6 million or 64.6%.

      In accordance with SFAS 142, beginning January 1, 2002, Kroll ceased amortizing goodwill. If SFAS 142 were applied to Kroll's results for the third quarter of 2001, operating expenses for that period would have been reduced by $0.6 million, or $0.4 million net of tax.

      As a percent of net sales, general and administrative expenses, before non-recurring expenses, decreased 5.0 percentage points from 29.8% for the three months ended September 30, 2001 to 24.8% in 2002.

      Interest expense. Interest expense was essentially the same at $1.2 million for the third quarter of 2001 and 2002.

      Provision for income taxes. The provision for income taxes increased $1.3 million from $0.8 million for the three months ended September 30, 2001 to $2.1 million in 2002. In the third quarter of 2001 Kroll reported tax expense despite a pretax loss from operations largely as a result of income from certain foreign and domestic jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2001 from which Kroll was not able to benefit for tax purposes.

      Discontinued operations. Losses from discontinued operations were reduced from ($8.1) million for the three months ended September 30, 2001 to zero in 2002. VDCG was sold in June 2001 and SPSG was sold to Armor on August 22, 2001 (see Note 5 of the Notes to the Consolidated Unaudited Financial Statements).

      Net income. Net income improved $21.1 million from a loss of ($15.7) million for the three months ended September 30, 2001 to income of $5.4 million in 2002. The increase in net income was due primarily to a $23.8 million increase in gross profit as a result of increased sales in the 2002 period, a $2.7 million decrease in non-recurring expenses, and a $8.1 million reduction in losses from discontinued operations. These were partially offset by a $12.6 million increase in recurring operating expenses and a $1.3 million tax provision increase.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Net sales. Net sales increased $46.7 million, or 31.4%, from $148.7 million in the nine months ended September 30, 2001 to $195.4 million in the nine months ended September 30, 2002.

      Consulting Services - Net sales for the Consulting Services segment decreased $0.4 million, or 0.5%, from $78.1 million for the nine months ended September 30, 2001 to $77.7 million in 2002. Forensic accounting, business valuation and financial due diligence services experienced a 9.0% sales increase over the 2001 period. These increases were offset by decreases in business consulting and investigations services in Kroll's Asian operations, where a weak regional economy and reduced merger and acquisition activity have negatively impacted sales.

      Corporate Advisory and Restructuring - Net sales for the Corporate Advisory and Restructuring segment increased $19.2 million, or 99.2%, from $19.4 million for the nine months ended September 30, 2001 to $38.6 million in 2002. This increase is due to a 62.8% increase in Kroll's European recovery and turnaround division, and to the inclusion of the net sales of Zolfo Cooper for one month. Zolfo Cooper was acquired on September 5, 2002.

      Technology Services - Net sales for the Technology Services segment increased $17.8 million from $3.1 million in the nine months ended September 30, 2001 to $20.9 million in 2002. This increase is primarily due to Kroll's acquisition of Ontrack Data International on June 13, 2002.

      Security Services - Net sales for the Security Services segment increased $5.1 million, or 33.4%, from $15.4 million in the nine months ended September 30, 2001 to $20.5 million in 2002. The domestic security services business posted sales growth of approximately $7.6 million, or 82.6%, from $9.2 million in the 2001 period to $16.8 million in the 2002 period as a result of the increased demand for security consulting and design services in the wake of current national and international events. This increase was partially offset by decreased demand for security services in Latin America, where poor economic conditions exist, and a reduction in demand for crisis management services.

      Background Screening Services - Net sales for the Background Screening Services segment increased $4.9 million, or 14.9%, from $32.9 million for the nine months ended September 30, 2001 to $37.8 million in 2002. Demand for domestic pre-employment background checking increased approximately $5.4 million or 41.0%. This was partially offset by declines in domestic demand for surveillance services, primarily as a result of the weak economy.

      Cost of sales and gross margin. Cost of sales increased $11.5 million, or 12.8%, from $90.3 million for the nine months ended September 30, 2001, to $101.8 million for the nine months ended September 30, 2002. Gross margin as a percentage of sales increased 8.6 percentage points from 39.3% for the nine months ended September 30, 2001 to 47.9% for the nine months ended September 30, 2002.

      Consulting Services - Gross margin for the Consulting Services segment increased 7.5 percentage points from 33.3% for the nine months ended September 30, 2001 to 40.8% in 2002. Our business consulting and investigations services contributed approximately one half of this margin improvement, mainly through cost controls in a difficult economic environment. The remaining improvements are due to increased sales of our forensic accounting, business valuation and financial due diligence services.

      Corporate Advisory and Restructuring - Gross margin for the Corporate Advisory and Restructuring segment increased 4.2 percentage points from 53.9% for the nine months ended September 30, 2001 to 58.1% for 2002. This was due to increased revenues and staffing at Kroll's European recovery and turnaround division, as well as the inclusion of Kroll Zolfo Cooper's operations for one month. Zolfo Cooper was acquired on September 5, 2002.

      Technology Services - Gross margin for the Technology Services Segment increased 5.8 percentage points from 61.5% for the nine months ended September 30, 2001 to 67.3% in 2002. This increase is primarily due to the acquisition of Ontrack on June 13, 2002.

      Security Services - Gross margin for the Security Services segment increased 3.0 percentage points from 33.2% for the nine months ended September 30, 2001 to 36.2% in 2002. This increase is a result of efficiency gains in employee utilization associated with the increase in sales of domestic security services.

      Background Screening Services - Gross margin for the Background Screening Services segment increased 1.9 percentage points from 45.7% for the nine months ended September 30, 2001 to 47.6% in 2002. This increase is attributable to increased margins in our domestic background checking business and drug testing business.

      Operating expenses. Operating expenses increased $9.4 million, or 14.6%, from $64.8 million for the nine months ended September 30, 2001 to $74.2 million in 2002. This includes expenses of $11.2 million for Ontrack which was acquired on June 13, 2002 and $0.6 million for Zolfo Cooper, which was acquired on

September 5, 2002. The nine months of 2001 included $5.7 million of restructuring, failed financing, asset impairment and other non-recurring expenses. Excluding non-recurring items, operating expenses increased $15.1 million or 25.6%.

      In accordance with SFAS 142, beginning January 1, 2002 Kroll ceased amortizing goodwill. If SFAS 142 were applied to Kroll's results for the nine months ended September 30, 2001, operating expenses for that period would have been reduced by $1.8 million, or $1.2 million net of tax.

      As a percent of net sales, general and administrative expenses, before non-recurring expenses, decreased 3.9% from 30.0% for the nine months ended September 30, 2001 to 26.1% in 2002.

      Interest expense. Interest expense decreased $0.4 million, or 12.6%, from $3.4 million for the nine months ended September 30, 2001 to $3.0 million in 2002, primarily as a result of the reduction in the level of overall indebtedness following the sale of SPSG.

      Provision for income taxes. The provision for income taxes increased $2.9 million from $2.1 million for the nine months ended September 30, 2001 to $5.0 million in 2002. In 2001 Kroll reported tax expense despite a pretax loss from operations largely as a result of income from certain foreign and domestic jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2001 from which Kroll was not able to benefit for tax purposes.

      Discontinued operations. Results from discontinued operations improved from a loss of $8.6 million for the nine months ended September 30, 2001 to income of $0.1 million in 2002. VDCG was sold in June 2001 and SPSG was sold to Armor on August 22, 2001 (see Note 5 of the Notes to the Consolidated Unaudited Financial Statements).

      Net income. Net income improved $32.2 million from a loss of $20.9 million for the nine months ended September 30, 2001 to income of $11.3 million in 2002. The increase in net income was due primarily to a $35.2 million increase in gross profit as a result of increased sales in the 2002 period, a $5.7 million decrease in non-recurring expenses, and an $8.7 million improvement in the results of discontinued operations. These were partially offset by a $15.1 million increase in recurring operating expenses and a $2.9 million tax provision increase.

Liquidity and Capital Resources

      General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements and net proceeds from public offerings to supplement cash provided by operations.

      Credit facilities and senior notes. In 2001, Kroll entered into amended and restated loan agreements to provide for a revolving credit facility of up to $40.0 million and senior notes of up to $35.0 million. These loan agreements were secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all the subsidiaries, all of which jointly and severally guaranteed obligations under these agreements. Borrowings under these agreements bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods that expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll's agreement to sell the entities that comprise the Security Products and Services Group (see
Note 5(a) of the Notes to the Consolidated Unaudited Financial Statements) caused an acceleration of all amounts due, resulting in the expiration of the agreements on October 22, 2001, which were then extended to November 16, 2001. Kroll used proceeds from the sale of SPSG to pay down these obligations during the third quarter of 2001. The remaining balances under these agreements were subsequently repaid on November 14, 2001, thus terminating the agreements (see Notes 10(a) and 10(b) of the Notes to the Consolidated Unaudited Financial Statements).

      At the closing of the sale of the SPSG business to Armor, Kroll received approximately $53.7 million, of which approximately $15.0 million was paid in shares of Armor common stock, $1.5 million was deposited in escrow pending agreement on SPSG's closing date balance sheet audit and the balance was paid in cash. Following the closing of the transaction with Armor, proceeds from the sale of the Armor stock of approximately $14.1 million and an additional $0.3 million subsequently received were paid immediately to the revolving credit facility lender and senior note holders. The remaining $0.6 million was paid by Armor to Kroll on May 15, 2002.

      In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006, a significant portion of which was used to retire Kroll's amended bank loan and senior notes (see above and Note 10(c) of the Notes to the Consolidated Unaudited Financial Statements). Excess proceeds of approximately $8.4 million were used for working capital to fund operations. The convertible notes were secured exactly as the $15 million credit facility discussed below, except that the notes were subordinate to the obligations under the credit facility. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually, with 12% per annum accruing on any principal payment that is past due. A discount of approximately $11.4 million, based on the difference between the closing price of Kroll's stock on the issuance date and the conversion price, will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense will average approximately $2.3 million or 7.6% per year. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004 and the note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      The convertible notes contained certain customary covenants, including covenants that prohibited Kroll from disposing of any material subsidiary, incurring or permitting to exist any senior or pari-passu debt other than the $15.0 million credit facility, or any liability for borrowed money, guaranteeing the obligations for borrowed money of any third party, creating or permitting to exist any material liens on assets of material subsidiaries or entering into a transaction prior to November 14, 2003 that involves a "change in control" of Kroll (as defined in the notes). The notes are payable upon any change in control of Kroll at the option of the holders. The note holders had the right to designate an observer to the Board of Directors. The observer was entitled to attend Audit and Compensation Committee meetings.

       On September 5, 2002 the convertible notes agreement was amended to accommodate a new $100 million credit facility (see Notes 10(a), 10(c) and 10(d) of the Notes to the Consolidated Unaudited Financial Statements). The amendment terminated the noteholders' security interest in the assets of Kroll and its material domestic subsidiaries and the pledge of the stock of certain of Kroll's subsidiaries. In addition, the amendment deleted the restrictive covenants and board representation rights described above.

      Effective September 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.5%. At September 30, 2002 the interest rate was 5.5%. In March 2002, maximum borrowings permitted under the demand note were increased from 2.5 million pounds sterling to 4.4 million pounds sterling, or $6.9 million as translated at September 30, 2002. Borrowings outstanding under this demand note were approximately $0.5 million and $2.6 million, as translated at September 30, 2002 and December 31, 2001, respectively.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. Borrowings under the credit facility bore interest, at Kroll's election, at a rate per annum equal to
(1) a base rate, which will be the prime rate of Wells Fargo Bank, N.A., plus 0.75% or (2) LIBOR plus 2.75%. During the term of the credit facility, Kroll paid Foothill Capital a fee equal to the product of 0.375% per annum and the unused portion of the credit facility. The credit facility agreement required Kroll to maintain a minimum level of EBITDA, and contains restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of stock of certain of Kroll's subsidiaries (see Note 10(a) of the Notes to the Consolidated Unaudited Financial Statements). In connection with the new $100 million credit facility put into place September 5, 2002 (see Note 10(d) of the Notes to the Consolidated Unaudited Financial Statements), Kroll amended and ultimately terminated the $15 million revolving credit facility agreement. No borrowings were made under the terminated $15 million credit agreement (see Note 10(a) of the Notes to the Consolidated Unaudited Financial Statements).

      In May 2002, Kroll and Armor resolved post-closing adjustments to the SPSG closing date balance sheet, which resulted in the payment to Kroll of $1.1 million of the $1.5 million held in escrow.

      In connection with the Zolfo Cooper acquisition (see Note 8(b) of the Notes to the Consolidated Unaudited Financial Statements), Kroll entered into a new $100 million credit facility that provides for a $25 million revolving line of credit and $75 million in term loan financing through a syndicate arranged by Goldman Sachs Credit Partners L.P. The revolving credit facility, subject to borrowing base limitations, has a three year term. The borrowing amount is calculated based on an analysis of Kroll's accounts receivable as of the month end preceding the borrowing date. The term loan was to be repaid under the following terms: $0.8 million by December 31, 2002, an additional $4.5 million within one year of closing date, $18.7 million within two years of closing and the balance ($51.0 million) within three years of closing.

      Both the revolving credit facility and the term loan bear interest at Kroll's election, at a rate per annum equal to:

       o      base rate plus applicable margin; or
       o      Eurodollar rate plus applicable margin.

      The applicable margin is determined by the leverage ratio, calculated as the ratio of the last day of any fiscal quarter of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date.

      The revolving credit facility requires the Company to comply with certain customary restrictive covenants, including, maintaining certain ratios such as EBITDA to fixed charged and EBITDA to debt, and limiting capital expenditures and incurring additional indebtedness.

      The revolving credit facility requires Kroll to pay a fee equal to 0.375% per annum of the unused portion of the $25 million revolving credit facility. The revolving credit facility is secured by a lien on substantially all of Kroll's assets and those of most of Kroll's domestic subsidiaries.

      The term loan was subsequently repaid in October 2002 using proceeds from Kroll's common stock offering (see Note 16 of the Notes to the Consolidated Unaudited Financial Statements).

      Kroll currently believes that the net proceeds from the Company's equity offering in October 2002, combined with the available borrowings under the credit facility, the cash acquired in the acquisitions of Ontrack and Zolfo Cooper, and Kroll's cash from operations, will be sufficient to fund operations for at least the next 12 months.

      Cash flows from operating activities. Operating activities provided $3.6 million in net cash for the nine months ended September 30, 2001 compared to $18.9 million for the nine months ended September 30, 2002.

The $15.3 million increase from the 2001 period to the 2002 period reflects strong sales growth from existing operations and from strategic acquisitions made in the 2002 period. The cash provided by this significant increase in sales resulting in increased profitability was partially offset by a $6.1 million increase in working capital investments to fund the increased business activity.

      Cash flows from investing activities. For the nine months ended September 30, 2001, Kroll used $5.6 million in investing activities compared to $77.0 million used in the nine months ended September 30, 2002. In the 2001 period, $2.2 million was used for capital expenditures, $3.3 million was used for database additions and $0.1 million was used for intangible assets. In the 2002 period, Kroll received $32.0 million in cash (and approximately $5.6 million in short term marketable securities) as a result of acquiring Ontrack and made cash expenditures of $3.6 million, resulting in net cash provided of $28.4 million. Also in the 2002 period, $100.0 million of cash was used to purchase the net assets of Zolfo Cooper, which included cash of $3.3 million. Kroll made additional cash expenditures of $1.4 million in the acquisition of Zolfo Cooper, resulting in net cash used of $98.1 million. In addition, in the 2002 period, Kroll sold marketable securities, which provided net cash of $5.6 million and made expenditures totaling $12.0 million, which included additions to capital assets, databases and intangible assets of $4.7 million, $3.1 million and $4.2 million, respectively.

      Cash flows from financing activities. Net cash used in financing activities was $52.2 million for the nine months ended September 30, 2001 compared with net cash provided of $79.8 million for the nine months ended September 30, 2002. Foreign currency translation accounted for $1.1 million of the cash used in 2001, while $0.5 million was provided from the exercise of stock options. Net payments of $29.2 million were made on revolving lines of credit and $22.4 million was used to pay down long-term debt. In the 2002 period, $75.0 million of cash was provided by a new term loan offset partially by cash expended for financing fees for current year financing activities of $3.4 million. An additional $8.1 million of cash was provided from the exercise of stock options, with net payments of $1.6 million made on revolving lines of credit and net payments $0.5 million made on long-term debt. Foreign currency translation accounted for the remaining $2.2 million of cash provided.

      Kroll's contractual obligations were comprised of the following as of September 30, 2002:

                                                          Payments due by Period
                                    -------------------------------------------------------------------
Contractual Obligation               Total     Within 1 Year    2-3 Years     4-5 Years   After 5 Years
                                    --------   -------------    ---------     ---------   -------------
                                                          (dollars in thousands)

Long-term debt .................    $105,095      $  5,333      $ 69,762      $   30,0      $   --
Operating leases ...............      62,296        13,636        22,176        17,679         8,805
Other long-term obligations.....       1,000           250           500           250          --
                                    --------      --------      --------      --------      --------
   Total .......................    $168,391      $ 19,219      $ 92,438      $ 47,929      $  8,805
                                    ========      ========      ========      ========      ========

      Cash flows from discontinued operations. Net cash provided by discontinued operations was $52.8 million for the nine months ended September 30, 2001 compared to net cash used of $0.4 million for the nine months ended September 30, 2002. In September 2001, VDCG was sold and on August 22, 2001 SPSG was sold to Armor. Kroll's discontinued Russian business accounted for the $0.4 million of cash used in the 2002 period (see Note 5 to the Notes to the Consolidated Unaudited Financial Statements).

      Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries, maintaining reserves for credit losses and insuring equipment to protect against losses related to political risks and terrorism. In the 2001 period, Kroll utilized derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. As of September 30, 2001, the foreign currency hedge contracts had a notional amount of $3.2 million, which approximated their estimated fair value. Kroll did not utilize derivative financial instruments during the 2002 period.

      Quarterly fluctuations. Although Kroll does have some long term contracts with its clients, generally its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and management expects that the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002, and there was no material impact relating to the implementation of this statement on its results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB) No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. For 2003 financial statements, Kroll will reclassify as operating expenses prior period extraordinary items that do not meet the criteria of ABP No. 30.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

      Kroll's carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. Kroll's carrying value of its long-term debt is a reasonable approximation of its fair value as evidenced by its liquidation from the proceeds of Kroll's equity offering in October 2002.

      Kroll's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Kroll's future results could be materially and adversely impacted by changes in these or other factors.

      ITEM 4. - CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing date of this report, Kroll's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Kroll's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, these officers concluded that Kroll's disclosure controls and procedures are adequate and effective. There have been no significant changes in Kroll's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and AIG aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll. On behalf of Kroll, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The parties have executed a stipulation of settlement providing for the settlement of these actions, which is subject to court approval. The New York court has scheduled a final hearing on the proposed settlement for December 20, 2002. If the New York court approves the settlement, the parties will ask the Ohio court to dismiss the Ohio actions. Kroll cannot guarantee that the proposed settlement will be consummated.

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors, and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. Discovery examinations of certain Gordon Capital and Davies Ward & Beck witnesses have recently occurred. Mediation is currently scheduled for December 11 and 12, 2002. LAMB and its principals believe they have meritorious defenses to the claims and intend to defend them vigorously.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 2, 2002, Kroll Inc., an Ohio corporation ("Kroll Ohio"), consummated a merger with and into its wholly owned subsidiary, Kroll Inc., a Delaware corporation ("Kroll Delaware") (the "Reincorporation"). As a result of the Reincorporation, Kroll became a Delaware corporation.

      As provided by the Amended and Restated Agreement and Plan of Merger, dated April 25, 2002, by and between Kroll Ohio and Kroll Delaware (the "Merger Agreement"), each outstanding share of Kroll Ohio common stock, par value $0.01 per share, was automatically converted into one share of Kroll Delaware common stock, par value $0.01 per share (the "Common Stock"), at the time the Reincorporation became effective.

      For a description of the material differences between the Kroll Ohio common stock and the Kroll Delaware common stock, see the section entitled "Comparison of Rights of Shareholders of Ontrack and Shareholders of Kroll" contained in Amendment No. 1 to Kroll's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 10, 2002, which section is incorporated by reference herein.

      For a description of Kroll's common stock, see Kroll's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2002, which report is incorporated by reference herein.

      Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1 Purchase Agreement, by and between Kroll, the members of Zolfo Cooper, LLC and the stockholders of Zolfo Cooper Holdings, Inc. (previously filed as Exhibit 2 to Kroll's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002 (the "8-K") and incorporated by reference herein).

      3.1 Amended and Restated Certificate of Incorporation of Kroll (previously filed as Exhibit 3.4 to Kroll's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (Reg. No. 222-75972), as filed with the Securities and Exchange Commission on May 3, 2002 (the "Post-Effective Amendment" and incorporated by reference herein).

      3.2   Amended and Restated By-laws of Kroll (previously filed as Exhibit
            3.5 to the Post-Effective Amendment and incorporated by reference herein).

      4.1 Registration Rights Agreement, by and between Kroll, the members of Zolfo Cooper, LLC and the stockholders of Zolfo Cooper Holdings, Inc. (previously filed as Exhibit 4.1 to the 8-K and incorporated by reference herein).

      4.2 Form of $75 Million Term Loan Note (previously filed as Exhibit 4.2 to the 8-K and incorporated by reference herein).

      4.3 Form of Revolving Loan Note (previously filed as Exhibit 4.3 to the 8-K and incorporated by reference herein).

      4.5 Senior Secured Subordinated Convertible Note, dated November 14, 2001 (previously filed as Exhibit 4.4 to the 8-K and incorporated by reference herein).

      10.1 Credit and Guaranty Agreement, by and between Kroll and Goldman, Sachs & Co. (previously filed as Exhibit 10.1 to the 8-K and incorporated by reference herein).

      10.2 Pledge and Security Agreement, by and between Kroll and Goldman, Sachs & Co. (previously filed as Exhibit 10.2 to the 8-K and incorporated by reference herein).

      10.3 Termination, Amendment, and Consent Agreement, by and between Kroll and Palisade Concentrated Equity Partnership L.P. (previously filed as Exhibit 10.3 to the 8-K and incorporated by reference herein).

      99.1  Certification of Chief Executive Officer.

      99.2  Certification of Chief Financial Officer.

(b) During the quarter ended September 30, 2002, Kroll filed the following Current Reports on Form 8-K on the dates indicated:

      Date of Report: July 9, 2002; Items 5 and 7.

      August 27, 2002; Item 7. Contains Unaudited Pro Forma Condensed Combining Financial Statements of Kroll Inc. and Ontrack Data International, Inc. as of March 31, 2002 and for the three months then ended.

      September 5, 2002; Items 2, 5 and 7. Contains (i) Audited Combined Financial Statements of Zolfo Cooper, LLC and Affiliates as of December 31, 2000 and 2001 and for the three years ended December 31, 1999, 2000 and 2002 and Unaudited Combined Financial Statements as of June 30, 2002 and for the six months ended June 30, 2001 and 2002. and (ii) Unaudited Pro Forma Condensed Combining Financial Statements of Kroll Inc. and Zolfo Cooper, LLC and Affiliates as of June 30, 2002 and for the six months then ended and as of December 31, 2001 and for the year then ended. This Current Report on Form 8-K was subsequently amended by Current Reports on Form 8-K/A filed on September 6, 2002, September 13, 2002, September 25, 2002 and October 17, 2002.

      September 6, 2002; Item 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of November, 2002.

                                       Kroll Inc.

                                       By: /s/ Steven L. Ford
                                          ------------------------
                                          Steven L. Ford
                                          Chief Financial Officer

I, Michael G. Cherkasky, certify that

1.    I have reviewed this quarterly report on Form 10-Q of Kroll Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Michael G. Cherkasky
    --------------------------------
    Michael G. Cherkasky
    Chief Executive Officer

I, Steven L. Ford, certify that

1.    I have reviewed this quarterly report on Form 10-Q of Kroll Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Steven L. Ford
    --------------------------
    Steven L. Ford
    Chief Financial Officer