Form 10-K
period 2002-12-31
KROLL INC
filed 2003-03-28
CIK 1020476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-21629

Kroll Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4131019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Third Avenue New York, NY (Address of principal executive offices)	10022 (Zip code)

(212) 593-1000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:	None
Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $648,656,462 as of February 28, 2003. As of February 28, 2003, 39,985,035 shares of Common Stock were outstanding.

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2002, are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K
SIGNATURES
LEASE AGREEMENT
LEASE AGREEMENT
EMPLOYMENT AGREEMENT
AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT
SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will” and similar expressions. These statements are based on our current expectations and are subject to risks, including the risks set forth below under “Risk Factors”, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected. We assume no obligation to update or revise these forward-looking statements to reflect future events, new information or otherwise.

Item 1.     Business

General

      Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services through a network of 63 offices located in 19 countries. Kroll’s five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are:

•	Consulting Services. Kroll provides independent consulting services free from the audit conflicts experienced by major accounting firms. These consulting services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations.

•	Corporate Advisory and Restructuring Services. Kroll acts both in an advisory capacity to and as interim management of, financially troubled companies throughout North America and Europe, and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

•	Technology Services. Kroll provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

•	Background Screening Services. Kroll provides pre-employment and security background screening, substance abuse testing and surveillance.

•	Security Services. Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

      Kroll maintains an Internet address at www.krollworldwide.com. Kroll makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission.

Recent Developments

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (“Foothill”) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. On September 5, 2002, Kroll amended and ultimately terminated the Foothill credit facility resulting in an extraordinary loss of $0.4 million, net of taxes, when the remaining unamortized deferred financing costs of $0.5 million were written-off (see Note 10 of the Notes to the Consolidated Financial Statements).

      On March 19, 2002, the Board of Directors approved the establishment of a Kroll Inc. Employee Stock Purchase Plan (“ESPP”), which allows participants to purchase shares of Kroll Inc. common stock at a 15% discount from the lesser of the stock’s fair market value as of either the first or last day of the plan’s six month offering period. Employees contributed approximately $1.0 million to the first offering period, which began on July 1, 2002 and ended on December 31, 2002. The Board of Directors authorized that 1,000,000 shares of Kroll’s common stock be reserved for issuance pursuant to the ESPP.

      On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. (“Ontrack”). The agreement provided that a wholly owned subsidiary of Kroll would be merged into Ontrack, resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Each share of outstanding Ontrack common stock was converted into 0.6447 of one share of Kroll’s common stock. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack’s existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued upon the exercise of Ontrack options. As of December 31, 2002, an additional 0.7 million shares may be issued upon the future exercise of Ontrack options (see Note 4(a) of the Notes to the Consolidated Financial Statements).

      In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor Holdings, Inc. (“Armor”). Kroll received $150,000 upon closing and an additional $10,000 in both the third and fourth quarters of 2002. The agreements provide for Kroll to receive an additional $107,000 within one year of the closing date, plus $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with these Russian businesses (see Note 5(a) of the Notes to the Consolidated Financial Statements).

      On July 2, 2002, Kroll Inc., formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged into its wholly-owned Delaware subsidiary. In connection with the reincorporation in Delaware, Kroll Inc.’s authorized capital increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million Foothill revolving credit facility to accommodate a new $100 million credit facility with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), which provided for a $25 million revolving credit facility and a $75 million term loan. To obtain the Goldman Sachs credit facility, Kroll amended certain provisions of its outstanding 6% convertible notes. Under the amendments, the security interest of all the noteholders was terminated and the collateral securing all of the convertible notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the convertible notes. Furthermore Palisade Concentrated Equity Partnership, L.P. (“Palisade”), the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% convertible notes that it owns to borrowings under this credit facility. In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement paid Palisade $1.6 million in October 2002 (see Notes 10, 11(b) and 11(c) of the Notes to the Consolidated Financial Statements).

      On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC (“Zolfo Cooper”), and certain of its related entities. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, Kroll issued 2.9 million shares of its common stock to the former owners of Zolfo Cooper, valued on the acquisition date at approximately $55.3 million (see Note 4(b) of the Notes to the Consolidated Financial Statements). In addition, Kroll will issue to the former owners of Zolfo Cooper, as contingent consideration, 625,000 additional shares of common stock per year if Zolfo Cooper achieves certain operating profit levels over the next four years. Kroll also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper’s professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years.

      In October 2002, Kroll sold 6.3 million shares of its common stock in an underwritten public offering. The offering, which sold at a price of $18.75 per share, raised approximately $110.6 million of net proceeds for Kroll. The $75 million term loan obtained by Kroll on September 5, 2002 was fully repaid on October 18, 2002, using a portion of the proceeds from the public offering (see Notes 14(b) and 11(c) of the Notes to the Consolidated Financial Statements). The remaining proceeds were used for working capital to fund operations and other general company purposes.

      On March 6, 2003, Kroll executed agreements with Fleet National Bank (“Fleet”) providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under this revolving credit facility are guaranteed by its domestic subsidiaries. The revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries (see Note 21(a) of the Notes to the Consolidated Financial Statements).

      Borrowings under the $25 million Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet, or (2) LIBOR plus 2.00%. During the term of the revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the revolving credit facility. The revolving credit facility requires Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, certain acquisitions, distributions to certain subsidiaries and the payment of dividends. The revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type.

      On March 6, 2003, the $25 million Goldman Sachs revolving credit facility, undertaken as part of the $100 million credit facility on September 5, 2002, was retired (see Notes 10, 11(c), 21(a) of the Notes to the Consolidated Financial Statements).

      On March 14, 2003 Kroll consummated an asset purchase agreement with Certico Verification Services, LLC. (“Certico”). Under the agreement, Kroll acquired most of Certico’s assets, and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its future results of operations will be included within the Background Screening Services Segment.

Services

      Kroll’s investigations and intelligence services are divided into five major service categories or segments, two of which were created because of recent acquisitions. The following table presents the aggregate net sales for each segment for the periods indicated, with prior periods accordingly restated for the new segments (see Note 17 of the Notes to the Consolidated Financial Statements).

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Consulting Services	$106,564	$106,126	$104,245
Corporate Advisory and Restructuring Services	71,386	30,751	19,311
Technology Services	36,438	4,380	2,621
Background Screening Services	49,284	42,491	46,588
Security Services	25,496	24,129	28,812

Total Continuing Services	$289,168	$207,877	$201,577

Information Security Group	—	—	4,033

Total Services	$289,168	$207,877	$205,610

     Consulting Services Group

      Kroll provides independent consulting services free from the audit conflicts experienced by major accounting firms. These consulting services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations.

     Services

      Business and Financial Investigations. Through Kroll’s multi-disciplinary global team of professionals with backgrounds in law, law enforcement, intelligence and forensic accounting, Kroll provides clients with the information and analysis necessary to make informed decisions about potential risks and suspected wrongdoing. Kroll’s investigative and fact-finding services are utilized by businesses, governments, non-profit institutions, law firms and individuals, and address issues as diverse as reputational threats, money laundering, organized crime and management malfeasance. Kroll’s fraud investigations services encompass civil and criminal fraud, employee fraud and theft, management fraud and theft, procurement fraud and the identification of secret commissions and kickbacks. Kroll has broad experience in detecting, investigating and assisting clients in asset tracing and recovery, systems consulting, security and internal control reviews and training on fraud awareness, prevention and related topics.

      Forensic Accounting. Forensic accounting is the application of financial knowledge and skills, in conjunction with investigative strategies and techniques, to resolve, in a legally defensible manner, matters that are financial in nature. Kroll’s forensic and investigative accountants work with corporations, law firms, financial institutions, governments and individuals to assist them in successfully handling complex, high risk, financial and investigative situations. Kroll’s services include statutory and regulatory compliance, insurance claims and quantification of economic damages.

      Business Valuation. Kroll provides business valuation services to corporations, individuals, financial institutions, government agencies, debtors, creditors and counsel on behalf of themselves or their clients in matters including mergers, acquisitions, asset divestitures, management buy-outs, expropriations, tax and corporate reorganizations, executive stock option valuations, intangible asset valuations, estate and gift tax, corporate reporting requirements, marital dissolution and commercial litigation such as breach of contract, partnership and shareholder disputes.

      Litigation Consulting. Kroll provides litigation consulting services to outside counsel and in-house lawyers to assist them in the preparation and resolution of litigation or arbitration proceedings and in designing settlement strategies. These services include:

•	Expert Testimony. Kroll renders expert opinions at trial or in regulatory proceedings concerning proof of business facts, damage calculations and other matters. A number of Kroll’s senior staff members are experienced expert witnesses.

•	Expert Consultation. Kroll assists counsel to evaluate whether actionable conduct occurred and/or develops an effective strategy for obtaining a favorable settlement or judgment in pending litigation.

•	Facilitation. Kroll assists disputants using alternative dispute resolution mechanisms, such as mediation or arbitration, in which they, or the trier of fact, retain decision-making authority.

•	Trier of Fact. Kroll serves as arbitrators and also advises clients employing an arbitrator or a special master (an individual appointed by a court to conduct the examination of complex matters and who reports findings and recommendations back to the court for final resolution — also referred to as a referee) to resolve a dispute.

      Due Diligence. Kroll helps its clients conduct in-depth investigations into prospective transactions to minimize risk and help ensure success. Without proper due diligence, businesses are exposed to an increased likelihood of financial losses and liabilities as well as injured reputations. Kroll provides comprehensive background information and intelligence in areas such as personal and business reputation, financial and operating history, verification of key representations, records of litigation, liens or judgments, environmental liabilities and other actual or potential problems.

      The due diligence and background information and analysis that Kroll furnishes are intended to be useful for lenders, underwriters, potential acquirers and other businesses concerned with assessing and attempting to minimize the risks related to critical financial and other business decisions. These services include pre-transaction intelligence, due diligence investigations, competitor intelligence and analysis, intelligence in contests for corporate control and market entry intelligence related to business partners, clients and critical vendors.

      Litigation Intelligence. Kroll assists counsel in developing evidence to support a claim or defense, identifying and locating material witnesses, investigating adverse witnesses, process management, assessing the strategic goals and financial commitment of the opposition and helping to assess whether an adequate recovery can be obtained if a lawsuit is successful. Kroll’s wide-ranging information gathering can help businesses and legal strategists decide whether to sue, go to trial, or employ alternative dispute resolution and whether, and at what level, to negotiate a settlement.

      Asset Tracing and Analysis. Kroll’s asset tracing services consist of tracing and locating assets anywhere in the world. This includes developing financial profiles and lifestyle assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, Kroll has worked with trustees in bankruptcy and insolvency, creditors’ committees, bankers in an out-of-court reorganization plan (“workout”) and restructuring departments and litigation and bankruptcy attorneys in conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit, or internal investigation. Kroll’s asset searching and analysis techniques can help clients to uncover assets and bring debtors to the negotiating table.

      Monitoring Services and Special Inquiries. Kroll provides monitoring services to, and conducts special inquiries for, clients that require an independent fact finder to uncover and end fraud and implement systems that monitor compliance. Kroll’s lawyers, forensic accountants, investigators, analysts and industry experts seek to identify violations of federal or state regulatory requirements or corporate policies and consult with clients to establish systems to audit and ensure compliance with these regulatory requirements or policies. Kroll serves as an objective fact finder whose work product could be turned over to a questioning government regulator or a skeptical and vocal segment of the public.

      Market Intelligence. Kroll applies its broad range of investigative and financial expertise to assist businesses in analyzing and evaluating market conditions, market opportunities and the competitive environment within their industries.

      Intellectual Property and Infringement Investigations. Kroll’s investigators help to investigate and devise strategies to solve problems such as thefts of trade secrets, threats and hostile acts, gray market and counterfeit products and patent and trademark infringements. Kroll attempts to determine the source and extent of the problem, develop information about the parties responsible, minimize damage to the client and propose effective measures to prevent further losses.

     Corporate Advisory and Restructuring Services Group

      Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services. Kroll’s international presence allows it to act as a single source provider for the increasing number of large scale cross-border U.S. based bankruptcies and restructurings.

     Services

      Kroll represents both debtors and creditors in bankruptcies, restructurings and other situations involving financially troubled companies. Kroll offers these services throughout North America and Europe. Kroll also acts as court appointed officers in bankruptcy and insolvency proceedings.

      Debtor Representation. When advising a corporate debtor, Kroll works with the client’s management to assess the client’s financial condition and viability, and then structure and implement a business rehabilitation plan designed to increase the probability that the rehabilitation will be successful. The key factors influencing whether the process is implemented in or out of court are the need for and availability of financing, the relative concentration and size of claims, the extent of legal and contractual impediments and the types of products or services offered by the debtor. Tactics aim at reestablishing credibility to garner support for the reorganization process and a consensual reorganization and/or restructuring plan. Kroll has advised and assisted troubled companies to resolve virtually all critical reorganization process issues in both judicial and non-judicial reorganizations.

      In pursuing business rehabilitation efforts, Kroll works with management to structure and implement a realistic business plan for the client. Such plans typically involve asset sales and business divestitures, operations improvement and cost reduction, improved operational and financial controls and the normalization of external and internal relationships.

      If a workout appears unlikely, Kroll assesses the impact of a bankruptcy filing on the client’s financial condition and operating performance and seeks debtor-in-possession financing on the client’s behalf. If the client voluntarily files bankruptcy or is involuntarily forced into bankruptcy, Kroll will assist in managing the entire bankruptcy process, including structuring, negotiating with creditors and devising and implementing the plan of reorganization. Kroll also renders expert testimony in connection with the bankruptcy proceeding on such issues as business unit valuation and economic loss.

      Creditor Representation. When assisting either secured or unsecured creditors, Kroll seeks to maximize amounts recovered by them from the debtor in either out-of-court or in-court proceedings. In a workout engagement, Kroll evaluates and monitors the quality and value of the collateral and any other assets available to the creditor, analyzes the debtor’s business plan and underlying cash flow projections and assesses the adequacy of the debtor’s financial reporting systems. Based on Kroll’s analysis, it then assesses the debtor’s viability and develops and evaluates a restructuring plan. In the event that an out-of-court workout is not feasible, Kroll assists creditors in deciding whether to provide debtor-in-possession financing, when working through the bankruptcy process, and in structuring and evaluating various reorganization plan alternatives.

      In the context of its work for debtors and creditors, Kroll regularly provides:

•	Operational Turnaround Services. Kroll conducts a detailed review of the operations of its clients and assist in devising and implementing an operational plan that optimizes profits and cash flow. Kroll’s consultants provide clients with assistance that optimizes their competitive advantages and improves profits and cash flows to augment investment returns and increases shareholder values.

•	Strategic Advisory Services. Kroll assists companies in devising, reformulating and executing upon strategic plans that will assist in maximizing competitive strength, financial health and shareholder value.

•	Financial Crisis Management. Kroll provides crisis management services in which its teams perform senior management functions such as chief executive officer, chief operating officer, chief financial officer, or chief restructuring officer within companies facing turnaround, financial restructuring and bankruptcy reorganization challenges.

•	Corporate Finance Services. Kroll assists clients in developing and implementing financial programs that are suitably aligned with the client’s needs. Kroll’s services include assistance with and advice on debt and equity restructurings, financings, mergers and acquisitions, divestitures and capital raising.

Technology Services Group

      Kroll provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

Services

      Electronic Discovery. Kroll conducts, manages and advises upon the collection, analysis and production of electronic documents and data within the legal discovery process. Kroll’s data collection process enables it to capture data from multiple business software applications, multiple geographic locations, email systems and IT platforms. Collection options range from consulting services and the use of Kroll’s data collection software, to the use of our data gathering experts, who work on-site to capture the data. Kroll’s collection experts have gathered data from thousands of global sites and have experience with virtually every hardware and software platform.

      Once data is collected, Kroll’s data analysis process helps clients to eliminate those electronic documents that are not responsive or relevant to discovery requests. The information generated from the collection and analysis phases is then delivered in the format best suited for each client’s case, including printed documents, litigation support software and electronic repository.

      Data Recovery. Using Kroll’s proprietary tools and techniques, Kroll recovers lost or corrupted data from virtually all operating systems and types of storage devices through a broad range of service solutions ranging from engineer assisted in-lab, on-site and Remote Data Recovery service to do-it yourself software solutions.

      Recoveries are performed using one or more of Kroll’s data recovery tools. The final deliverable, recovered data is provided in a number of ways depending on the type of service solution chosen by the client.

      Computer Forensics. Kroll provides investigative resources to assist clients in matters such as collecting data from computers, logs, networks and other sources to facilitate investigations and tracing employees, competitors and others using internet bulletin boards to start rumors about stocks, to post trade secrets, or to conduct cyberterrorism. Kroll also helps clients track down web-based intellectual property thefts, counterfeit goods and criminals that use the internet to steal information or property and commit fraud.

      Using sophisticated forensic software, Kroll also helps clients access information recovered from hard drives and reconstruct computer data that may be introduced as evidence in legal proceedings. Because the data Kroll produces is often entered into evidence in court proceedings, Kroll follows carefully developed procedures that address security, authenticity and chain-of-custody of the original media.

      Kroll’s computer forensic experts retrieve data from virtually all storage and operating systems, including many antiquated systems. Kroll’s engineers can also often determine whether computer evidence was tampered with, altered, damaged, or removed. Once data analysis is complete, Kroll’s computer forensic engineers work to support the client’s case with customized reports about the data collected and produced, providing data for affidavits or other pleadings and providing expert testimony and reports.

      Software. In addition, Kroll continues to offer certain software utilities and other software solutions, such as our Disk Manager-Product, related to Kroll’s data recovery, electronic discovery and computer forensics offerings.

Background Screening Services Group

      Kroll provides pre-employment and security background screening, substance abuse testing and surveillance.

Services

      Pre-Employment and Security Background Screening. Kroll verifies job applicant background information for employers. The background investigations are made through the use of databases, independent contractors and other sources. Screening procedures include reviews of credit histories, reference checks, criminal and civil records, workers’ compensation histories and driving records, education and credential verification among others. Services also include identity theft prevention and investigation and compliance programs in regulated industries.

      Substance Abuse Testing. Kroll owns and operates a state-of-the-art laboratory providing substance abuse testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. The laboratory is certified by the federal Substance Abuse and Mental Health Services Administration to conduct substance abuse testing using forensic procedures required for legally defensible test results. Kroll’s substance abuse testing services also include assisting clients with the development of substance abuse testing programs, training client personnel, managing specimen collections, arranging for transportation of specimens to our laboratory, identifying trends in local and national drug use, interpreting test results and providing expert testimony concerning test results.

      Surveillance Services. Kroll provides video surveillance services to our clients investigating exaggerated disability claims and other frauds. In performing surveillance, Kroll utilizes its fleet of mobile surveillance units stationed throughout the United States, each containing equipment designed to obtain clear video footage without detection.

Security Services Group

      Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

Services

      Security Architecture and Design. Kroll provides comprehensive planning, engineering, and design services, customized to meet the requirements of clients for physical site protection. Kroll offers a wide range of technical services from master planning through construction, including facility review and threat assessment, security systems planning and design, architectural security recommendations, system specification and bid award assistance and installation and project management.

      Corporate Security Consulting. Kroll offers a variety of consulting services to assist businesses in safeguarding their employees, clients, operations and premises and in meeting and managing unexpected crisis. These services include review of security policies and procedures, assessment and training of security staff, business continuity planning and exercises and response to product contamination.

      Emergency Management. Kroll’s services include emergency management and homeland security counter-terrorism initiatives for government agencies, health care institutions and air, sea and rail transportation agencies. Kroll assists these clients with program planning, incident response and personnel training.

      Environmental Services. Kroll offers comprehensive environmental due diligence and compliance assessments, environmental property assessments, Environment, Health and Safety (“EHS”) management systems design and implementation, independent auditing and monitoring, environmental investigations and litigation support, environmental crisis management and remedial services, product safety and security, laboratory safety and security, biological, chemical and radiological threat assessment and monitoring.

      Protective Services Operations and Training. Kroll provides personal protection programs, travel intelligence and training for law enforcement officials, military personnel and business executives. On a worldwide basis, Kroll’s security specialists can provide trained drivers, security escorts, or full protective details for high-risk personnel. At Crucible, our training school in Fredericksburg, Virginia, Kroll provides training for defensive driving, surveillance detection, executive protection, close quarters combat and kidnap avoidance. Kroll’s personal security seminars are offered both at Crucible and at client sites.

Marketing and Sales

      Kroll’s services in its five business groups are marketed and sold by three different types of sales personnel, including senior professionals, full time sales and marketing staff and global sales managers. As of December 31, 2002, Kroll had 110 senior professional service providers, who are expected to provide marketing services; 198 full time sales and marketing employees, who work in regional markets; and 5 global sales managers, who market and sell all of Kroll’s varied services, both in the United States and abroad.

      Kroll relies principally on its senior professional service providers not only to service existing clients, but also to develop and market new business. Kroll obtains engagements from a client’s board of directors, executive officers and management and a variety of other corporate officials. Our senior professionals act as relationship managers for our major clients. A significant part of Kroll’s marketing efforts consist of maintaining and developing these personal relationships. Kroll’s full time regional sales and marketing staff coordinates local and regional sales and marketing efforts around the world. These sales and marketing efforts include direct client sales efforts and marketing sales efforts including seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. In addition to targeting new clients, Kroll’s marketing efforts also attempt to increase business with existing clients by increasing clients’ awareness of the range of services Kroll offers and by increasing the number of decision makers within a client’s organization who are aware of the range of Kroll’s services.

      Kroll classifies its sales by where the services are delivered; international sales are services delivered outside the United States. Although many of Kroll’s clients utilize these services on a periodic basis, comparatively few clients utilize Kroll’s services on a long-term continuing basis and the clients that account for a material percentage of net sales in any year may vary widely. Many of Kroll’s clients who use Kroll’s services on a periodic basis are retained through referrals from existing clients.

Seasonality

      We do not believe that our business is seasonal. However, certain operations within the Background Screening Services Segment are cyclical, and results may depend on employment hiring and general economic trends.

Employees

      As of December 31, 2002, Kroll had a total of 2,067 full-time employees, of whom 198 were in marketing and sales, 564 were in operations, 799 were professional services providers and 506 performed general and administrative services. In addition, Kroll had 292 part-time employees. Of a total of 2,359 employees, 1,452 were located in the United States and 907 were located abroad.

      Kroll’s employees are not represented by a union and are not covered by any collective bargaining agreements. Kroll has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is satisfactory.

Government Regulation

      All of Kroll’s business groups are subject to various federal, state, local and foreign laws and regulations. A number of Kroll’s subsidiaries hold private investigative licenses from and their investigative activities are regulated by, state and local government agencies in various jurisdictions. Kroll also uses some data from outside sources, including data from third party vendors and various government and public records services, in performing Kroll’s services, the use of which is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll obtains information and conducts its operations, including its access to data used in Kroll’s business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with Kroll’s method of operations and access to data.

      Additionally, the laboratory of our substance abuse testing subsidiary, Kroll Laboratory Specialists, Inc., is certified on the federal level and licensed in a number of states. If the subsidiary’s certification were suspended or lost, Kroll would not be eligible to perform testing for various clients requiring this certification.

      Kroll believes that Kroll currently conducts its activities and operations in substantial compliance with applicable governmental laws and regulations.

Environmental Matters

      Kroll’s substance abuse testing laboratory located in Gretna, Louisiana and The Crucible training center in Fredericksburg, Virginia are subject to a number of environmental laws, regulations and ordinances governing activities that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices for solid and hazardous materials. These laws also impose liability for the cost of remediating and damages resulting from, sites of past releases of hazardous materials. Kroll is not aware of any such matters as of December 31, 2002 and believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws.

Research and Development

      Expenditures for research and software development costs are expensed as incurred. Such costs related to the development of software products are required to be expensed until the point that technological feasibility and proven marketability of the product under development are established.

Intellectual Property and Proprietary Information

      Kroll relies on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect its proprietary rights in its products and technology. These measures may not be adequate to protect Kroll’s trade secrets and proprietary technology. As a result, unauthorized parties may copy or otherwise obtain and use Kroll’s products or technology. Kroll may not be able to detect all instances of infringement. Furthermore, Kroll may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of its rights may be ineffective in these countries. If Kroll must engage in litigation to defend and enforce its intellectual property rights, either in the United States or in other countries, Kroll could face substantial costs and diversion of resources, regardless of the outcome of that litigation. Any future attempt to enforce Kroll’s intellectual property rights might not be successful, might result in royalties that are less than the cost of such enforcement efforts, or might result in the loss of the intellectual property altogether. Even if Kroll succeeds in protecting its intellectual property, others may independently develop similar technologies or products that do not infringe on Kroll’s intellectual property.

Risk Factors

      You should carefully consider each of the following risks. The risks and uncertainties described below are not the only ones facing Kroll. Additional risks and uncertainties not presently known to Kroll or that it currently believes to be immaterial may also adversely affect Kroll’s business. If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on Kroll’s business, financial condition or results of operations. In that case, the trading price of Kroll’s common stock could decline.

The expected benefits of Kroll’s recent acquisitions may not be realized.

      Kroll acquired Ontrack on June 13, 2002, and it acquired Zolfo Cooper on September 5, 2002. There can be no assurance that these two entities will be successfully combined into Kroll. If Kroll cannot successfully integrate these operations, its business could be materially adversely affected. The acquisitions involve combining three companies that have previously operated separately into one unified company. The combining of Kroll with Ontrack and Zolfo Cooper involves a number of risks, including:

•	the diversion of management’s attention from the combining of operations;

•	the difficulties in the combination of operations and systems, particularly sales and marketing organizations;

•	difficulties in the assimilation and retention of employees;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest and disclosure issues; and

•	challenges in attracting and retaining qualified personnel.

      Because of difficulties in combining operations, Kroll may not be able to realize the revenue growth and other benefits that Kroll hopes to achieve from the acquisitions. In addition, Kroll may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of its business and services.

Kroll may not be able to develop or manage its internal growth.

      Growing Kroll’s existing businesses may strain its management, human resources and information systems. To manage Kroll’s growth successfully, Kroll must add managers and employees and periodically update its operating, financial and other systems, procedures and controls. In addition, issues relating to new acquisitions may divert the attention of Kroll’s management from existing operations. Kroll also must effectively motivate, train and manage a larger professional staff. If Kroll fails to manage its growth effectively, its business could be materially adversely affected.

Kroll may not be able to implement its acquisition strategy.

      While Kroll has experience in identifying and integrating acquisitions, it may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue its acquisition strategy, or complete acquisitions on satisfactory terms or at all. When companies are acquired, Kroll may not be able to integrate or manage these businesses as discussed above in “The expected benefits of Kroll’s recent acquisitions may not be realized” so as to produce returns that justify the investment.

      A number of Kroll’s competitors have also adopted the strategy of expanding and diversifying through acquisitions. Kroll experiences competition, therefore, in its effort to execute its acquisition strategy, and Kroll expects the level of competition to increase. As a result, Kroll may be unable to continue to make acquisitions or may be forced to pay more for the companies it is able to acquire.

We may not operate profitably in the future.

      For the two years ended December 31, 2001 and 2000, Kroll reported net losses of approximately $21.4 million and $33.9 million, respectively. While Kroll reported net income of $16.4 million for the year ended December 31, 2002, there can be no assurance that Kroll will be profitable in the future.

Kroll is highly dependent on executive management and other key employees.

      Kroll relies heavily on its executive management and key employees to provide its services and for continued business development. Competition for these personnel is intense. Although Kroll has non-compete agreements with its executive management, it does not have non-compete agreements with many of its professional staff. This means that these professionals could resign to join one of Kroll’s competitors with little advance notice. Kroll’s business could be materially adversely affected if a number of its executive managers, senior managers, or key employees were to leave and if it were unable to attract and retain qualified replacements.

Kroll’s success is largely dependent upon its ability to attract, hire and retain skilled professionals.

      Competition for competent professionals, particularly for personnel with specific skills necessary to perform the services that Kroll offers, is intense and has caused wages to increase at a rate greater than the general rate of inflation. Kroll’s professionals have highly specialized skills or advanced degrees and backgrounds in such fields as law, accounting, law enforcement and engineering. Kroll may not be successful in attracting, hiring and retaining qualified people at favorable rates or at all. If Kroll is unable to hire and retain skilled professionals, its business could be materially adversely affected.

Kroll’s professional reputation is critical to the Company’s business.

      As a company in a client service business, Kroll depends upon its reputation and the individual reputations of its senior professionals to obtain new client engagements. Kroll obtains a substantial number of new engagements from existing clients or through referrals from existing clients. Any factor that diminishes Kroll’s reputation or the reputation of its senior professionals may make it more difficult for Kroll to compete successfully for either new engagements or to retain existing clients and therefore could materially adversely affect its business.

Competitive conditions could materially adversely affect Kroll’s business.

      The markets in which Kroll does, and intends to do, business are highly competitive with few barriers to entry. In most service areas in which Kroll operates, there is at least one competitor that is significantly larger or more established than Kroll is in the delivery of that particular service. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Securitas and its subsidiary Pinkerton Consulting & Investigations, Alvarez & Marsal, AlixPartners, Control Risks Group, Investigations Group, Crossroads, ChoicePoint and Applied Discovery, provide services similar to some of Kroll’s services. Some of these firms have indicated an interest in providing services similar to Kroll’s on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting and consulting firms have significantly larger financial and other resources than Kroll has and have long-established relationships with their clients, which also are likely to be clients or prospective clients of Kroll. In addition, large multinational security services providers have indicated an interest in expanding their services to include value-added services such as some of the risk mitigation services Kroll provides.

Kroll’s business varies from period to period.

      Kroll’s net sales and net income from year-to-year and period-to-period are not necessarily predictable and historically there has not been a consistent year-to-year pattern of growth. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year. The demand for Kroll’s business investigations, market intelligence services, financial consulting services and pre-employment screening services is affected by general economic conditions and the level of corporate acquisitions and other financial transactions; clients tend to reduce their reliance on these services during periods when there is a decline in those activities. Kroll’s Corporate Advisory and Restructuring Services Group specializes in assisting companies that are financially distressed. This business is cyclical but counter to some of the other areas of Kroll’s business. Because of the nature of Kroll’s Corporate Advisory and Restructuring Services Group’s practice, once Kroll finishes an engagement with a debtor client, it is unlikely to generate additional revenue from that client. A significant decline in revenue of the Corporate Advisory and Restructuring Services Group could have a material adverse effect on Kroll’s business. In addition, Kroll’s operating results are affected by specific market conditions, including, among other risk factors discussed in this section, increased competition, the mix of services sold among our services offering, Kroll’s ability to control costs and the demand for its services. The timing of future acquisitions and the cost of integrating them may cause fluctuations in Kroll’s operating results as well.

Kroll may not be able to obtain additional financing when the Company needs it or obtain it on acceptable terms.

      Kroll believes that its current operations and financing will generate enough cash flow to meet all its cash requirements and support its growth strategy. However, Kroll may need additional capital in order to finance internal growth or pursue acquisitions. In addition, Kroll may experience unexpected circumstances, including the occurrence of any of the risk factors discussed in this section, which may have a material adverse effect on its cash flow and require Kroll to obtain additional capital. Kroll may decide to sell additional shares of common stock to obtain additional capital. If Kroll sells more shares, the price of its stock may decline significantly and stockholders’ ownership may be substantially diluted. If Kroll requires additional capital, it may have to borrow funds under new credit facilities or issue equity, equity-related or debt securities. Kroll cannot assure you that additional financing will be available, and if so, whether it will be on acceptable terms. Kroll’s inability to obtain any needed financing, or the terms on which the financing may be available, could have a material adverse effect on its financial condition, results of operations and cash flow.

Kroll’s business depends on the protection of its intellectual property and proprietary information.

      Kroll relies on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect its proprietary rights in its products and technology. These measures may not be adequate to protect Kroll’s trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use Kroll’s products or technology. Furthermore, Kroll may be subject to additional risks as Kroll enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of Kroll’s rights may be ineffective in these countries. If Kroll must engage in litigation to defend and enforce its intellectual property rights, either domestically or in other countries, Kroll could face substantial costs and diversion of resources, regardless of the outcome of that litigation. Any future attempt by Kroll to enforce its intellectual property rights might not be successful, might result in royalties that are less than the cost of such enforcement efforts, or might result in the loss of the intellectual property altogether. Even if Kroll succeeds in protecting its intellectual property, others may independently develop similar technologies or products that do not infringe on Kroll’s intellectual property.

Kroll’s business outside the United States exposes the Company to numerous risks that, singly or together, could materially adversely affect its business.

      In addition to Kroll’s U.S. facilities, it has operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Africa, Switzerland and the U.K. Kroll also offers its services in other countries and is seeking to increase its level of international business activity. Kroll’s international business exposes it to various risks. Currently, the most significant risks relate to regional economic downturns in Central and South America and in certain regions in Asia. Other risks of doing business outside the United States include exchange rate fluctuations, foreign currency restrictions, U.S. government-imposed prohibitions against offering services to specific countries, expropriation of assets, war, civil uprisings and riots, government instability, difficulties enforcing contracts under foreign legal systems and unanticipated taxes, duties, or other governmental assessments. Any of these risks could result in a loss of business, significant unexpected write-offs of assets, or other unexpected costs that could have a material adverse effect on Kroll’s business.

      In the past, Kroll has occasionally had difficulty in collecting significant accounts receivable for its services, particularly when the obligor was located in a foreign country.

Kroll’s credit facility contains restrictive covenants that may limit the Company’s liquidity and corporate activities.

      Kroll’s credit facility imposes operating and financial restrictions, including restrictions that limit Kroll’s ability to:

•	pay dividends;

•	incur additional indebtedness;

•	create liens on its assets;

•	sell the capital stock or other assets of its subsidiaries;

•	make investments;

•	engage in mergers and acquisitions;

•	make capital expenditures; and

•	change control of Kroll.

      These covenants could limit Kroll’s operational flexibility and restrict its ability to raise additional funds, if necessary, to finance operations and to make principal and interest payments on its debt. In addition, failure to comply with these operational and financial covenants could result in an event of default under the terms of the credit facility that, if not cured or waived, could result in amounts borrowed under the credit facility becoming due and payable. The effect of these covenants, or Kroll’s failure to comply with them, could materially adversely affect the Kroll’s business.

If Kroll defaults under its credit facility, it could forfeit its rights in its assets.

      Kroll has pledged substantially all its assets and its domestic subsidiaries have pledged substantially all of their assets as security to the lenders under its credit facility. A default under the credit facility, if not waived or modified, would permit the lenders to foreclose on the collateral and Kroll could lose its rights in the collateral, which could have a material adverse effect on Kroll’s business.

Kroll’s failure to comply with government regulations and licensing requirements could have a material adverse effect on its business.

      Kroll is subject to various federal, state, local and foreign laws and regulations. A number of its subsidiaries hold private investigative licenses from, and their investigative activities are regulated by, state and local government agencies in various jurisdictions. Kroll also uses data from outside sources, including data from third party vendors and various government and public records services, in performing its services, the use of which is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll obtains information and conducts its operations, including Kroll’s access to data used in our business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with Kroll’s method of operations and access to data and, as a result, materially adversely affect Kroll’s business.

      Additionally, the laboratory of Kroll’s substance abuse testing subsidiary, Laboratory Specialists of America, Inc., is certified on the federal level and licensed in a number of states. If the subsidiary’s certification were suspended or lost, Kroll would not be eligible to perform testing for certain client’s requiring this certification, which could materially adversely affect the substance abuse testing services aspect of Kroll’s business.

Kroll may be subject to potentially significant liability claims.

      The nature of Kroll’s business exposes it to liability claims in instances in which Kroll’s clients suffer losses in spite of Kroll’s efforts to mitigate their risks. Kroll maintains professional liability insurance with a policy aggregate limit of $25 million, including loss and claim expense. If one or more successful claims substantially exceeded Kroll’s coverage limits, it could have a material adverse effect on its business.

      Kroll’s subsidiary, Kroll Lindquist Avey Co., has been named as a third party defendant in a CDN$40 million lawsuit in connection with a negligence claim. Kroll Lindquist Avey Co.’s carrier, the Reliance Insurance Company is in liquidation. Kroll Lindquist Avey Co.’s defense costs are being paid by Reliance, but Kroll has been advised that any claim for damages or settlement greater than $25,000 (USD) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses (see Item 3 — “Legal Proceedings”). Should the third party claim succeed, if large enough (either alone or in combination with other claims), it could have a material adverse effect on Kroll’s business. Also, in the ordinary course of Kroll’s business, it is subject to claims of third parties, other than clients, alleging trespass, invasion of privacy, negligence and other tortious conduct by Kroll’s investigators, consultants, professionals and other personnel, which are not covered by insurance. Although Kroll endeavors to minimize the risk of these claims, a substantial successful claim could have a material adverse effect on Kroll’s business.

Kroll’s business is subject to technological change.

      Kroll regularly develops solutions for its clients by using information technology, electronic document management techniques, the Internet and other state-of-the-art technologies. Many of these technologies have only recently emerged, will rapidly change and may become obsolete as new technologies appear. Kroll’s future success will depend upon the ability of Kroll’s professionals to remain current with the rapid changes in the technologies Kroll uses in its business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If Kroll’s professionals fail to do this, Kroll could be at a competitive disadvantage. Kroll’s competitors may gain exclusive access to improved technology, which also could put Kroll at a competitive disadvantage. Industry standards are constantly evolving and there may be changes in Kroll’s clients’ or prospective clients’ preferences for technology solutions. If Kroll cannot adapt to these changes, its business may be materially adversely affected.

Kroll’s certificate of incorporation and by-laws provide for the indemnification and exculpation of the Company’s directors and officers.

      Kroll’s certificate of incorporation and by-laws provide for indemnification of Kroll’s directors and officers and, in addition, provide that a director of Kroll will not be personally liable to Kroll or its stockholders for monetary damages for breach of fiduciary duty as a director. However, a director will remain liable for any breach of the director’s duty of loyalty to Kroll or its stockholders, for unlawful payment of dividends or unlawful stock purchase or redemption, or for any transaction from which the director derived any improper personal benefit. In addition, pursuant to Kroll’s certificate of incorporation and Section 174 of the Delaware General Corporation Law, a director will remain liable for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law.

Kroll does not intend to pay dividends.

      Kroll intends to retain any future earnings that may be generated from its operations to help finance the growth and developments of its business, and Kroll does not plan to pay dividends to its stockholders for the foreseeable future. Furthermore, Kroll is prohibited from paying cash dividends by the terms of its credit facility.

Delaware law, Kroll’s certificate of incorporation, by-laws and debt instruments contain provisions that could deter acquisition by a third party.

      Provisions contained in Delaware law, Kroll’s certificate of incorporation, its by-laws and its debt instruments could make it difficult for a third party to acquire Kroll. Kroll’s certificate of incorporation provides Kroll’s board of directors with the authority to issue preferred stock without the approval of stockholders. The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control, may adversely affect the voting and other rights of the holders of Kroll’s capital stock, and may discourage, delay, or prevent a takeover attempt that a stockholder might consider in its best interest. Kroll’s certificate of incorporation and by-laws contain the following provisions that may have anti-takeover effects and may discourage, delay, or prevent a takeover attempt that a stockholder might consider in it best interest. These provisions include:

•	the requirement that there be three classes of directors and that their terms be staggered;

•	the requirement that a stockholder comply with specified procedures, including advance written notice, before bringing matters, including the nomination of directors, before a stockholders’ meeting;

•	the specific denial of stockholders’ ability to take action by written consent; and

•	the restriction of the right to call special meetings to only the Executive Chairman of the board, the Chief Executive Officer, or the board of directors pursuant to a board resolution.

      In addition, a change in control would be an event of default under the Kroll’s credit facility. These events would add to the cost of acquisition, which could deter a third party from acquiring Kroll.

Kroll’s substance abuse testing services are performed at one location.

      Kroll’s substance abuse testing services are performed at its laboratory facility located in Gretna, Louisiana. Should Kroll be unable to use this facility for any reason, it may be unable to provide substance abuse testing services which could materially adversely affect its business.

Item 2.	Properties

      Kroll maintains its principal executive offices and a regional headquarters in New York, New York, and other regional headquarters in London, Toronto, Hong Kong and Miami. In addition to these offices, Kroll maintains 27 domestic offices or facilities in 13 states and 31 foreign offices or facilities in 15 foreign countries around the world. Kroll’s principal properties and facilities as of December 31, 2002 were as follows:

Location	Total Sq. Footage	Status	Expiration of Leases

Eden Prairie, Minnesota	108,017	Leased	November 30, 2009
New York, New York	47,500	Leased	December 31, 2007
Nashville, Tennessee	25,343	Leased	May 31, 2007 and April 30, 2004
Philadelphia, Pennsylvania	21,000	Leased	November 30, 2009
Toronto, Canada	20,274	Leased	March 31, 2012
Gretna, Louisiana	20,000	Owned	N/A

      Eden Prairie, Minnesota. This facility serves as the headquarters of our subsidiary providing technology services within the Technology Services Segment. It consists of two office locations near each other.

      New York, New York. This facility contains our principal executive offices and serves as a regional headquarters for the Consulting Services Segment. In addition, we lease a smaller office near the headquarters for administrative purposes.

      Nashville, Tennessee. This facility serves as the headquarters of our pre-employment background checking subsidiary within the Background Screening Services Segment. It consists of two office locations near each other.

      Philadelphia, Pennsylvania. This facility primarily houses the most significant U.S. office of our subsidiary providing financial services within the Consulting Services Segment.

      Toronto, Canada. This facility houses the headquarters of our Canadian subsidiary providing financial services within the Consulting Services Segment.

      Gretna, Louisiana. This facility houses our substance abuse testing laboratory and substance abuse testing services within the Background Screening Services Segment.

      We believe that our current space is adequate for our reasonably foreseeable needs.

Item 3.	Legal Proceedings

      Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll’s shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. (“Blackstone”). Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll’s officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and American International Group, Inc. (“AIG”) aided and abetted the directors’ and officers’ alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll. On behalf of Kroll, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys’ fees in an unspecified amount. The parties executed a stipulation of settlement providing for the settlement of these actions. On December 20, 2002, the New York court signed a Final Judgment and Order Approving the Settlement. On January 7, 2003, the Ohio court entered a Final Judgment dismissing the Ohio action. The Settlement included defendants’ agreement not to object to plaintiffs’ counsels’ application for attorneys’ fees and reimbursement of costs and expenses not to exceed $385,000 in the aggregate. Any such fees or costs approved are to be paid by Kroll’s insurance carrier.

      In 1999, Kroll learned that an individual had filed a qui tam suit against Kroll under the Civil False Claims Act alleging that Kroll and three of its vendors knowingly violated their contractual requirements with the Army due to the vendors’ alleged failure to have certified welders. In October 2000, Kroll settled this litigation with the Department of Justice for approximately $1.1 million, plus legal costs. Kroll admitted no wrongdoing as part of the settlement. All amounts under this settlement were paid before December 31, 2001. The qui tam suit and the corresponding settlement related entirely to the discontinued the Security Products and Services Group (“SPSG”) operation.

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville, “LAMB”), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (“HSBC”). HSBC filed the underlying suit against Gordon Capital’s former law firm, Davies, Ward & Beck (“DW&B”) seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital’s losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital’s alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital’s alleged former insurance broker. The parties attended mediation on December 11 and 12, 2002 with additional dates to be scheduled in 2003. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (USD) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. Kroll believes it may have other liability insurance available with respect to this claim. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Kroll’s common stock trades on the Nasdaq National Market under the symbol “KROL”. On February 28, 2003, there were approximately 213 record owners of Kroll common stock.

      The table below sets forth the high and low sale prices for Kroll common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal Year Ended December 31, 2001
Quarter Ended:
March 31, 2001	$6.50	$4.91
June 30, 2001	9.69	4.97
September 30, 2001	12.45	7.00
December 31, 2001	18.00	10.25
Fiscal Year Ended December 31, 2002
Quarter Ended:
March 31, 2002	$18.91	$15.56
June 30, 2002	23.95	15.39
September 30, 2002	24.99	17.80
December 31, 2002	22.50	16.85

Dividends

      Kroll has not paid dividends in the last two years and anticipates that any future earnings will be retained to finance our operations and for the growth and development of its business. Accordingly, Kroll does not anticipate paying cash dividends on its shares of common stock for the foreseeable future. Additionally, the terms of Kroll’s credit facility provide that it cannot pay dividends and require that it maintain financial ratios and other covenants, which further limit the funds available for cash dividends. The payment of any future dividends will be subject to the discretion of Kroll’s board of directors and will depend on its results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors Kroll’s board of directors deems relevant.

Sale of Unregistered Securities

      None.

Item 6.	Selected Financial Data

      The selected financial data reflects mergers during 1999 and 1998, which were accounted for as poolings of interests. The prior period consolidated financial information has been restated as though the entities had always been part of Kroll. The selected consolidated financial data also includes the completion of other acquisitions in 2002, 2000, 1999 and 1998 that utilized the purchase method of accounting, which requires including the reported results of each acquired business from the effective date of its acquisition. The selected historical financial data presented as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, have been derived from the audited consolidated financial statements of Kroll presented elsewhere in this document. The selected historical financial data presented as of December 31, 2000 and 1999 and for the years ended December 31, 1999 and 1998, have been derived from the audited consolidated financial statements of Kroll not included in this document. The selected historical financial data presented as of December 31, 1998 has been derived from unaudited consolidated financial statements of Kroll not included in this document. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars and shares in thousands, except per share data)
Statement of Operations Data:
Ongoing operations net sales	$289,168	$207,877	$201,577	$183,500	$122,852
Information Security net sales	—	—	4,033	4,345	116

Total net sales	289,168	207,877	205,610	187,845	122,968
Cost of sales	147,883	125,052	123,791	104,366	69,511

Gross profit	141,285	82,825	81,819	83,479	53,457

Selling and marketing expenses	27,424	18,724	21,490	16,705	11,916
G&A expenses (including amortization)	76,475	63,078	64,192	56,907	30,435
Research and development	5,845	—	—	—	—
Impairment of assets	—	807	—	—	—
Loss on sale of business unit	102	528	—	—	—
Failed financing costs	—	1,043	—	—	—
Failed separation costs	—	607	4,195	—	—
Failed merger related costs	—	—	2,491	1,562	—
Merger related costs	—	—	357	4,069	5,727
Restructuring charges	—	2,726	—	4,072	—

Operating income (loss)	31,439	(4,688)	(10,906)	164	5,379

Interest expense	(5,456)	(4,375)	(4,321)	(2,753)	(1,972)
Interest income	1,535	127	250	338	801
Other income (expense), net	221	(53)	1,658	(58)	890

Total other expense	(3,700)	(4,301)	(2,413)	(2,473)	(281)

Income (loss) from continuing operations before provision for (benefit from) income taxes	27,739	(8,989)	(13,319)	(2,309)	5,098
Provision for (benefit from) income taxes	8,322	2,402	2,377	(1,105)	1,374

Income (loss) from continuing operations	19,417	(11,391)	(15,696)	(1,204)	3,724

Income (loss) from discontinued Security Products and Services Group, net of tax	81	(7,540)	(10,011)	1,043	9,388
Loss from discontinued Voice and Data Communications Group (“VDCG”), net of tax	—	(2,112)	(8,237)	(1,761)	(1,326)

Total discontinued operations income (loss)	81	(9,652)	(18,248)	(718)	8,062

Income (loss) before extraordinary item	19,498	(21,043)	(33,944)	(1,922)	11,786
Extraordinary item, net of tax	(3,117)	(344)	—	—	—

Net income (loss)	$16,381	$(21,387)	$(33,944)	$(1,922)	$11,786

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars and shares in thousands, except per share data)
Earnings per Share Data:
Basic income (loss) per share from continuing operations	$0.66	$(0.51)	$(0.70)	$(0.05)	$0.19
Basic income (loss) per share before extraordinary item	$0.66	$(0.94)	$(1.52)	$(0.09)	$0.61
Basic loss per share from extraordinary item	$(0.10)	$(0.01)	$—	$—	$—
Basic net income (loss) per share	$0.56	$(0.95)	$(1.52)	$(0.09)	$0.61
Basic weighted average shares outstanding	29,449	22,479	22,295	22,006	19,337
Diluted income (loss) per share from continuing operations	$0.64	$(0.51)	$(0.70)	$(0.05)	$0.19
Diluted income (loss) per share before extraordinary item	$0.64	$(0.94)	$(1.52)	$(0.09)	$0.59
Diluted loss per share from extraordinary item	$(0.10)	$(0.01)	$—	$—	$—
Diluted net income (loss) per share	$0.54	$(0.95)	$(1.52)	$(0.09)	$0.59
Diluted weighted average shares outstanding	30,542	22,479	22,295	22,006	19,908

	As of December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance Sheet Data:
Working capital	$115,884	$43,914	$25,714	$62,042	$84,890
Net property, plant and equipment	$27,418	$16,067	$20,272	$21,778	$11,420
Total assets	$539,622	$169,786	$227,406	$257,753	$205,546
Total debt, including current portion	$24,701	$21,958	$75,350	$63,485	$32,439
Shareholders’ equity	$456,907	$111,133	$116,421	$155,868	$144,496

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. As a result of the acquisitions made by Kroll in 2000 and 2002 (see below), financial results from period-to-period may not be comparable.

Recent Developments

      In January 2002, Kroll restructured its debt with Securify Inc. (“Securify”), receiving in its place a $0.5 million short-term note, a $0.5 million long-term note, a $2.5 million convertible note, approximately 60,000 shares of Securify common stock and a non-exclusive license to use proprietary software developed by Securify. In May 2002, the parties restructured the January 2002 agreement, and Kroll received $0.5 million in payment, recorded as other income, of the short-term note and converted approximately $0.3 million of the convertible note into an equivalent value of preferred stock. The remaining $2.2 million balance of the convertible note as well as the $0.5 million long-term note were forgiven. Kroll retained its shares of Securify stock and the non-exclusive license (see Note 6(a) of the Notes to the Consolidated Financial Statements).

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (“Foothill”) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. During the term of the credit facility, Kroll paid Foothill a fee equal to 0.375% per annum of the unused portion of the credit facility. The credit facility agreement required Kroll to maintain a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization), and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll’s assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of

Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll’s subsidiaries (see Note 10 of the Notes to the Consolidated Financial Statements).

      On March 19, 2002, the Board of Directors approved the establishment of a Kroll Inc. Employee Stock Purchase Plan (“ESPP”), which allows participants to purchase shares of Kroll Inc. common stock at a 15% discount to the market. The purchase price is calculated as 85% of the market price of Kroll, Inc. stock on either the first or last day of the Plan’s six month offering period, whichever is lower. Employees contributed approximately $1.0 million to the first offering period, which began on July 1, 2002 and ended on December 31, 2002. The Board of Directors authorized that 1,000,000 shares of Kroll’s common stock be reserved for issuance pursuant to the ESPP.

      On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. (“Ontrack”). The agreement provided that a wholly owned subsidiary of Kroll would be merged into Ontrack, resulting in Ontrack becoming a wholly owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Each share of outstanding Ontrack common stock was converted into 0.6447 of one share of Kroll’s common stock. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack’s existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued upon the exercise of Ontrack options. As of December 31, 2002, an additional 0.7 million shares may be issued upon the future exercise of Ontrack options (see Note 4(a) of the Notes to the Consolidated Financial Statements).

      In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing and an additional $10,000 in both the third and fourth quarters of 2002. The agreements provide for Kroll to receive an additional $107,000 within one year of the closing date, plus $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with these Russian businesses (see Note 5(a) of the Notes to the Consolidated Financial Statements).

      On July 2, 2002, Kroll Inc., formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged into its wholly-owned Delaware subsidiary. In connection with the reincorporation in Delaware, Kroll Inc.’s authorized capital increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million Foothill revolving credit facility to accommodate a new $100 million credit facility with Goldman Sachs, which provided for a $25 million revolving credit facility and a $75 million term loan. To obtain the Goldman Sachs credit facility, Kroll amended certain provisions of its outstanding 6% convertible notes. Under the amendments, the security interest of all the noteholders was terminated and the collateral securing all of the convertible notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the convertible notes. Furthermore Palisade, the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% convertible notes that it owns to borrowings under the new credit facility. In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement paid Palisade $1.6 million in October 2002 (see Notes 10, 11(b) and 11(c) of the Notes to the Consolidated Financial Statements).

      On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC (“Zolfo Cooper”), and certain of its related entities. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper (see Note 4(b) of the Notes to the Consolidated Financial Statements). In addition, Kroll will issue to the former owners of Zolfo Cooper, as contingent consideration, 625,000 additional shares of common stock per year if Zolfo Cooper achieves operating profit levels of $30 million, $31 million, $32 million and $33 million in 2003, 2004, 2005 and 2006, respectively. Kroll also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper’s professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years.

      In October 2002, Kroll sold 6.3 million shares of its common stock in an underwritten public offering. The offering, which sold at a price of $18.75 per share, raised approximately $110.6 million of net proceeds for Kroll. The $75 million term loan obtained by Kroll on September 5, 2002 was fully repaid on October 18, 2002, using a portion of the proceeds from the public offering (see Notes 14(b) and 11(c) of the Notes to the Consolidated Financial Statements). The remaining proceeds were used for working capital to fund operations and other general company purposes.

      On March 6, 2003, Kroll executed agreements with Fleet providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the revolving credit facility are guaranteed by its domestic subsidiaries. The revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries (see Note 21(a) of the Notes to the Consolidated Financial Statements).

      Borrowings under the $25 million Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the revolving credit facility. The revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements, and contains restrictions on the incurrence of additional debt, the creation of any liens, certain acquisitions distributions to certain subsidiaries and payments of dividends. The revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type.

      On March 6, 2003, the $25 million Goldman Sachs revolving credit facility, undertaken as part of the $100 million credit facility on September 5, 2002, was retired (see Notes 10, 11(c) , 21(a) of the Notes to the Consolidated Financial Statements).

      On March 14, 2003 Kroll consummated an asset purchase agreement with Certico Verification Services, LLC. (“Certico”). Under the agreement, Kroll acquired most of Certico’s assets, and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its future results of operations will be included within the Background Screening Services Segment.

General

      Kroll is a leading global provider of a broad range of specialized products and services that are designed to provide solutions to a variety of risk mitigation needs. Through October 17, 2000, Kroll reported its net sales from continuing operations through three groups. The Investigations and Intelligence Group offered business investigations and intelligence services and risk mitigation consulting services. The Security Products and Services Group marketed ballistic and blast protected vehicles and security services. The Information Security Group offered information and computer security services. As a result of the October 2000 sale of Securify preferred stock, the Information Security Group ceased to be part of Kroll’s consolidated results. On April 20, 2001, Kroll entered into a definitive agreement to sell most of the active companies that comprise the Security Products and Services Group. On August 22, 2001 these operations were sold to an unrelated third party. Accordingly, these operations have been reclassified and reported as discontinued operations.

      Since the transactions described above, Kroll has changed the composition of its reportable segments. Kroll now operates in five business segments: (1) consulting services, (2) corporate advisory and restructuring services, (3) technology services, (4) background screening services and (5) security services.

      Acquisitions. Kroll has pursued a strategy of aggressive growth and completed a number of acquisitions in 2000 and 2002, which have been accounted for by the purchase method of accounting, whereby Kroll’s consolidated financial statements include the reported results of each entity from its effective date of acquisition forward. These acquisitions are listed in the following chart:

Company	Business	Segment	Date Acquired	Price

The Search Is On, Inc.	Background investigation services	Background Screening Services	May 16, 2000	$0.4 million in cash, plus note payable of $0.2 million
Decision Resources, Inc.(1)	Market research and intelligence services	Consulting Services	July 11, 2000	$0.3 million in cash, plus note payable of $0.4 million
Ontrack Data International, Inc.	Data recovery, electronic discovery and computer forensic services	Technology Services	June 13, 2002	Approximately 6.9 million shares of common stock
Crucible Inc.	Elite training and protective services	Security Services	July 3, 2002	$1.0 million in cash, plus note payable of $1.0 million
Zolfo Cooper, LLC	Corporate restructuring and operational turnaround services	Corporate Advisory and Restructuring Services	September 5, 2002	$100 million in cash and 2.9 million shares of common stock issued on January 15, 2003.

(1)	On September 10, 2001, this business was sold (see Note 6(b) of the Notes to the Consolidated Financial Statements).

Restructuring of Operations

      In the second quarter of 2001, Kroll began implementation of a restructuring plan (the 2001 Plan) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. The total pre-tax restructuring charge recorded pursuant to the 2001 Plan was approximately $2.7 million, of which approximately $2.6 million was recorded in the second quarter of 2001. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. Total payments or write-offs made pursuant to the 2001 Plan through December 31, 2002, were approximately $2.3 million. The principal elements of the restructuring plan were the closure of four offices, and the elimination of approximately 98 employees (see Note 7(d) of the Notes to the Consolidated Financial Statements).

Critical Accounting Policies

      Kroll’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Note 3 of the Notes to the Consolidated Financial Statements. Some of Kroll’s accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll’s significant accounting policies include the following;

      Revenue Recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, where revenue is recognized as applicable royalty reports are received. Software revenue is stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned, i.e. upon satisfaction of all conditions to their payment.

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

      Foreign Currency Translation and Transactions. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders’ equity.

      Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

      Accounting for Intangible and Long-lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Kroll no longer amortizes goodwill and other intangible assets. Instead Kroll conducts annual impairment tests of the goodwill recorded on its books in order to ascertain if an impairment has taken place. Impairment tests will be conducted sooner if circumstances indicate that an impairment has occurred. In accordance with SFAS No. 144, Kroll measures intangible and long-lived assets to be disposed of by sale, including discontinued operations, at the lower of carrying amount or fair value less cost to sell. Kroll measures long-lived assets to be held and used whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Results of Operations

      The following table sets forth, for the periods indicated, the items noted as a percentage of total net sales:

	For the Years Ended
	December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	51.1	60.2	60.2

Gross profit	48.9	39.8	39.8

Selling and marketing expenses	9.5	9.0	10.5
G&A expenses (including amortization)	26.5	30.4	31.2
Research and development expenses	2.0	—	—
Failed separation costs	—	0.3	2.0
Restructuring charges	—	1.3	—
Impairment of assets	—	0.4	—
Failed financing costs	—	0.5	—
Loss on sale of business unit	—	0.2	—
Failed merger related costs	—	—	1.2
Merger related costs	—	—	0.2

Operating income (loss)	10.9	(2.3)	(5.3)

Interest expense	(1.9)	(2.1)	(2.1)
Interest income	0.5	0.1	0.1
Other income (expense), net	0.1	—	0.8

Total other expense	(1.3)	(2.0)	(1.2)

Income (loss) from continuing operations before provision for income taxes	9.6	(4.3)	(6.5)
Provision for income taxes	2.9	1.2	1.2

Income (loss) from continuing operations	6.7	(5.5)	(7.7)

Income (loss) from discontinued Security Products and Services Group, net of tax	—	(3.6)	(4.9)
Loss from discontinued Voice and Data Communications Group, net of tax	—	(1.0)	(4.0)

Total discontinued operations income (loss)	—	(4.6)	(8.9)

Income (loss) before extraordinary item	6.7	(10.1)	(16.6)
Extraordinary item, net of tax	(1.1)	(0.2)	—

Net income (loss)	5.8%	(10.3)%	(16.6)%

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

      Net Sales. Net sales for the year ended December 31, 2002 increased $81.3 million, or 39.1%, from $207.9 million in the year ended December 31, 2001 to $289.2 million in 2002.

      Consulting Services. Net sales for the Consulting Services segment increased $0.2 million, or 0.2%, from $106.4 million in 2001 to $106.6 million in 2002. Strong demand for our financial and investigative services in Europe (12% revenue increase) and Latin America (8% revenue increase) were partially offset by decreased revenue in our Asian operations. A weak economic climate and reduced merger and acquisition activity have negatively impacted sales in Asia.

      Corporate Advisory and Restructuring Services. Net sales for the Corporate Advisory and Restructuring Services segment increased $40.9 million, or 134.1%, from $30.5 million in 2001 to $71.4 million in 2002. This increase is due to a 38% increase in Kroll’s European recovery and turnaround division, and the inclusion of net sales of Kroll Zolfo Cooper for four months in 2002. Zolfo Cooper was acquired on September 5, 2002 (see Note 4(b) of the Notes to the Consolidated Financial Statements).

      Technology Services. Net sales for the Technology Services segment increased $32.0 million, or 731.9%, from $4.4 million in 2001 to $36.4 million in 2002. This increase is primarily due to Kroll’s acquisition of Ontrack on June 13, 2002 (see Note 4(a) of the Notes to the Consolidated Financial Statements).

      Background Screening Services. Net sales for the Background Screening Services segment increased $6.8 million, or 16.0%, from $42.5 million in 2001 to $49.3 million in 2002. This was primarily the result of an increase of $6.7 million, or 38%, in demand for our domestic pre-employment background checking services.

      Security Services. Net sales for the Security Services segment increased $1.4 million, or 5.7%, from $24.1 million in 2001 to $25.5 million in 2002. Our domestic security services business recorded sales increases of approximately $6.1 million, or 34%, due to increased demand for security consulting and design services in light of recent national and international events. This was partially offset by reduced demand in Latin America, where poor economic conditions exist, and a reduction in revenues from the Crisis Management business, which Kroll exited in June 2002.

      Cost of Sales and Gross Margin. Cost of sales for the year ended December 31, 2002 increased $22.8 million, or 18.3%, from $125.1 million in the year ended December 31, 2001 to $147.9 million in 2002. Gross margin as a percentage of sales increased 9.1 percentage points from 39.8% in 2001 to 48.9% in 2002.

      Consulting Services. Gross margin for the Consulting Services segment increased 7.8 percentage points from 33.1% in 2001 to 40.9% in 2002. In a relatively flat sales environment, this was accomplished through close management of expenses which resulted in each region of Kroll’s consulting segment, even those which experienced sales declines, posting margin improvements.

      Corporate Advisory and Restructuring Services. Gross margin for the Corporate Advisory and Restructuring Services segment increased 4.3 percentage points from 52.6% in 2001 to 56.9% in 2002. This was attributable to increased revenues and margins from our European recovery and turnaround division, as well as the results of Kroll Zolfo Cooper’s revenues and margins for four months in 2002, which included $3.2 million of success fees. Zolfo Cooper was acquired on September 5, 2002 (see Note 4(b) of the Notes to the Consolidated Financial Statements).

      Technology Services. Gross margin for the Technology Services segment increased 9.2 percentage points from 60.0% in 2001 to 69.2% in 2002. The increase is primarily attributable to the acquisition of Ontrack on June 13, 2002 (see Note 4(a) of the Notes to the Consolidated Financial Statements).

      Background Screening Services. Gross margin for the Background Screening Services segment increased 1.3 percentage points from 45.4% in 2001 to 46.7% in 2002. This increase is primarily attributable to improved margins in our domestic background checking business and our substance abuse testing business.

      Security Services. Gross margin for the Security Services segment decreased 5.1 percentage points from 39.8% in 2001 to 34.7% in 2002, primarily as a result of difficult economic conditions in the second half of 2002, and the reduction in gross margin of the Crisis Management business which Kroll exited in June 2002.

      Operating Expenses. Operating expenses increased $22.3 million, or 25.5%, from $87.5 million in 2001 to $109.8 million in 2002. Operating expenses in 2001 included $5.7 million of non-recurring costs. Non-recurring costs in 2001 primarily consisted of expenses associated with the 2001 restructuring plan, $2.7 million; failed financing costs, $1.0 million; and impairment of assets, $0.8 million. Excluding the non-recurring costs, operating expenses increased $27.9 million, or 34.2%, from $81.8 million in 2001 to $109.7 million in 2002. The increase in operating expenses was primarily due to the inclusion of operating expenses of Ontrack and Zolfo Cooper, which were acquired in June and September of 2002, respectively. Kroll also incurred marketing and integration expenses relating to these acquisitions in 2002.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, beginning January 1, 2002, Kroll ceased amortizing goodwill. If SFAS No. 142 were applied to Kroll’s results for the year ended December 31, 2001, operating expenses for that period would have been reduced by $2.4 million, or $1.6 million after taxes (see Note 20 of the Notes to the Consolidated Financial Statements).

      As a percentage of net sales, general and administrative expenses, after adjustment for goodwill amortization, decreased from 28.8% in 2001 to 25.6% in 2002.

      Interest Expense. Interest expense, net of interest income, decreased $0.3 million, or 7.7%, from $4.2 million in 2001 to $3.9 million in 2002. This decrease reflects the higher cash balances maintained by Kroll due to its increase in cash flow from operations, and its equity offering in October 2002.

      Provision for Income Taxes. The provision for income taxes increased $5.9 million from $2.4 million in 2001 to $8.3 million in 2002. In 2001, Kroll reported tax expense despite a pretax loss from operations, largely as a result of income in certain foreign and domestic jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2001 from which Kroll was unable to derive tax benefits. The 2002 provision increased as a result of the increased profitability of Kroll’s operations.

      Discontinued Operations. Results from discontinued operations improved from a loss of $9.6 million in 2001 to income of $0.1 million in 2002. The Voice and Data Communications Group (“VDCG”) was sold in June 2001 and the Security Products and Services Group (“SPSG”) was sold to Armor on August 22, 2001 (see Notes 5(a) and 5(b) of the Notes to the Consolidated Financial Statements).

      Extraordinary Items. Kroll recorded a $3.1 million extraordinary loss, net of tax, in 2002, an increase of $2.8 million from the $0.3 million loss, net of tax, recorded in 2001. In 2002, Kroll wrote off financing fees associated with the early repayment of the $75 million term loan, a payment to Palisade in connection with certain amendments to the convertible notes, and financing fees related to the replacement of the $15 million Foothill revolving credit facility. In 2001, Kroll wrote off financing fees when it retired an amended bank loan and senior notes.

      Net Income. Net income improved $37.8 million from a loss of $21.4 million in 2001 to income of $16.4 million in 2002. The increase in net income was due primarily to a $58.5 million increase in gross profit as a result of increased sales and improved margins in 2002, a $5.6 million decrease in non-recurring expenses, and a $9.7 million decrease in the loss from discontinued operations. These were partially offset by a $27.9 million increase in recurring operating expenses, a $5.9 million tax provision increase, and a $2.8 million increase in extraordinary items.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

      Net Sales. Net sales for the year ended December 31, 2001 increased $2.3 million, or 1.1%, from $205.6 million in the year ended December 31, 2000 to $207.9 million in 2001.

      Consulting Services. Net sales for the Consulting Services segment increased $2.2 million, or 2.1%, from $104.2 million in 2000 to $106.4 million in 2001. Increases in Kroll’s Canadian and Latin American business of approximately 10% and 43%, respectively, were offset, in part, by a 26% decrease in Kroll’s Asian operations, where merger and acquisition activity declined sharply in 2001.

      Corporate Advisory and Restructuring Services. Net sales for the Corporate Advisory and Restructuring Services segment increased $11.2 million, or 58.0%, from $19.3 million in 2000 to $30.5 million in 2001. This increase is primarily attributable to strong demand for our corporate recovery and turnaround services in the United Kingdom.

      Technology Services. Net sales for the Technology Services segment increased $1.8 million, or 67.1%, from $2.6 million in 2000 to $4.4 million in 2001. This was due to increased demand for our domestic data collection and data discovery services as we built and promoted this new practice.

      Background Screening Services. Net sales for the Background Screening Services segment decreased $4.1 million, or 8.8%, from $46.6 million in 2000 to $42.5 million in 2001. This decrease is attributable to the decline in Kroll’s surveillance business, primarily due to increased competition.

      Security Services. Net sales for the Security Services segment decreased $4.7 million, or 16.3%, from 28.8 million in 2000 to $24.1 million in 2001. This decrease was primarily the result of decreased demand for security services in Latin America, where poor economic conditions existed. In addition, Kroll’s Latin American revenues decreased due to Kroll’s transition out of guard services, which have low margins, and to develop a security consulting practice which returns higher margins. This decrease was offset, in part, by a 30% increase in our domestic security consulting and design services due to the national and international climate following the events of September 11th.

      Information Security Group. Net sales for the Information Security Group decreased $4.0 million, or 100.0%, from $4.0 million in 2000 to zero in 2001. In October 2000, Kroll’s then wholly owned subsidiary, Securify, sold preferred stock to unrelated third parties, which decreased Kroll’s ownership to approximately 27%. Additional financing obtained by Securify since this sale has reduced Kroll’s voting interest to approximately 1%. Securify’s operations subsequent to the sale have been excluded from Kroll’s results of operations (see Note 6(a) of the Notes to the Consolidated Financial Statements).

      Cost of Sales and Gross Profit. Cost of sales increased $1.3 million, or 1.0%, from $123.8 million in 2000 to $125.1 million in 2001. Gross margin as a percentage of sales was 39.8% for both 2000 and 2001.

      Consulting Services. Gross margin for the Consulting Services segment decreased 3.0 percentage points from 36.1% in 2000 to 33.1% in 2001. The decrease in gross margin was due to increased write-offs associated with bad debts and fixed costs associated with increased employee compensation and benefits, as well as a change in product mix and a higher percentage of reimbursable expenses in revenue with no associated profit margin.

      Corporate Advisory and Restructuring Services. Gross margin for the Corporate Advisory and Restructuring Services segment increased 2.1 percentage points from 50.5% in 2000 to 52.6% in 2001. This was primarily the result of increased revenues and staffing at our corporate recovery and turnaround business in the United Kingdom.

      Technology Services. Gross margin for the Technology Services segment was unchanged at 60% for the years ended December 31, 2000 and December 31, 2001. The revenue increases in this segment were accompanied with a corresponding increase in professional staff as Kroll built and promoted this new practice.

      Background Screening Services. Gross margin for the Background Screening Services segment decreased 2.5 percentage points from 47.9% in 2000 to 45.4% in 2001. The decrease in gross margin is attributable to the decline in net sales, which caused fixed costs to increase as a percentage of net sales, impacting gross margin unfavorably.

      Security Services. Gross margin for the Security Services segment increased 1.7 percentage points from 38.1% in 2000 to 39.8% in 2001. The increase in gross margin is attributable to the improvement in the domestic Security services business, where we traditionally have higher margins. This was offset, in part, by lower margins in our Latin American operations.

      Information Security Group. Gross margin for the Information Security Group improved from (10.0)% in 2000 to zero in 2001. In October 2000, Kroll’s then wholly owned subsidiary, Securify, sold preferred stock to unrelated third parties, which decreased Kroll’s ownership to approximately 27%. Additional financing obtained by Securify since this sale has reduced Kroll’s voting interest to approximately 1%. Securify’s operations subsequent to the sale have been excluded from Kroll’s results of operations (see Note 6(a) of the Notes to the Consolidated Financial Statements).

      Operating Expenses. Operating expenses decreased $5.2 million, or 5.6%, from $92.7 million in 2000 to $87.5 million in 2001. Included in this decrease are non-recurring expenses, which decreased $1.3 million, from $7.0 million in 2000 to $5.7 million in 2001. Non-recurring charges in 2000 primarily consisted of costs associated with the failed recapitalization merger with Blackstone and the failed separation of Kroll into two publicly traded companies. In 2001, non-recurring expenses primarily consisted of expenses associated with the 2001 restructuring plan, failed financing costs and impairment of assets.

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

      Interest Expense. Interest expense net of interest income increased $0.2 million, or 4.9%, to $4.3 million in 2001 from $4.1 million in 2000. This increase was the result of the 0.5% increase in the monthly interest factor charged to the outstanding debt under the renegotiated credit agreement, effective April 20, 2001, which was somewhat offset by lower average borrowings in the latter half of 2001.

      Provision for Income Taxes. The provision for income taxes was $2.4 million in both 2000 and 2001. Despite recording a pre-tax loss in each year, Kroll recorded a provision for income taxes for certain foreign subsidiaries which generated income in the period. In addition, certain foreign subsidiaries realized losses from which Kroll was not able to benefit for tax purposes due to the uncertainty relating to the future realizability of the net operating loss carry forward.

      Discontinued Operations. The loss from the discontinued Security Products and Services Group decreased $2.5 million from a loss of $10.0 million in 2000 to a loss of $7.5 million in 2001. SPSG was sold to Armor on August 22, 2001 (see Note 5(a) of the Notes to the Consolidated Financial Statements).

      The loss from the discontinued Voice and Data Communications Group decreased $6.1 million from $8.2 million in 2000 to $2.1 million in 2001. This decrease was due to provisions made in 2000, anticipating the sale of VDCG, which was subsequently sold in June 2001 (see Note 5(b) of the Notes to the Consolidated Financial Statements).

      Net Loss. Net loss decreased $12.5 million from a loss of $33.9 million in 2000 to a loss of $21.4 million in 2001. The decrease in net loss was due primarily to an increase in gross profit of $1.0 million, a decrease in operating expenses of $5.2 million, the decrease in losses associated with the discontinued Voice and Data Communications Group of $6.1 million and the decrease in losses associated with the discontinued Security Products and Services Group of $2.5 million. Other expense and extraordinary item expense increased $2.3 million, partially offsetting these net loss improvements.

Liquidity and Capital Resources

      General. Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations.

      Kroll currently believes that the net proceeds from its equity offering in October 2002, combined with the available borrowings under the credit facility, the cash acquired in the acquisition of Ontrack and Zolfo Cooper and Kroll’s anticipated cash from future operations, will be sufficient to fund operations for at least the next 12 months.

      Credit Facilities and Senior Notes. In November 2001, Kroll obtained financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. The notes mature on November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning on November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments (see Note 11(b) of the Notes to the Consolidated Financial Statements).

      In connection with the issuance of the 6% convertible notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the additional non-cash interest expense resulting from this discount amortization will average approximately $2.3 million or 7.7% per year on the $30.0 million aggregate principal amount. Upon conversion or redemption of the notes, Kroll will record a non-cash interest expense equal to the unamortized notes discount at the time of conversion. A significant portion of the proceeds from these notes was used to retire a bank loan and senior notes. Excess proceeds of approximately $8.4 million were used for working capital to fund operations.

      The 6% convertible notes were originally secured by assets of Kroll and its material domestic subsidiaries and the pledge of the stock of certain of Kroll’s subsidiaries and were subordinate to the security interest and rights of the then existing credit facility lender. The 6% convertible notes also contained certain customary covenants, including covenants that prohibited Kroll from disposing of any material subsidiary, incurring or permitting to exist any senior or pari-passu debt other than the $15.0 million credit facility with Foothill Capital Corporation described below, or any liability for borrowed money, guaranteeing the obligations for borrowed money of any third party, creating or permitting to exist any material liens on assets of material subsidiaries, or entering into transaction prior to November 14, 2003 that involves a “change in control” of Kroll (as defined in the notes). The 6% convertible notes are payable upon any change in control of Kroll at the option of the holders and the holders had the right to designate an observer to the board of directors.

      Kroll amended certain provisions of its outstanding 6% convertible notes. Under the amendments, the security interest of all the noteholders was terminated and the collateral securing all of the convertible notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the convertible notes. Furthermore Palisade, the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% convertible notes that it owns to borrowings under the Goldman Sachs credit facility. In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement paid Palisade $1.6 million in October 2002.

      Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England’s base rate plus 1.5%. At December 31, 2002, the interest rate was 5.5%. In March 2002, maximum borrowings permitted under the demand note were increased from 2.5 million pounds sterling to 4.4 million pounds sterling, or $7.1 million as translated at December 31, 2002. Borrowings outstanding under this demand note were approximately $3.8 million and $2.6 million, as translated at December 31, 2002 and 2001, respectively.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years (see Note 10 of the Notes to the Consolidated Financial Statements). On September 5, 2002, Kroll terminated this credit facility.

      In May 2002, Kroll and Armor resolved post-closing adjustments to the SPSG closing date balance sheet, which resulted in the payment to Kroll of $1.1 million of the $1.5 million held in escrow.

      In connection with the Zolfo Cooper acquisition (see Note 4(b) of the Notes to the Consolidated Financial Statements), Kroll entered into a new $100 million credit facility that provided for a $25 million revolving line of credit and $75 million in term loan financing through a syndicate arranged by Goldman Sachs (see Notes 10 and 11(c) of the Notes to the Consolidated Financial Statements).

      Both the revolving credit facility and the term loan bore interest at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin.

      The revolving credit facility required Kroll to comply with certain customary restrictive covenants, including, maintaining certain ratios such as EBITDA to fixed charges and EBITDA to debt and limiting capital expenditures, additional indebtedness and dividends. At December 31, 2002 Kroll was in compliance with all covenants and provisions of this facility.

      The revolving credit facility required Kroll to pay a fee equal to 0.375% per annum of the unused portion of the facility. The revolving credit facility was secured by a lien on substantially all of Kroll’s assets and those of most of Kroll’s domestic subsidiaries.

      In October 2002, Kroll sold 6.3 million shares of its common stock in an underwritten public offering. The offering, which sold at a price of $18.75 per share, raised for Kroll approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses (see Note 14(b) of the Notes to the Consolidated Financial Statements). Kroll repaid the $75.0 million term loan on October 18, 2002, using a portion of the proceeds from the public offering. The remaining proceeds were used for working capital to fund operations and other general company purposes.

      On March 6, 2003, Kroll executed agreements with Fleet providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the revolving credit facility are guaranteed by its domestic subsidiaries. The revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries (see Note 21 of the Notes to the Consolidated Financial Statements).

      Cash Flows from Operating Activities. Continuing operations provided $33.1 million in net cash in 2002 compared to net cash provided of $3.4 million in 2001 and $11.5 million net cash used in 2000. The year to year increase is due to the improvement in Kroll’s income from continuing operations. In 2002, net income adjusted for depreciation, amortization and other non-cash items was $39.7 million. The funds provided were partially offset by a $13.1 million increase in working capital and a reduction of $6.5 million in long term net assets, most of which related to deferred taxes. In 2001, net income from continuing operations was $10.2 million, after adjusting for $21.9 million of non-cash items and a $9.7 million loss from discontinued operations. The funds provided were partially offset by a $7.6 million increase in working capital and a reduction of $1.1 million in long term net assets. In 2000, net income from continuing operations was $0.4 million, after adjusting for $16.0 million of non-cash items and a $18.3 million loss from discontinued operations. Funds in 2000 were used to increase working capital by $9.9 million, and long term net assets by $2.0 million.

      Cash Flows from Investing Activities. In 2002, Kroll used $85.5 million in investing activities compared to $8.8 million used in 2001 and $12.5 million used in 2000. In 2002, Kroll made two significant acquisitions that accounted for substantially all of its reported $72.9 million of acquisitions net of cash received. In 2002, Kroll purchased Zolfo Cooper, including $3.3 million in cash, for approximately $103.3 million in cash, including related transaction fees. This transaction resulted in $100.0 million of net cash used (see Note 4(b) of the Notes to the Consolidated Financial Statements). Additionally, in 2002, Kroll acquired Ontrack through an exchange of common shares and transaction fees of approximately $3.7 million. Kroll obtained $32.0 million in cash, resulting in $28.3 million in net cash provided (see Note 4(a) of the Notes to the Consolidated Financial Statements) and after the acquisition realized approximately $5.6 million from the sale of Ontrack marketable securities. In addition, in 2002, Kroll made expenditures totaling $15.7 million, consisting of fixed asset additions, $6.1 million; database additions, $4.7 million; and additions to other intangible assets, $4.9 million. Cash used in investing activities in 2001 were primarily additions to fixed assets, $3.4 million and database additions, $4.4 million. In addition, Kroll used $0.8 million in additions to other intangible assets. In 2000, Kroll used $7.6 million to purchase fixed assets and $4.4 million to acquire additional databases. An additional $0.5 million was used for acquisitions, net of cash acquired.

      Cash Flows from Financing Activities. Net cash provided by financing activities in 2002 was $118.8 million. Kroll borrowed $75.0 million to acquire Zolfo Cooper in September 2002 (see Note 4(b) of the Notes to the Consolidated Financial Statements). In October 2002, Kroll realized net cash of approximately $110.8 million from the sale of common stock to the public, $75.0 million of which was used to repay the aforementioned September loan (see Note 14(b) of the Notes to the Consolidated Financial Statements). Also in 2002, Kroll received $9.5 million of proceeds from the Employee Stock Purchase Plan and from the exercise of stock options. In 2001, net cash used in financing activities was $41.7 million. During the 2001, $35.3 million of senior debt and $36.7 million of borrowings under the credit facility in place at the beginning of the year were retired, using the proceeds from the sale of the Security Products and Services Group and the proceeds from the $30.0 million of Senior Secured Subordinated Convertible Notes issued in November 2001. In 2000, net cash provided by financing activities was $11.5 million. Net borrowings under revolving lines of credit were $13.4 million and net payments of long term debt were $1.6 million.

      Kroll’s contractual obligations were comprised of the following as of December 31, 2002:

Payments due by Period

Contractual Obligation	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years

	(Dollars in thousands)
Long-term debt	$30,090	$73	$17	$30,000	$—
Operating leases	60,646	13,508	22,630	17,399	7,109
Other long-term obligations	1,000	250	500	250	—

Total	$91,736	$13,831	$23,147	$47,649	$7,109

      Kroll also had standby letters of credit outstanding at December 31, 2002 in the aggregate amount of approximately $2.2 million.

      Cash Flows from Discontinued Operations. Net cash used by discontinued operations was $0.4 million in 2002. Legal and other professional fees of $0.6 million offset the $0.2 million proceeds from the sale of the discontinued Russian operations. Cash of $52.5 million provided in 2001 primarily reflects the net effect of the sale of the Security Products and Services Group to Armor for $55.7 million, offset by its net loss from operations prior to the sale. Cash of $9.1 million provided in 2000 reflects a significant increase in net cash provided by working capital items by the Security Products and Services Group offset by its net loss and capital expenditures.

      Foreign Operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries; maintaining reserves for credit losses and maintaining insurance on equipment to protect against losses related to political risks and terrorism. For most of 2001, Kroll utilized derivative financial instruments, in the form of forward contracts, to hedge some of its exposure to foreign currency rate fluctuations. In November 2001, Kroll sold its four remaining foreign currency hedge contracts with notional amounts aggregating $3.2 million, resulting in a net gain of approximately $65,000. Kroll has not since utilized hedging or derivative financial instruments and does not hold or issue derivative financial instruments for trading purposes.

      Quarterly Fluctuations. Kroll generally does not have long-term contracts with its clients and its ability to generate net sales is dependent upon obtaining many new projects each year, most of which are of a relatively short duration. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year.

      New Accounting Pronouncements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement became effective on January 1, 2002, and accordingly, Kroll ceased amortizing goodwill and indefinite-lived intangible assets. In addition,

Kroll has conducted impairment tests of the goodwill recorded on its books, as required by SFAS No. 142. The tests determined that Kroll’s recorded goodwill is not impaired. Impairment tests will be conducted annually, or sooner if circumstances indicate an impairment may have taken place (see Note 3(o) of the Notes to the Consolidated Financial Statements).

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and does not expect its adoption to have a material effect on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002, and there was no material impact on its consolidated results of operations or financial position as a result of the implementation of this statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principal Board (“APB”) No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Kroll for the year ending December 31, 2003. For the 2003 financial statements, Kroll will reclassify as operating expenses prior period extraordinary items that do not meet the criteria of APB No. 30.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management has adopted the additional disclosure requirements of SFAS No. 123 effective December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provision of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. Management has adopted the additional disclosure provisions of FIN No. 45 effective

December 31, 2002. Kroll is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll does not expect the adoption of Interpretation No. 46 to have a material effect on its consolidated results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Kroll Inc.
New York, New York:

      We have audited the accompanying consolidated balance sheets of Kroll Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2000, before the inclusion of the disclosures discussed in Note 20 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph for a change in accounting related to accounting for costs of start up activities, in their report dated August 22, 2001.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 of the notes to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) effective on January 1, 2002.

      As discussed above, the financial statements of the Company for the year ended December 31, 2000, were audited by other auditors who have ceased operations. As described in Note 20, these financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 20 with respect to 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 20 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York
February 13, 2003 (March 14, 2003 as to Notes 2 and 21)

      The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on August 22, 2001 The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(e) of regulation S-X. Kroll has not been able to obtain a reissued report from Andersen.

      Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kroll Inc.:

      We have audited the accompanying consolidated balance sheet of Kroll Inc. (Note 1) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Cincinnati, Ohio

August 22, 2001

KROLL INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,317,169	$11,484,734
Trade accounts receivable, net of allowance for doubtful accounts of $6,992,118 and $6,798,097 in 2002 and 2001, respectively (Notes 3(d) and 7(a))	49,346,958	37,779,643
Unbilled revenues (Note 3(b))	29,998,767	25,600,220
Related party receivables (Note 9)	720,193	2,416,859
Deferred tax asset (Note 8)	5,304,314	—
Prepaid expenses and other current assets	8,314,292	4,524,646

Total current assets	171,001,693	81,806,102

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3(e)):
Land	194,103	194,103
Buildings and improvements	2,092,297	2,000,352
Leasehold improvements	12,555,198	7,440,228
Furniture and fixtures	7,496,361	5,134,958
Machinery and equipment	39,590,266	27,905,315
Construction-in-progress	—	500,026

	61,928,225	43,174,982
Less — accumulated depreciation and amortization	(34,510,480)	(27,107,762)

	27,417,745	16,067,220

DATABASES, net of accumulated amortization of $38,199,651 and $33,672,282 in 2002 and 2001, respectively (Note 3(f))	10,714,664	10,529,565
COSTS IN EXCESS OF ASSETS ACQUIRED, net of accumulated amortization of $8,000,971 and $8,032,494 in 2002 and 2001, respectively (Notes 3(h), 4(a) and 4(b))	299,582,299	50,436,835
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,809,327 and $3,403,257 in 2002 and 2001, respectively (Notes 3(i), 4(a) and 4(b))	25,685,407	6,719,650
OTHER ASSETS (NOTE 7(b)):	5,220,523	4,226,451

Total Assets	$539,622,331	$169,785,823

The accompanying notes to consolidated financial statements

are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

As of December 31, 2002 and 2001

	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving lines of credit (Note 10)	$4,208,786	$2,561,351
Current portion of long-term debt (Note 11)	72,703	318,089
Trade accounts payable	10,870,473	10,359,915
Related party payables (Note 9)	2,252,708	—
Accrued payroll and related benefits	9,903,724	7,621,925
Other accrued liabilities (Note 7(c))	10,873,626	8,768,888
Income taxes payable (Note 8)	2,448,010	1,434,022
Deferred income taxes (Note 8)	—	1,935,964
Deferred revenue	14,488,264	4,389,449
Net current liabilities of discontinued operation	—	502,532

Total current liabilities	55,118,294	37,892,135

DEFERRED INCOME TAXES (Note 8)	5,357,962	345,638
CONVERTIBLE NOTES, net of unamortized discount of $9,598,522 and $11,199,674 in 2002 and 2001, respectively (Note 11(b))	20,401,478	18,800,326
LONG-TERM DEBT, net of current portion (Note 11)	17,591	277,956
OTHER LONG-TERM LIABILITIES	1,820,233	1,336,576

Total liabilities	82,715,558	58,652,631

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY (Note 14):
Preferred stock, $.01 par value, 5,000,000 and 1,000,000 shares authorized in 2002 and 2001, respectively, none issued	—	—
Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized, 36,994,758 and 22,793,871 shares issued and outstanding in 2002 and 2001, respectively (Note 2)	369,948	227,939
Common shares to be issued for acquisition (Note 4(b))	55,279,800	—
Additional paid-in-capital	456,842,788	183,420,930
Accumulated deficit	(51,589,590)	(67,970,733)
Accumulated other comprehensive loss	(3,951,698)	(4,544,944)
Deferred compensation	(44,475)	—

Total shareholders’ equity	456,906,773	111,133,192

Total liabilities and shareholders’ equity	$539,622,331	$169,785,823

The accompanying notes to consolidated financial statements

are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

NET SALES	$289,168,278	$207,876,510	$205,610,223
COST OF SALES	147,882,916	125,051,800	123,791,196

Gross profit	141,285,362	82,824,710	81,819,027
OPERATING EXPENSES:
Selling and marketing	27,424,229	18,724,091	21,490,151
General and administrative	73,933,967	62,194,028	63,361,714
Research and development (Note 3(m))	5,845,216	—	—
Amortization of other intangible assets (Note 3(i))	2,541,736	883,475	830,429
Failed separation costs (Note 2)	—	607,246	4,194,188
Restructuring expenses (Note 7(d))	—	2,726,239	—
Impairment of assets (Note 3(g))	—	806,763	—
Failed financing costs (Note 10)	—	1,042,698	—
Loss on sale of business unit (Note 6(b))	101,543	527,964	—
Failed merger related costs (Note 2)	—	—	2,490,923
Merger related costs (Note 4)	—	—	357,279

Operating expenses	109,846,691	87,512,504	92,724,684

Operating income (loss)	31,438,671	(4,687,794)	(10,905,657)
OTHER INCOME (EXPENSE):
Interest expense	(4,436,252)	(4,374,808)	(4,321,628)
Interest income	515,634	127,426	250,286
Gain from issuance of subsidiary stock (Note 6(a))	—	—	1,616,658
Other	221,332	(53,240)	40,958

Income (loss) from continuing operations before provision for income taxes	27,739,385	(8,988,416)	(13,319,383)
Provision for income taxes (Note 8)	8,321,815	2,402,265	2,376,895

Income (loss) from continuing operations	19,417,570	(11,390,681)	(15,696,278)
Discontinued operations (Note 5):
Income (loss) from discontinued security products and services group, net of taxes	80,943	(7,540,658)	(10,010,770)
Loss from discontinued voice and data communications group, net of taxes	—	(2,111,459)	(8,237,265)

Income (loss) before extraordinary item	19,498,513	(21,042,798)	(33,944,313)
Extraordinary item, net of tax benefit of $1,336,016 (Notes 10 and 11) and $193,527 for 2002 and 2001, respectively	(3,117,372)	(344,048)	—

Net income (loss)	$16,381,141	$(21,386,846)	$(33,944,313)

BASIC INCOME (LOSS) PER SHARE (Note 3(n)):
Income (loss) from continuing operations	$0.66	$(0.51)	$(0.70)

Income (loss) from discontinued operations	$0.00	$(0.43)	$(0.82)

Income (loss) before extraordinary item	$0.66	$(0.94)	$(1.52)

Extraordinary item	$(0.10)	$(0.01)	$—

Net income (loss) per share	$0.56	$(0.95)	$(1.52)

Weighted average shares outstanding	29,448,531	22,478,587	22,295,391

DILUTED INCOME (LOSS) PER SHARE (Note 3(n)):
Income (loss) from continuing operations	$0.64	$(0.51)	$(0.70)

Income (loss) from discontinued operations	$0.00	$(0.43)	$(0.82)

Income (loss) before extraordinary item	$0.64	$(0.94)	$(1.52)

Extraordinary item	$(0.10)	$(0.01)	$—

Net income (loss) per share	$0.54	$(0.95)	$(1.52)

Weighted average shares outstanding	30,542,142	22,478,587	22,295,391

The accompanying notes to consolidated financial statements

are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2000, 2001 and 2002

			Common				Accumulated
			Shares to be				Other
		Common	Issued for	Additional	Accumulated	Comprehensive	Comprehensive	Deferred
	Shares	Stock	Acquisition	Paid-in-Capital	Deficit	Income (Loss)	Income (Loss)	Compensation	Total

BALANCE, January 1, 2000	22,255,510	$222,555	$—	$170,101,929	$(12,639,574)		$(186,978)	$(1,629,893)	$155,868,039
Net issuances of stock under employee benefit plans, including related tax benefit (Note 14(a))	115,197	1,152	—	15,381	—		—	—	16,533
Issuance of restricted stock (Note 14(a))	43,990	440	—	43,128	—		—	—	43,568
Deferred compensation related to restricted stock and stock options (Note 14(a))	—	—	—	(693,183)	—		—	1,292,850	599,667
Comprehensive income (loss):
Net loss	—	—	—	—	(33,944,313)	$(33,944,313)	—	—	(33,944,313)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including $335,000 of tax provision	—	—	—	—	—	(6,162,021)	(6,162,021)	—	(6,162,021)
Comprehensive loss	—	—	—	—	—	$(40,106,334)	—	—	—

BALANCE, December 31, 2000	22,414,697	224,147	—	169,467,255	(46,583,887)		(6,348,999)	(337,043)	116,421,473
Net issuances of stock under employee benefit plans, including related tax benefit (Note 14(a))	379,174	3,792	—	2,565,295	—		—	—	2,569,087
Deferred compensation related to restricted stock and stock options (Note 14(a))	—	—	—	—	—		—	337,043	337,043
Discount to market of senior subordinated convertible notes (Note 11(b))	—	—	—	11,388,380	—		—	—	11,388,380
Comprehensive income (loss):
Net loss	—	—	—	—	(21,386,846)	$(21,386,846)	—	—	(21,386,846)

Other comprehensive income (loss), net of tax:
Reversal of foreign currency translation from the sale of SPSG, net of tax of $2,538,000.	—	—	—	—	—	4,140,151	—	—	—
Foreign currency translation adjustment, including $1,173,076 of tax provision	—	—	—	—	—	(2,336,096)	—	—	—

Other comprehensive income	—	—	—	—	—	1,804,055	1,804,055	—	1,804,055

Comprehensive loss	—	—	—	—	—	$(19,582,791)	—	—	—

BALANCE, December 31, 2001	22,793,871	$227,939	$—	$183,420,930	$(67,970,733)		$(4,544,944)	$—	$111,133,192

KROLL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) — (Continued)

For the Years Ended December 31, 2000, 2001 and 2002

			Common				Accumulated
			Shares to be				Other
		Common	Issued for	Additional	Accumulated	Comprehensive	Comprehensive	Deferred
	Shares	Stock	Acquisition	Paid-in-Capital	Deficit	Income (Loss)	Income (Loss)	Compensation	Total

BALANCE, January 1, 2002	22,793,871	$227,939	$—	$183,420,930	$(67,970,733)		$(4,544,944)	$—	$111,133,192
Net issuances of stock under employee benefit plans, including related tax benefit (Note 14(a))	1,025,477	10,255	—	8,534,558	—		—	(44,475)	8,500,338
Issuance of shares for purchase of Ontrack (Note 4(a))	6,850,410	68,504	—	149,949,949	—		—	—	150,018,453
Issuance of common stock, public offering, including over allotment shares (Note 14(b)	6,325,000	63,250	—	110,504,698	—		—	—	110,567,948
Shares to be issued January 2003 related to Zolfo Cooper acquisition (Note 4(b))	—	—	55,279,800	—	—		—	—	55,279,800
Stock-based compensation tax benefit	—	—	—	4,432,679	—		—	—	4,432,679
Other	—	—	—	(26)	2		—	—	(24)
Comprehensive income (loss):
Net income	—	—	—	—	16,381,141	$16,381,141	—	—	16,381,141
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including $254,248 of tax provision	—	—	—	—	—	593,246	593,246	—	593,246

Comprehensive income	—	—	—	—	—	$16,974,387	—	—	—

BALANCE, December 31, 2002	36,994,758	$369,948	$55,279,800	$456,842,788	$(51,589,590)		$(3,951,698)	$(44,475)	$456,906,773

The accompanying notes to consolidated financial statements

are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,381,141	$(21,386,846)	$(33,944,313)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations —
(Income) loss from discontinued operations	(80,943)	9,652,117	18,248,035
Depreciation and amortization	14,336,994	13,692,896	12,234,874
Bad debt expense	3,919,938	5,939,841	4,548,967
Loss on sale of business unit (Note 6)	101,543	544,461	—
Gain from issuance of subsidiary stock	—	—	(1,616,658)
Non-cash gain from investments	—	(143,596)	—
Loss on extraordinary item (Notes 10 and 11)	3,117,372	344,048	—
Non-cash interest expense	1,933,795	400,945	395,076
Loss on impaired assets	—	806,763	—
Non-cash compensation expense	—	337,043	508,531
Change in assets and liabilities, net of effects of acquisitions and dispositions —
Receivables—trade and unbilled	(3,259,646)	(8,268,195)	(16,145,329)
Prepaid expenses and other current assets	(2,118,544)	1,525,343	(1,095,394)
Trade accounts payable	17,540	(1,920,770)	10,758,696
Income taxes payable	6,829,374	14,537	1,015
Amounts due to/from related parties	(6,237,119)	(2,037,678)	(63,918)
Deferred income taxes	(3,452,627)	(567,136)	1,432,709
Deferred revenue	5,027,368	352,262	1,243,901
Accrued liabilities	(3,159,579)	3,096,250	(7,531,008)
Other long-term liabilities	(293,035)	1,065,281	(520,922)

Net cash provided by (used in) operating activities	33,063,572	3,447,566	(11,545,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,104,234)	(3,419,900)	(7,627,321)
Additions to databases	(4,721,207)	(4,392,719)	(4,397,602)
Additions to other intangible assets	(4,852,758)	(833,962)	—
Loss on the retirement of assets	(2,193,714)	(32,017)	—
Acquisitions, net of cash acquired (Note 4)	(72,898,619)	—	(470,000)
Sales of marketable securities, net	5,594,219	—	—
Purchase of investments	(354,631)	(84,397)	—

Net cash used in investing activities of continuing operations	(85,530,944)	(8,762,995)	(12,494,923)

KROLL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving lines of credit	748,836	(36,649,502)	13,396,419
Borrowings from long-term debt	75,000,000	30,000,000	—
Payments of long-term debt	(75,797,073)	(35,325,754)	(1,590,243)
Proceeds from exercise of stock options and warrants	8,500,338	2,569,087	60,101
Proceeds from issuance of common stock	110,762,640	—	—
Proceeds from Employee Stock Purchase Plan contributions	996,141	—	—
Other	(1,402,622)	(2,253,206)	(316,366)

Net cash provided by (used in) financing activities of continuing operations	118,808,260	(41,659,375)	11,549,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,340,888	(46,974,804)	(12,490,750)
Effects of foreign currency exchange rates on cash and cash equivalents	(86,864)	(325,685)	(163,709)
Net cash provided by (used in) discontinued operations	(421,589)	52,507,766	9,139,385
CASH AND CASH EQUIVALENTS, beginning of year	11,484,734	6,277,457	9,792,531

CASH AND CASH EQUIVALENTS, end of year	$77,317,169	$11,484,734	$6,277,457

The accompanying notes to consolidated financial statements

are an integral part of these consolidated financial statements.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(1) Nature of Operations and Basis of Presentation

      Kroll Inc., together with its subsidiaries (collectively “Kroll”), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll’s five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are: (1) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (2) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides pre-employment and security background screening, substance abuse testing and surveillance services; and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training. The former Security Products and Services Group (“SPSG”) marketed ballistic and blast protected vehicles and security services (see Note 5 for a discussion of the discontinuance of SPSG and the Voice and Data Communications Group (“VDCG”)). The former Information Security Group offered information and computer security services, including network and system security review and repair (see Note 6(a) for a discussion of the preferred stock sale completed during fiscal 2000 by the Information Security Group subsidiary).

      The consolidated financial statements include the historical consolidated financial statements of Kroll, and the businesses it has acquired since their respective dates of acquisition, under the purchase method of accounting (see Note 4).

(2) Corporate Initiatives

      Kroll has considered a variety of corporate initiatives within the periods presented in the accompanying consolidated financial statements. Mergers and acquisitions are discussed in Note 4.

      On November 15, 1999, Kroll announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L. P. (“Blackstone”) pursuant to which Blackstone would acquire shares held by all Kroll shareholders, other than certain members of management, for $18.00 per share in cash. On April 12, 2000, Kroll announced that Blackstone had withdrawn its offer to acquire Kroll shares. Costs associated with the failed merger were $2.5 million for the year ended December 31, 2000, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

      On April 18, 2000, Kroll announced it would explore structuring a transaction that would result in the separation of its two principal operating segments, SPSG and the Investigations and Intelligence Group, and it would seek an equity investment for its Information Security Group. In September 2000, the Board of Directors (“Board”) approved an agreement and plan of reorganization and dissolution of Kroll that would have resulted in the spinoff of net assets into two new public companies. Had the spinoff been completed, Kroll shareholders, other than members of management of the separated companies, would have owned shares in both companies. On April 20, 2001, the Board decided not to pursue this separation alternative. Costs associated with this proposed separation were approximately $0.6 million and $4.2 million for the years ended December 31, 2001 and 2000, respectively, and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges.

      On April 20, 2001, in lieu of the proposed separation, the Board approved a definitive agreement to sell most of the active companies that comprise SPSG to Armor Holdings, Inc. (“Armor”). On August 22, 2001,

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in Armor common stock and $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001 (see Note 5(a)).

      On May 6, 2002, agreement was reached on SPSG’s closing date balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with this escrow payment, Kroll forgave certain obligations, due to Kroll by Armor, of approximately $1.6 million, primarily relating to SPSG’s Central American operations. On May 15, 2002, Kroll received $0.6 million from Armor, representing the residual balance due from the sale of the $15.0 million in common stock (see Note 5(a)).

      In March, April and October, 2001, Kroll entered into amended and restated agreements for its revolving credit facility, letters of credit facility and its senior notes, which extended the date of repayment of all outstanding debt to November 16, 2001. On November 14, 2001, these debt instruments were retired using the proceeds from the issuance of the convertible notes discussed below (see Notes 10 and 11(a)).

      In November 2001, Kroll obtained new financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006. On November 14, 2001, Kroll issued $25.0 million of notes and issued an additional $5.0 million of notes on November 20, 2001. The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest in whole or in part beginning November 14, 2004 provided the note holders have been notified in writing 20 days in advance. The note holders may at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on $30.0 million principal (see Note 11(b)).

      On September 5, 2002, the convertible notes agreement was amended to accommodate a new $100 million credit facility (see Notes 10, 11(b) and 11(c)). The amendment terminated the noteholders’ security interest in the assets of Kroll and its subsidiaries.

      On March 19, 2002, the Board of Directors approved the establishment of a Kroll Inc. Employee Stock Purchase Plan (“ESPP”), which allows participants to purchase shares of Kroll Inc. common stock at a 15% discount from the lesser of the stock’s Fair Market Value as of either the first or last day of the plan’s six month offering period. Employees contributed approximately $1.0 million to the first offering period, which began on July 1, 2002 and ended on December 31, 2002. The Board of Directors further authorized that 1,000,000 shares of Kroll’s common stock be reserved for issuance pursuant to the ESPP.

      On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. (“Ontrack”). The agreement provided that a wholly-owned subsidiary of Kroll would be merged into Ontrack, resulting in Ontrack becoming a wholly-owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. The transaction, which qualifies as a tax-free reorganization for federal income tax purposes, is valued at approximately $154 million. Each share of outstanding Ontrack common stock was converted into 0.6447 of one share of Kroll’s common stock. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack’s existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued upon the exercise of Ontrack options. As of December 31, 2002, an additional 0.7 million shares may be issued upon the future exercise of Ontrack options (see Note 4(a)).

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses that were not sold to Armor. Kroll received $150,000 upon closing and an additional $10,000 in both the third and fourth quarters. The agreements provide for Kroll to receive an additional $107,000 within one year of the closing date, plus $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with these Russian businesses (see Note 5(a)).

      On May 23, 2002, Kroll received $500,000 from Securify, representing payment of an unsecured short-term note, issued as part of the refinancing and restructuring of Securify’s debt (see Note 6(a)).

      On July 2, 2002, Kroll Inc., formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged into its wholly-owned Delaware subsidiary. In connection with the reincorporation in Delaware, Kroll Inc.’s authorized capital increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

      On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC (“Zolfo Cooper”), and certain of its related parties. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, Kroll issued 2.9 million shares of its common stock to the former owners of Zolfo Cooper, valued at approximately $55.3 million, to the former owners of Zolfo Cooper. The value of the 2.9 million shares of Kroll common stock issued for this acquisition was determined based on the average market price of Kroll stock for the five day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced. In addition, Kroll will issue to the former owners of Zolfo Cooper, as contingent consideration, 625,000 additional shares of common stock per year if Zolfo Cooper achieves certain operating profit levels over the next four years. Kroll also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper’s professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years (see Note 4(b)).

      In October 2002, Kroll sold 6.3 million shares of its common stock in an underwritten public offering. The offering, which sold at a price of $18.75 per share, raised for Kroll approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses (see Note 14(b)). Kroll repaid a $75.0 million term loan with Goldman Sachs Credit Partners L.P (“Goldman Sachs”) on October 18, 2002, using a portion of the proceeds received from the public offering (see Note 11(c)). The remaining proceeds were used for working capital to fund operations and other general company purposes. Kroll also recorded an extraordinary loss of $2.7 million, $1.1 million of which was unamortized deferred financing fees associated with the $75.0 million term loan and $1.6 million of which resulted from a payment made to Palisade Concentrated Equity Partnership, L.P. (“Palisade”) to amend certain provisions of the 6% convertible notes in order to obtain the $75.0 million term loan.

      On March 6, 2003, Kroll executed agreements with Fleet National Bank (“Fleet”) providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the revolving credit facility are guaranteed by its domestic subsidiaries. The revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries (see Note 21).

(3) Summary of Significant Accounting Policies

      (a) Consolidation — The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in 20% to 50% owned entities are accounted for on the equity method and investments in less than 20% owned entities are accounted for on the cost method. Affiliated entities are not included in the accompanying consolidated

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements, and include entities that are directly or indirectly owned by current shareholders or former shareholders.

      Kroll has adopted income statement recognition as its accounting policy for recognizing any gains and losses on issuances of stock by its subsidiaries.

      (b) Revenue Recognition — Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenues related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenues and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based product, where revenue is recognized as applicable royalty reports are received. Software revenue is stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned upon satisfaction of all conditions to their payment.

      (c) Cash and Cash Equivalents — Cash equivalents consist of all highly liquid investments with an initial maturity of three months or less at the date of purchase. Kroll invests excess cash primarily in money market funds. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

      (d) Concentrations of Credit Risk — Financial instruments that subject Kroll to credit risk consist principally of trade receivables. The number of clients that comprise Kroll’s client base, along with the different industries and geographic regions in which Kroll’s clients operate limits concentrations of credit risk with respect to accounts receivable. Kroll does not generally require collateral or other security to support client receivables, although Kroll does require retainers, up-front deposits or irrevocable letters-of-credit in some situations. Kroll has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management does not anticipate incurring any significant losses on its trade receivables in excess of established allowances.

      (e) Property, Plant and Equipment — Property, plant and equipment are stated at cost. As of December 31, 2002, depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets as follows:

Description	Useful Life

Buildings and improvements	10-31.5 years
Leasehold improvements	Life of lease
Furniture and fixtures	3-10 years
Machinery and equipment	1.5-10 years

      Depreciation of property, plant and equipment for the years ended December 31, 2002, 2001 and 2000 was $7,666,349, $6,266,322 and $5,468,460, respectively.

      (f) Databases — Databases are capitalized costs incurred in obtaining information from third party providers. Kroll utilizes this information to create and maintain its proprietary and non-proprietary databases. Because of the continuing accessibility of the information and its usefulness to future investigative procedures, the cost of acquiring the information is capitalized and amortized over a five year period. Amortization of

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

databases for the years ended December 31, 2002, 2001 and 2000 was $4,128,910, $4,009,731 and $3,572,148, respectively.

      (g) Impairment of Long-Lived Assets — In June 2000, Kroll began to develop a contact and relationship management (“CRM”) database software program. Kroll had capitalized approximately $0.4 million in software and hardware costs along with an additional $0.4 million in consulting and related costs to prepare the database for its intended purpose. Kroll chose not to implement the CRM software program in 2001 and charged impairment of assets for the accumulated costs of approximately $0.8 million. No salvage value is considered to be realizable.

      Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, long-lived assets, certain identifiable intangibles and goodwill related to those assets must be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. In accordance with these standards, Kroll periodically reviews the carrying value of these assets by subsidiary acquired giving rise to the goodwill and other intangible assets for impairment. Impairments are recognized when the expected undiscounted future cash flows, including eventual disposition, are less than the carrying amount of the asset. Based on its most recent analysis, Kroll believes no impairments exist at December 31, 2002 and 2001. It is possible, due to a change in circumstances, that carrying values could become impaired in the future. Such impairments could have a material effect on the results of operations in a particular reporting period. Effective January 1, 2002, Kroll adopted SFAS No. 142 and SFAS No. 144 relating to the evaluation of long-lived assets.

      (h) Costs in Excess of Assets Acquired — Costs in excess of assets acquired represents the excess of the purchase cost over the fair value of net assets acquired in purchase business combinations. Costs in excess of assets acquired, net of accumulated amortization, as of December 31, 2002 and 2001 were approximately $299,582,000 and $50,437,000, respectively. Prior to the implementation of SFAS No. 142 amortization was recorded on a straight-line basis over periods ranging from 12 to 40 years. Amortization of costs in excess of assets acquired for the years ended December 31, 2001 and 2000 was approximately $2,432,000 and $2,594,000, respectively. Effective January 1, 2002, in compliance with SFAS No. 142, assets with an indefinite life are no longer amortized but are reviewed for impairment on at least an annual basis. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS No. 142. These tests determined that Kroll’s recorded goodwill was not impaired as of January 1, 2002. As part of Kroll’s review of intangible assets under SFAS No. 142, certain assets were re-evaluated at year end. As a result of this review, Kroll determined that these assets were not impaired at December 31, 2002. Impairment tests will be conducted annually in July, or sooner if circumstances indicate an impairment may have taken place.

      (i) Other Intangible Assets — Other intangible assets, comprised mainly of customer lists, internally-developed software and non-compete agreements, are amortized on a straight-line basis. Customer lists are amortized over periods ranging from five to fifteen years. In-house software systems, recorded as part of Kroll’s acquisition of Ontrack, are amortized over periods ranging from five to ten years. The non-compete agreements are amortized over the lives of the respective agreements, which range from three to fifteen years. Other intangible assets, net of accumulated amortization, as of December 31, 2002 and 2001 were approximately $25,685,000 and $6,720,000, respectively. Amortization of other intangible assets for the years ended December 31, 2002, 2001 and 2000 was approximately $2,542,000, $883,000 and $533,000, respectively.

      (j) Foreign Currency Translation and Transactions — Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of shareholders’ equity.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions and are recorded within the statement of operations. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

      (k) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (l) Advertising — Kroll expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2,168,000, $433,000 and $1,199,000, respectively.

      (m) Research and Development — Expenditures for research and software development costs are expensed as incurred. Such costs related to the development of software products are required to be expensed until the point that technological feasibility and proven marketability of the product under development are established.

      (n) Earnings Per Share — Pursuant to the provisions of SFAS No. 128 “Earnings Per Share”, basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of restricted stock.

      The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings (loss) per share:
Income from continuing operations	$19,417,570		$0.66
Income from discontinued operations — SPSG, net of tax	80,943		0.00

Income before extraordinary item	19,498,513		0.66
Extraordinary item, net of tax	(3,117,372)		(0.10)

Net income	$16,381,141	29,448,531	$0.56

Effect of dilutive securities:
Options		1,093,611

Diluted earnings per share	$16,381,141	30,542,142	$0.54

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and diluted loss per share:
Loss from continuing operations	$(11,390,681)		$(0.51)
Loss from discontinued operations — SPSG, net of tax	(7,540,658)		(0.34)
Loss from discontinued operations — VDCG, net of tax	(2,111,459)		(0.09)

Loss before extraordinary item	(21,042,798)		(0.94)
Extraordinary item, net of tax	(344,048)		(0.01)

Net loss	$(21,386,846)	22,478,587	$(0.95)

	Year Ended December 31, 2000

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and diluted loss per share:
Loss from continuing operations	$(15,696,278)		$(0.70)
Loss from discontinued operations — SPSG, net of tax	(10,010,770)		(0.45)
Loss from discontinued operations — VDCG, net of tax	(8,237,265)		(0.37)

Net loss	$(33,944,313)	22,295,391	$(1.52)

      As a result of the net loss recorded in 2001 and 2000, basic and diluted loss per share are identical in those years, as all options and warrants are anti-dilutive.

      At December 31, 2002, 9,526 warrants and 1,679,581 options to purchase an equivalent amount of shares of common stock of Kroll at a range from $19.52 to $25.69 per warrant and a range from $20.17 to $22.19 per option were outstanding but were not included in the shares in the above tables because the warrants’ and options’ exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million Senior Secured Subordinated Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

      At December 31, 2001, 9,526 warrants and 707,439 options to purchase an equivalent amount of shares of common stock of Kroll at a range from $19.52 to $25.69 per warrant and a range from $9.00 to $30.75 per option were outstanding but were not included in the shares in the above tables because the warrants’ and options’ exercise price were greater than the average market price of the common shares.

      At December 31, 2000, 9,661 warrants and 1,304,866 options to purchase an equivalent amount of shares of common stock of Kroll at a range from $13.01 to $25.69 per warrant and a range from $9.00 to $28.54 per option were outstanding but were not included in the shares in the above tables because the warrants’ and options’ exercise price were greater than the average market price of the common shares.

      (o) New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. The provisions of this statement became effective January 1, 2002, and accordingly, Kroll ceased amortizing goodwill and indefinite-lived intangible assets. In addition, Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS No. 142. These tests determined that Kroll’s recorded goodwill is not impaired. Impairment tests will be conducted annually in July, or sooner if circumstances indicate an impairment may have taken place. Refer to Note 20 for the effect of implementation of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. Kroll is required to implement SFAS No. 143 on January 1, 2003, and has not yet determined the impact that this statement will have on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. Kroll implemented SFAS No. 144 on January 1, 2002, and there was no material impact on its consolidated results of operations or financial position as a result of the implementation of this statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principal Board (“APB”) No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Kroll for the year ending December 31, 2003. For the 2003 financial statements, Kroll will reclassify as operating expenses prior period extraordinary items that do not meet the criteria of APB No. 30.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management has adopted the additional disclosure requirements effective December 31, 2002 (see Note 3(p)).

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provision of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. Management has adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002. Kroll is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll does not expect the adoption of Interpretation No. 46 to have a material effect on its consolidated results of operations or financial position.

      (p) Stock-Based Compensation — Kroll has elected to account for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in APB Opinion 25 as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” APB Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made.

      Under APB Opinion 25, no stock-based employee compensation cost relating to Kroll’s option plans is reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,

Description	2002	2001	2000

Net income (loss) as reported:	$16,381,141	$(21,386,846)	$(33,944,313)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,061,210)	(3,476,781)	(3,388,632)

Pro forma net income (loss)	$10,319,931	$(24,863,627)	$(37,332,945)

Earnings (loss) per share:
Basic-as reported	$0.56	$(0.95)	$(1.52)

Basic-pro forma	$0.35	$(1.11)	$(1.67)

Diluted-as reported	$0.54	$(0.95)	$(1.52)

Diluted-pro forma	$0.34	$(1.11)	$(1.67)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	Years Ended December 31,

Description	2002	2001	2000

Dividend yield	—	—	—
Expected volatility	59.0%	74.0%	43.7%
Risk-free interest rate	3.0%	4.38%	6.14%- 6.7%
Expected lives	5.0 years	5.0 years	7.5 years

      The 2,337,150 options granted by Kroll during 2002 have a weighted-average exercise price of $20.31, a weighted-average fair value of $10.73 and remaining contractual lives, on a weighted-average basis, of 9.5 years. The 2,222,000 options granted by Kroll during 2001 have a weighted-average exercise price of $7.39, a weighted-average fair value of $4.69 and remaining contractual lives, on a weighted-average basis, of 8.4 years. The 1,004,774 options granted by Kroll during 2000 have a weighted-average exercise price of $6.37, a weighted-average fair value of $3.73 and remaining contractual lives, on a weighted-average basis, of 7.4 years.

      (q) Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001.

      Kroll utilized foreign currency exchange contracts during 2001 to hedge its exposure to movements in foreign currency exchange rates. Kroll accounted for those contracts as hedges and therefore the transition adjustment on January 1, 2001 was not material as the carrying value of those contracts prior to the adoption of SFAS No. 133 approximated their fair value at the adoption date. In November 2001, Kroll sold its four remaining foreign currency hedge contracts with notional amounts aggregating $3.2 million, resulting in a net gain of approximately $65,000. Kroll has not since utilized hedging or derivative instruments and does not hold or issue derivative financial instruments for trading purposes.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Mergers and Acquisitions

      Kroll has completed several business combinations in the periods presented. These transactions were accounted for as purchase business combinations, whereby the results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

      (a) Ontrack Acquisition — On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack. The agreement provided that a wholly-owned subsidiary of Kroll would merge into Ontrack, resulting in Ontrack becoming a wholly-owned subsidiary of Kroll. The acquisition was consummated effective June 13, 2002. Ontrack provides electronic discovery, data recovery and computer forensics services, along with related software solutions, and its results of operations have been included in the consolidated financial statements within the Technology Services Segment since the acquisition date. As a result of this acquisition, Kroll expects to be in a leadership position in the growing data recovery and electronic discovery markets. Ontrack’s services and expertise also complement Kroll’s current offerings in security and technology services. The transaction is valued at approximately $154 million, and qualifies as a tax-free reorganization. Accordingly, the goodwill recorded in this acquisition is not deductible for federal income tax purposes. Ontrack shareholders received 0.6447 shares of Kroll common stock for each share of Ontrack. The value of the 6.9 million shares of Kroll common stock issued for this acquisition was determined based on the average market price of Kroll stock for the five day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced. In addition, pursuant to the acquisition agreement, Kroll assumed Ontrack’s existing stock option plans. As a result of the acquisition, Kroll has issued approximately 7.2 million shares of its common stock, including approximately 0.3 million shares issued on the exercise of Ontrack options. At December 31, 2002, an additional 0.7 million shares may be issued upon the future exercise of Ontrack options.

      In connection with the acquisition with Ontrack, assets were acquired and liabilities assumed as follows (dollars in thousands):

Ontrack

VALUATION OF ONTRACK TRANSACTION:
Value of shares issued	$137,706
Value of options assumed	12,313
Transaction costs	3,722

Purchase price	153,741
ASSETS ACQUIRED:
Current assets	44,331
Property, plant and equipment, net	9,451
Other non-current assets	2,922

Total assets acquired	56,704
Current liabilities assumed	(4,468)

Net assets acquired	52,236

Intangible assets acquired	$101,505

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ontrack

INTANGIBLE ASSETS:
Identifiable intangible assets — gross (useful lives 5-10 years)	$12,280
Less: applicable deferred tax liability	(4,728)

Identifiable intangible assets — net	7,552
Goodwill recognized	93,953

Intangible assets acquired	$101,505

      (b) Zolfo Cooper Acquisition — On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, and certain of its related entities. At the closing, Kroll paid $100 million in cash and, on January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper. The value of the 2.9 million shares of Kroll common stock issued for this acquisition was determined based on the average market price of Kroll stock for the five day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced. These shares appear on the December 31, 2002 consolidated balance sheet under the caption “Common share to be issued for acquisition”. In addition, Kroll will issue to the former owners of Zolfo Cooper, as contingent consideration, 625,000 additional shares of common stock per year, if Zolfo Cooper achieves operating profit levels of $30 million, $31 million, $32 million and $33 million in 2003, 2004, 2005 and 2006, respectively. To the extent Zolfo Cooper’s operating profit exceeds the targeted level for a particular year, 100% of the excess will be credited to the previous year’s operating profit to determine if a contingent payment should have been made in that year. Additionally, 50% of the remaining excess, up to $5 million, will be credited to the following year’s operating profit to determine if a contingency consideration payment is payable. All of the contingent consideration is payable in full if Kroll undergoes a change of control or if the employment of any one of the three former principal owners of Zolfo Cooper is terminated without cause. Kroll also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper’s professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and will vest over four years.

      In connection with the acquisition, the three former principal owners and other senior professionals of Zolfo Cooper entered into employment agreements to serve as executives of Kroll Zolfo Cooper following the acquisition. The employment agreements expire December 31, 2006 and include customary non-compete and non-solicitation provisions that remain in effect during the terms of the employment agreements and for one year thereafter, unless the employee is terminated without cause prior to January 1, 2005. Kroll has also agreed to pay an entity controlled by the former principal owners of Zolfo Cooper for the cost of operating for business purposes an airplane owned by the entity, up to a total of $2 million per year. To the extent the airplane is used in connection with a client engagement, the client may reimburse Kroll. The costs to operate the airplane for the period ended December 31, 2002 were $0.7 million, of which $0.1 million was reimbursed to Kroll.

      Zolfo Cooper provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services, and its results of operations have been included in the consolidated financial statements, within the Corporate Advisory and Restructuring Services Segment, since September 1, 2002. Kroll believes that Zolfo Cooper is one of the premier firms in the corporate restructuring and turnaround business in North America. As a result of this acquisition, Kroll, in concert with our European restructuring business, will be able to act as a single source provider on an international level for the increasing number of large scale cross-border U.S. based bankruptcies and restructurings.

      Kroll recorded approximately $153.1 million of goodwill related to this acquisition. This goodwill can be amortized and deducted for federal income tax purposes.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of Zolfo Cooper, assets were acquired and liabilities assumed as follows (dollars in thousands):

Zolfo Cooper

VALUATION OF ZOLFO COOPER TRANSACTION:
Cash	$100,000
Common stock issuable	55,280
Transaction costs	3,518

Purchase price	158,798
ASSETS ACQUIRED:
Current assets	15,199
Property, plant and equipment, net	652
Other non-current assets	43

Total assets acquired	15,894
Current liabilities assumed	(15,242)

Net assets acquired	652

Intangible assets acquired	$158,146

INTANGIBLE ASSETS:
Goodwill recognized	$153,146
Identifiable intangible assets (useful life 5 years)	5,000

Intangible assets acquired	$158,146

      Kroll is in the process of obtaining third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

      (c) Crucible Acquisition — On July 3, 2002, Kroll acquired Crucible Inc., a privately held company which provides elite training and protective services. Kroll paid $1.0 million upon closing and the purchase agreement provides for an additional $1.0 million to be paid in equal annual installments over the next four years, with the first payment due July 3, 2003. At December 31, 2002, $750,000 has been included in other long term liabilities and $250,000 has been included in accrued liabilities on the balance sheet.

      (d) 2001 Acquisitions — There were no acquisitions in 2001.

      (e) 2000 Acquisitions — During 2000, Kroll completed two acquisitions. The aggregate purchase price of these acquisitions amounted to approximately $1.3 million and consisted of $0.7 million in cash and notes payable of $0.6 million to the former owners of the businesses. The resulting goodwill from these transactions was being amortized over 25 years. Effective January 1, 2002, goodwill relating to these acquisitions is no longer amortized, pursuant to SFAS No. 142.

      In 2000, Kroll recorded a charge to operating expenses of approximately $0.4 million ($0.02 per diluted share) for merger integration related costs. These costs relate primarily to mergers and acquisitions completed in 1999.

      (f) Unaudited Pro Forma Financial Data

      The following unaudited pro forma combined results of operations are for the year ended December 31, 2002. The left column of data assumes that the Ontrack acquisition occurred as of January 1, 2002, while the

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right column of data assumes that the Ontrack and Zolfo Cooper acquisitions occurred as of January 1, 2001. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the Ontrack and Zolfo Cooper acquisitions had been consummated on January 1, 2002 or January 1, 2001 (in thousands, except per share data):

	For the Year Ended		For the Year Ended
	December 31, 2002		December 31, 2001

		Kroll/		Kroll/
		Ontrack/		Ontrack/
	Kroll/	Zolfo	Kroll/	Zolfo
	Ontrack	Cooper	Ontrack	Cooper

Sales	$315,565	$358,594	$263,724	$322,965
Income from continuing operations	$20,981	$35,616	$(12,365)	$4,304
Net income (loss)	$17,945	$32,580	$(22,361)	$(5,692)
Earnings (loss) per share:
Basic	$0.57	$0.95	$(0.76)	$(0.15)
Diluted	$0.55	$0.92	$(0.76)	$(0.15)

(5)	Discontinued Operations

      (a) Security Products and Services Group — On April 20, 2001, the Board approved a definitive agreement to sell the common stock of most of the active companies that comprise SPSG to Armor. The results of operations have been classified as discontinued and all prior periods have been restated accordingly. The results of the discontinued SPSG reflect an allocation of Kroll’s administrative costs attributable to SPSG and, to the extent that such identification was not practicable, on the basis of SPSG’s sales as a percentage of Kroll’s sales. The results of the discontinued SPSG also reflect an allocation of corporate interest expense based on Kroll’s weighted average interest rate applied to intercompany advances. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services, which Kroll continues to operate. Also excluded from the sale was the Russian business although it was included in SPSG discontinued operations, as further described below.

      On August 22, 2001, Kroll completed the sale of SPSG to Armor for up to $55.7 million, consisting of $37.2 million in cash, $15.0 million in common stock and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provides for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit target by SPSG for the year ended December 31, 2001. In September 2001, Kroll converted approximately $14.4 million of Armor common stock to cash.

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

      On May 6, 2002, agreement was reached on SPSG’s closing balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with the escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG’s Central American operations. On May 15, 2002, Kroll received $0.6 million from Armor, representing the residual balance due from the sale of the $15.0 million in Armor common stock.

      Kroll has not included any impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Although Kroll’s Russian business was not sold to Armor, the Russian business was part of the plan to discontinue SPSG and, therefore, has been included in discontinued operations of SPSG. In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses. Kroll received $150,000 upon closing and an additional $10,000 in both the third and fourth quarters of 2002. The agreements provide for Kroll to receive an additional $107,000 within one year of the closing date, plus $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum.

      As a result of the 2002 transactions, Kroll recorded a gain of approximately $0.1 million on the sale of the discontinued SPSG.

      Net sales and results of operations from SPSG were as follows:

	Period Ended	Year Ended
	August 22,	December 31,
	2001	2000

	(Dollars in thousands)
Net Sales	$79,359	$104,992
Cost of sales	67,477	86,127

Gross profit	11,882	18,865
Operating expenses	15,680	24,383

Operating loss	(3,798)	(5,518)
Other expense	(3,050)	(4,218)

Loss before provision for income taxes	(6,848)	(9,736)
Provision for income taxes	(379)	(275)

Net loss	$(7,227)	$(10,011)

      (b) Voice and Data Communications Group — On April 16, 2001, the Board of Directors approved a formal plan to discontinue operations of VDCG, which offered secure satellite communication equipment and satellite navigation systems. Kroll has divested itself of the operations of this segment.

      The results of operations of VDCG have been classified as discontinued operations and all prior periods have been restated accordingly. The results of VDCG reflect an allocation of interest expense based on VDCG’s average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

      The fiscal 2000 estimated loss on disposal of $5.0 million ($0.23 per diluted share) included the estimated future results of operations through the date of sale. Major components of the estimated loss on disposal included a writedown of related goodwill and other asset balances of $4.2 million and estimated severance, operating and shutdown costs of $0.8 million. The loss on disposal calculation included $0.2 million of allocated interest expense.

      On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. Originally, Kroll valued these notes at $1.8 million because the realization of the full value of these notes was contingent upon certain factors, including the subsequent sale of VDCG by the purchaser. Since this valuation approximated the net assets of VDCG at the date of the sale, no gain or loss was recognized. Later in 2001, Kroll re-evaluated the collectibility of the notes and determined that the ultimate resale of VDCG and collection on the notes was uncertain. As a result, the notes were written down to zero and an additional $2.0 million loss on the sale of VDCG was recorded in 2001.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales, results of operations from this discontinued operation are as follows:

	Period Ended	Year Ended
	June 27,	December 31,
	2001	2000

	(Dollars in thousands)
Net sales	$3,134	$16,852
Interest expense allocation	$60	$239
Net loss from discontinued VDCG operations	$(104)	$(3,200)
Net loss on disposal	$(2,008)	$(5,037)

(6) Sale of Subsidiaries

      (a) Sale of Stock by Information Security Group — In October 2000, Kroll’s then wholly-owned subsidiary, Securify Inc. (“Securify”), completed the sale of preferred shares through a private equity offering to certain unrelated third parties. Under the terms of the stock purchase agreement, Securify issued approximately 49.2 million shares of Series A Convertible Preferred Stock, valued at $0.68 per share, for total gross proceeds of approximately $33.5 million. These preferred shares are convertible into an equivalent number of shares of Securify’s common stock. Kroll recognized a pre-tax gain on this transaction of approximately $1.6 million. The tax effects of this transaction approximate $2.1 million, resulting in a loss, net of tax, of $0.5 million. The tax effects of this transaction include net operating loss carryforwards and other deferred tax assets that would not remain with Kroll. As a result of this transaction, as of December 31, 2000, Kroll’s voting control in Securify approximated 27 percent and the investment in Securify, previously consolidated, was then accounted for using the equity method.

      As of December 31, 2001, Kroll had an amount receivable from Securify, totaling approximately $5.4 million, which was fully reserved, that is subject to an unsecured promissory note agreement with repayment terms scheduled over a five-year period. Kroll would recognize income in the period that repayments were received pursuant to the promissory note agreement. Kroll did not have any carrying value for its investment as of December 31, 2001. Securify had realized continuing losses since October 2000. Since Kroll had not provided any guarantees and was not committed to provide any future funding to Securify, it had not recorded its equity share of Securify losses.

      In January and May 2002, Securify obtained additional equity financing, which resulted in the restructuring of Securify’s existing debt with Kroll. The net impact of these transactions has left Kroll with the following in lieu of the Series A Convertible Stock and the promissory note discussed above, both of which were cancelled:

(1) Securify paid Kroll $500,000 in May 2002, which was recorded in “Other Income”,

(2) 131,854 shares of Securify common stock,

(3) $250,000 of Securify Series B Preferred Stock, and

(4) A non-exclusive license to use proprietary software developed by Securify.

      As a result of the additional financing obtained by Securify, Kroll’s voting interest in Securify was reduced to approximately 1%. Accordingly, Securify, formerly accounted for under the equity method, is now accounted for as a cost basis investment, which Kroll has valued at zero.

      (b) Sale of Decision Resources, Inc. — On September 10, 2001, Kroll sold Decision Resources, Inc. (“DRI”) to the former owner. As payment, the former owner forgave Kroll’s notes payable of $0.2 million and agreed to pay Kroll $0.1 million. The notes payable that were forgiven were the unpaid portion of the original purchase price. In 2001, Kroll recognized a provisional loss, on the sale of its business unit of approximately

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.5 million. In 2002, Kroll recorded an additional loss of approximately $0.1 million, representing the write off of a note receivable, which was a portion of the original purchase price.

(7) Balance Sheet Accounts

      (a) Trade Accounts Receivable — Kroll had outstanding net trade receivables in the amount of $49,346,958 and $37,779,643 at December 31, 2002 and 2001, respectively.

      The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

		Additional
	Balance	Charges to	Write-offs,	Balance
	Beginning of	Costs and	Deductions	End of
	Period	Expenses	And Other	Period

Year ended December 31, 2002	$6,798,097	$3,919,938	$(3,725,917)	$6,992,118
Year ended December 31, 2001	$4,235,975	$5,939,841	$(3,377,719)	$6,798,097
Year ended December 31, 2000	$2,705,037	$4,548,967	$(3,018,029)	$4,235,975

      (b) Other Long-Term Assets — Other long-term assets are stated at cost less accumulated amortization and are being amortized on a straight line basis over their estimated useful lives, as applicable. Other long-term assets consist of the following:

		As of December 31,
	Useful Life
Description	(Years)	2002	2001

Security deposits	—	$1,037,200	$563,831
Long-term receivable	—	—	1,701,399
Non-refundable deposit on an equipment lease with a related party	7.5	133,185	223,057
Deferred financing fees, net of accumulated amortization of $226,886 and $48,316 in 2002 and 2001, respectively	3-5	1,213,084	526,319
Receivable from sale of Russian business	—	50,000	—
Investments(1)	—	2,485,033	1,158,429
Other long-term assets	—	302,021	53,416

Total		$5,220,523	$4,226,451

(1) Includes an investment in 2002 in iJet Travel Intelligence Inc. of approximately $1.5 million of iJet Series B Preferred Stock and iJet warrants, resulting in a primary ownership of approximately 13%. This investment is being accounted for using the cost method for recording investments.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (c) Other Accrued Liabilities — Other accrued liabilities consist of the following:

	As of December 31,

Description	2002	2001

Accrued professional fees	$990,454	$1,265,768
Property, sales and other taxes payable	1,345,430	1,873,344
Accrued medical costs	475,083	371,253
Accrued interest	240,000	258,043
Accrued payments to former owners of acquired businesses	898,411	855,511
Accrued restructuring costs	445,081	998,090
Accrued facility shutdown	505,852	—
Accrued office relocation	981,970	—
Accrued leasehold renovation reserve	929,680	706,735
Other accruals	4,061,665	2,440,144

Total other accrued liabilities	$10,873,626	$8,768,888

      (d) Restructuring of Operations — In the first quarter of 1999, Kroll began implementation of a restructuring plan (“the 1999 Plan”) to reduce costs and improve operating efficiencies. The 1999 Plan was substantially completed by the end of the second quarter of 1999. The total pre-tax restructuring charge recorded pursuant to the 1999 Plan was approximately $4.1 million. Total payments or writeoffs made pursuant to the 1999 Plan through December 31, 2002 were $4.0 million, all of which were expensed in 1999. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 1999 Plan. The principal elements of the restructuring plan were the closure of two Investigations and Intelligence Group offices and the elimination of approximately 82 employees. The remaining components of the restructuring charge, including accrued balances in the amount of $67,473 as of December 31, 2002, represent lease termination costs, which are expected to be fully completed by December 31, 2003.

      In the second quarter of 2001, Kroll began implementation of a restructuring plan (“the 2001 Plan”) to reduce costs and improve operating efficiencies. The 2001 Plan was substantially completed by the end of 2001. Total payments or writeoffs made pursuant to the 2001 Plan through December 31, 2002 were $2.3 million, all of which were expensed in 2001. Kroll does not expect to incur any other significant restructuring charges in future periods related to the 2001 Plan. The principal elements of the restructuring plan were the closure of four offices and the elimination of approximately 98 employees. The components of the restructuring charge including accrued balances as of December 31, 2002 are as follows:

Description	Expense	Accrual

Severance and related costs	$1,965,072	$107,723
Writedown of property, plant and equipment	158,867	—
Lease termination costs	602,300	269,885

	$2,726,239	377,608

Less — Current portion		377,608

		$—

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Income Taxes

      Kroll accounts for income taxes under the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted income tax rates.

      Kroll’s provision for income taxes on income (loss) is summarized as follows:

	Years Ended December 31,

Description	2002	2001	2000

Current:
Federal	$4,045,158	$—	$(2,065,160)
State and local	1,753,042	735,963	1,216,733
Foreign	3,859,233	2,243,691	2,062,676

	9,657,433	2,979,654	1,214,249

Deferred:
Federal	(1,225,113)	(210,408)	694,601
State and local	(110,505)	7,960	122,924
Foreign	—	(374,941)	345,121

	(1,335,618)	(577,389)	1,162,646

Provision for income taxes	$8,321,815	$2,402,265	$2,376,895

      Reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

	Years Ended December 31,

	2002		2001		2000

Description	Amount	Rate	Amount	Rate	Amount	Rate

Provision (benefit) for income taxes at the federal statutory rate	$9,708,785	35.0%	$(3,056,061)	34.0%	$(4,528,590)	34.0%
State and local income taxes, net of federal benefit	1,178,010	4.3	461,670	(5.1)	982,021	(7.4)
Nondeductible expenses	443,392	1.6	418,493	(4.7)	2,693,242	(20.2)
Change in valuation allowance	(5,496,566)	(19.8)	3,578,817	(39.8)	137,952	(1.0)
Tax attributes associated with Securify	—	—	—	—	2,068,000	(15.5)
Effect of foreign (income) loss	2,452,387	8.8	1,111,772	(12.3)	892,022	(6.7)
Other	35,807	0.1	(112,426)	1.2	132,248	(1.0)

Provision for income taxes	$8,321,815	30.0%	$2,402,265	(26.7)%	$2,376,895	(17.8)%

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of Kroll’s consolidated deferred income tax assets and liabilities are summarized below:

	As of December 31,

Description	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$2,037,210	$1,726,002
Net operating loss carryforwards	—	5,466,120
Payroll and other benefits	1,422,286	1,860,217
Restructuring	363,254	912,267
Other accruals	3,169,224	1,036,986
Other foreign	1,067,342	—

	8,059,316	11,001,592
Valuation allowance	—	(5,496,566)

Net deferred tax assets	8,059,316	5,505,026

Deferred tax liabilities:
Depreciation and amortization	(1,918,981)	(438,369)
Nonaccrual service fee receivable	(206,970)	(241,189)
Deferred revenue	(1,368,176)	(2,769,249)
Database capitalization	(3,111,712)	(3,372,954)
Other	(1,507,125)	(964,867)

	(8,112,964)	(7,786,628)

Net deferred tax liability	$(53,648)	$(2,281,602)

      Kroll had certain foreign and domestic net operating loss carryforwards, which approximated $16.1 million at December 31, 2001, and were available to offset 2002’s taxable income. At December 31, 2002, Kroll had no net operating loss carryforward. A valuation allowance for all existing domestic and foreign loss carryforwards as of January 1, 2002 was $5,496,566. The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $5,496,566.

(9) Related Party Transactions

      (a) Summary of Related Party Transactions — The following summarizes transactions with related parties:

	Years Ended December 31,

Description	2002	2001	2000

Sales:
to Shareholder	$2,780,144	$5,120,559	$5,776,344
to affiliated entities	$808,999	$—	$26,248
Purchases:
From Shareholder	$906,911	$386,058	$286,589
From affiliated entities	$—	$—	$1,045,222
Lease expense to affiliated entities	$624,144	$554,603	$335,992
Legal services expense to law firm of a Board member	$2,453,415	$1,321,659	$1,719,862
Payment to related party for operation of airplane for business purposes (see Note 4(b))	$605,142	$—	$—

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

Description	2002	2001

Amounts receivable from an officer	$50,017	$494,935
Trade accounts receivable due from shareholder	$670,176	$1,921,930
Trade accounts payable due to affiliate	$—	$—

      (b) Sales-Shareholder — During the years ended December 31, 2002, 2001 and 2000, the continuing operations of Kroll rendered services to American International Group, Inc. and its subsidiaries (“AIG”) which is also a shareholder of Kroll. Total revenue recognized for the years ended December 31, 2002, 2001 and 2000 was $2,780,144, $5,120,559 and $5,776,344, respectively. Additionally, AIG provides certain services to the continuing operations of Kroll, which have been included in cost of sales and operating expenses in the accompanying consolidated statements of operations. These costs were approximately $906,911, $386,058 and $286,589 for the years ended December 31, 2002, 2001 and 2000, respectively. The year-end accounts receivable balance from AIG was approximately $670,176 and $1,921,930 at December 31, 2002 and 2001, respectively.

      (c) Building and Equipment Leases — Affiliated Entities — Effective June 1, 1998, Kroll reached an agreement to terminate the corporate aircraft lease which originated in February 1995 with an affiliated entity. The terms of the aircraft lease addendum provide Kroll with a future hourly discount from the normal commercial hourly rate in order to amortize the remaining portion of existing lease deposits from the original aircraft lease. Rental expense, including amortization recognized, approximated $90,000 in each of the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, 2001 and 2000, Kroll had $133,185, $223,057 and $312,929, respectively, in unamortized lease deposits with this affiliated entity.

      Kroll is also currently leasing various equipment and office space from several affiliated entities under various five year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $534,000, $465,000 and $246,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      (d) During 2002, 2001 and 2000, an officer of Kroll agreed to reimburse Kroll for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred on his behalf. Amounts due to Kroll at December 31, 2002 and 2001 pursuant to this agreement were $50,017 and $494,935 respectively.

(10) Revolving Line of Credit

      In April 2001, Kroll entered into an amended and restated loan agreement to provide for a revolving credit facility that initially amounted to $40.0 million. The loan agreement was secured by substantially all assets of Kroll and its subsidiaries, and a pledge of the stock of essentially all Kroll’s subsidiaries, all of which jointly and severally guaranteed obligations under the agreement. The assets and the joint and several guarantee also secured Kroll’s $35.0 million senior notes. Advances under the revolving credit facility bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which expired since April 20, 2001 (or, if less, the highest rate allowed by law). Kroll’s agreement to sell the entities that comprise the Security Products and Services Group discussed in Note 5(a) caused an acceleration of all amounts due under the loan agreement 60 days after the closing of the sale, resulting in the expiration of the agreement on October 22, 2001, which was then extended to November 16, 2001. Kroll used approximately $28.2 million of the proceeds from the sale of SPSG to pay down this line of credit during the third quarter of 2001. The remaining balance under this agreement was subsequently repaid on November 14, 2001, thus terminating the agreement.

      Anticipating the sale of SPSG, Kroll endeavored to obtain approximately $45.0 million of financing but did not reach an acceptable agreement. As a result, pursuit of this alternative was terminated. Kroll’s direct

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of $1.0 million, including commitment and due diligence fees and the cost of extending the then-existing bank loan, was written off as failed financing costs in 2001.

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation (“Foothill”) to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. During the term of the credit facility, Kroll paid Foothill a fee equal to 0.375% per annum of the unused portion of the credit facility. The credit facility agreement required Kroll to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll’s assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll’s subsidiaries.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility agreement. The remaining unamortized deferred financing costs associated with the facility in the amount of $0.5 million was written-off, resulting in an extraordinary loss of $0.4 million, net of taxes. No borrowings were made under the terminated $15 million credit agreement. Concurrently, Kroll entered into a new $100 million credit facility with Goldman Sachs that included a $25 million revolving credit facility (see Note 11(c)).

      The $25 million revolving credit facility was subject to borrowing base limitations and had a three year term. The available borrowing amount was calculated based on an analysis of Kroll’s accounts receivable as of the month end preceding the borrowing date. Borrowings under the revolving credit facility bore interest, at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date.

      The Goldman Sachs credit facility required Kroll to comply with certain customary restrictive covenants, including maintaining certain ratios such as EBITDA to fixed charges and EBITDA to debt, and limiting capital expenditures, additional indebtedness and dividends.

      The Goldman Sachs credit facility required Kroll to pay a fee equal to 0.75% per annum of the unused revolving credit facility. Upon the repayment of the term loan in October 2002, this fee was reduced to 0.375% per annum (see Note 11(c)). Through December 31, 2002, Kroll did not borrow any funds under the revolving credit facility. The revolving credit facility was secured by a lien on substantially all of Kroll’s assets and those of most of Kroll’s domestic subsidiaries. On March 6, 2003, Kroll obtained new financing and terminated the above revolving credit facility and will write off approximately $0.2 million of unamortized deferred financing costs as a one time charge to operating expenses in the first quarter of 2003 (see Note 21(a)).

      Effective June 3, 1999, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England’s base rate plus 1.5%. At December 31, 2002, the interest rate was 5.5%. In March 2002, maximum borrowings permitted under the demand note were increased from 2.5 million pounds sterling to 4.4 million pounds sterling, or $7.1 million as translated at December 31, 2002. Borrowings outstanding under this demand note were approximately $3.8 million and $2.6 million, as translated at December 31, 2002 and 2001, respectively.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Long-Term Debt

      The components of long-term debt are as follows:

	As of December 31,

Description	2002	2001

Senior Secured Subordinated Convertible Notes, interest at 6.0%, net of discount of $9,598,522 and $11,199,674 in 2002 and 2001, respectively	$20,401,478	$18,800,326
Notes payable to former shareholders of acquired companies, interest at fixed rate of 5.5%, payable in scheduled installments through January 2002, certain notes secured by acquired assets	—	225,000
Notes payable to banks, variable interest rate at prime plus 1.5%, fixed rates ranging from 8.6% to 18.0%, payable in scheduled installments through May 2004. Bank mortgage, with variable interest rate at prime plus 1.5%, originally scheduled for payments through December 2010, was paid off in June 2002.	50,016	360,081
Other notes payable	40,278	10,964

	20,491,772	19,396,371
Less — current portion	(72,703)	(318,089)

	$20,419,069	$19,078,282

(a) Senior Notes

      Kroll’s $35.0 million of senior notes were amended on March 30, 2001 and April 20, 2001. Based on the amendments, the senior notes bore interest at the greater of (a) 8.56% or (b) the prime rate plus 1.5%, plus 0.5% times the number of 30-day periods which have expired since April 20, 2001 (or, if less, the highest rate allowed by law). The senior notes also contained financial covenants, which among other restrictions required the maintenance of a minimum level of net worth and a fixed charge coverage ratio. The senior notes were cross-collateralized and guaranteed with Kroll’s revolving credit facility and contained similar acceleration provisions that required the net proceeds from asset sales to be paid proportionately to the revolving credit facility lender and the holders of the senior notes. In accordance with the April 20, 2001 amendment to the senior notes, Kroll’s sale of the entities that comprised the Security Products and Services Group on August 22, 2001 (see Note 5(a)) resulted in the acceleration of all amounts due under the revolving credit facility and the senior notes to a date 60 days after the closing of the sale. Kroll obtained from the lender an extension from October 22, 2001 to November 16, 2001. Kroll used 43.21% of the proceeds from the sale of SPSG to repay these notes by approximately $21.2 million during the third quarter of 2001. On November 14, 2001, all outstanding debt under the senior notes was repaid, with no adverse consequences resulting from any event of non-compliance.

(b) Senior Secured Subordinated Convertible Notes

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

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      The notes were secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll’s subsidiaries as the Foothill credit facility, except that the notes were subordinate to the security interest and rights of the credit facility lender.

      Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective for at least two years.

      In connection with the issuance of the notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount will be amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization will be approximately $2.3 million or 7.6% per year on the $30.0 million principal amount.

      A significant portion of the proceeds from the sale of these notes was used to retire Kroll’s amended bank loan and senior notes. The deferred financing costs associated with the former financing in the amount of $0.5 million was accelerated, resulting in an extraordinary loss of $0.3 million, net of taxes, in the year ended December 31, 2001.

      On September 5, 2002, Kroll amended certain provisions of its outstanding 6% convertible notes. Under the amendments, the security interest of all the noteholders was terminated and the collateral securing all of the convertible notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the convertible notes. Furthermore, Palisade, the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% convertible notes that it owns to borrowings under the Goldman Sachs credit facility. Kroll recorded the $1.6 million payment as an extraordinary item in 2002. In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement paid Palisade $1.6 million in October 2002.

(c) Long-term Notes

      In connection with the Zolfo Cooper acquisition (see Note 4(b)), Kroll obtained $75 million in term loan financing through a syndicate arranged by Goldman Sachs to be repaid under the following terms: $0.8 million by December 31, 2002, an additional $4.5 million within one year of the closing date, $18.7 million within two years of closing and the balance ($51.0 million) within three years of closing.

      The term loan was part of a $100 million credit facility which included a $25 million revolving credit facility (see Note 10). The cost of obtaining the credit facility was being amortized over the facility’s three year life. The term loan bore interest, at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt, as of that day, to EBITDA for the four fiscal quarters ending on such date. A provision in the term loan required that proceeds from any equity offering be used to repay the term loan.

      The term loan was repaid in October 2002 with the proceeds from Kroll’s common stock offering (see Note 14(b)). In 2002 Kroll wrote off financing fees of $1.1 million associated with the repayment of the $75 million term loan, made a payment to Palisade of $1.6 million to amend certain provisions of the convertible notes, and wrote off financing fees of $0.4 million related to the replacement of the Foothill revolving credit facility.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled maturities of long-term debt at December 31, 2002 are as follows:

Year	Amount

2003	$72,703
2004	17,591
2005	—
2006	30,000,000
2007	—
Thereafter	—

30,090,294
Discount on convertible notes	9,598,522

$20,491,772

(12) Operating Leases

      Kroll leases office space and certain equipment and supplies under agreements with terms from one to fifteen years. The following is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2002:

Year	Amount

2003	$13,508,019
2004	12,000,186
2005	10,629,696
2006	9,109,772
2007	8,289,476
Thereafter	7,109,116

$60,646,265

      Rental expense charged against current operations amounted to approximately $12,784,000, $10,638,000 and $10,481,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(13) Defined Contribution and Bonus Plans

      As of December 31, 2002, Kroll had the following employee benefit plans in place:

(a) Defined Contribution Plans — Kroll and its subsidiaries have established various non-contributory profit sharing/ 401(k) plans covering substantially all of Kroll’s employees. Contributions to the plans are discretionary and are determined annually by Kroll’s Board of Directors. Certain plans also offer a matching contribution whereby Kroll will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution expense charged against current operations for all such plans amounted to approximately $1,108,500, $1,167,000 and $977,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(b) Profit and Revenue Sharing Plans — Kroll and its subsidiaries have established various profit and revenue sharing plans covering substantially all of Kroll’s employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. Kroll may amend, modify or terminate these plans at any time. Kroll expensed approximately $8,971,000,

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,835,000 and $1,092,000 associated with the profit and revenue sharing plans in the years ended December 31, 2002, 2001 and 2000, respectively.

(14)	Equity, Equity Arrangements and Transactions

      (a) The following equity arrangements include all obligations and rights of Kroll, including those that pertain to employees, division, units and subsidiaries that are accounted for as discontinued operations.

(i) Stock Option Plans — In 1996, Kroll adopted a stock option plan (the “1996 Option Plan”) for employees, non-employee directors and advisors. Kroll may grant options for up to 1,757,000 shares under the 1996 Option Plan. In April 2002, the 1996 Option Plan was amended to increase by 1,243,000, the number of options that could be granted to a total of 3,000,000. Options for 850,000, 155,000 and 262,374 shares were granted during the years ended December 31, 2002, 2001 and 2000, respectively. The options generally vest over the three years following the date of grant. Options granted under the 1996 Option Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. In 2002, 50,386 options were exercised and 168,932 options were cancelled under this plan.

In connection with stock options granted by Securify during the year ended December 31, 1998, Kroll recorded deferred compensation of $1,192,096, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. This amount is presented as a reduction of shareholders’ equity and was expected to be amortized ratably over the vesting periods of the applicable options. Approximately $236,000 was expensed in the year ended December 31, 2000. The unamortized balance of the deferred compensation relating to these stock options was reversed to shareholders’ equity upon the sale of Securify in October 2000.

In 2000, Kroll adopted a stock option plan (the “2000 Option Plan”) for non-officer employees. The 2000 Option Plan provided that Kroll may grant options for up to 750,000 shares. In May 2001, the 2000 Option Plan was amended to increase by 2,250,000, the number of options that could be granted to a total of 3,000,000. The 2000 Option Plan was further amended in June 2002 to increase by an additional 750,000 the number of options that could be granted to a total of 3,750,000. Options for 1,447,150, 2,027,000 and 742,400 shares were granted during the years ended December 31, 2002, 2001 and 2000, respectively. Options under the 2000 Option Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest according to a formula determined by the Board of Directors on the date of the grant, but generally over the three years following the date of grant. In 2002, 484,334 options were exercised and 128,941 options were cancelled under the 2000 Option Plan.

In 2001, Kroll adopted a stock option plan (the “2001 Option Plan”) for non-employee directors. Kroll may grant options for up to 200,000 shares under the 2001 Option Plan. Options for 10,000 shares were granted to each of the four non-employee directors following Kroll’s annual meeting of shareholders on August 16, 2001. An additional 40,000 options were granted following Kroll’s 2002 annual meeting of shareholders on June 13, 2002. Options under the 2001 Option Plan are generally granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest ratably over the three years following the date of grant. In 2002, no options were exercised or cancelled under the 2001 Option Plan.

At December 31, 2002, there were approximately 1,125,000, 87,000 and 120,000 authorized shares remaining for grant in the 1996 Option Plan, the 2000 Option Plan and the 2001 Option Plan, respectively.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of Kroll’s stock option plans and the changes during the years then ended is presented in the table below:

	As of December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Description	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,325,256	$10.04	2,398,298	$13.19	1,830,039	$17.06
Acquired through acquisition	1,037,490	11.35	—	—	—	—
Granted	2,337,150	20.31	2,222,000	7.39	1,004,774	6.37
Exercised	(1,016,871)	8.34	(384,204)	6.72	(115,197)	0.73
Forfeited/ Expired/ Cancelled	(305,570)	14.39	(910,838)	13.28	(321,318)	18.39

Outstanding, end of year	5,377,455	$14.83	3,325,256	$10.04	2,398,298	$13.19

Exercisable, end of year	1,738,779	$13.09	993,986	$14.50	1,111,084	$14.61

A summary of Kroll’s stock options outstanding and exercisable at December 31, 2002 is presented in the table below:

	Per Share Price Ranges

				Totals From
	From $2.40	From $10.34	From $20.22	$2.40 to
Description	to $10.25	to $19.55	to $26.94	$26.94

Outstanding:
Number of stock options	1,907,732	1,798,668	1,671,055	5,377,455

Weighted-average exercise price (per share)	$7.47	$15.41	$22.62	$14.83

Weighted-average remaining contractual life of options outstanding (in years)	8.5	8.1	8.7	8.4

Exercisable:
Number of stock options	636,143	700,831	401,805	1,738,779

Weighted-average exercise price (per share)	$8.17	$11.03	$24.45	$13.09

Weighted-average remaining contractual life of options exercisable (in years)	8.7	5.8	6.0	6.9

(ii) Restricted Stock Plan — Effective August 12, 1998, Kroll adopted a stock incentive plan (the “Stock Incentive Plan”) for employees. Kroll may grant up to 500,000 shares under the Stock Incentive Plan. During fiscal 1999, 47,500 shares were granted under the Stock Incentive Plan. In connection with these shares, Kroll recorded deferred compensation of $1,571,661 in the year ended December 31, 1999, representing the difference between the fair market value of Kroll common stock on the date of grant and the purchase price of the shares. This amount is presented as a reduction of shareholders’ equity and will be amortized ratably over the vesting periods of the applicable grants. No expense was recorded in the year ended December 31, 2002 and approximately $337,000 and $364,000 were expensed in the years ended December 31, 2001 and 2000, respectively. The deferred compensation was reduced in the year ended December 31, 2000 by approximately $113,000 applicable to options forfeited by employees

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated in that year. The 1999 restricted stock grants generally vest ratably over three years. There were no shares granted under the Stock Incentive Plan in 2000 and 2001. In March 2002, 2,500 shares were granted to an officer pursuant to terms of an employment agreement with Kroll, with such shares vesting over a one year period; 50% vesting immediately and 50% vesting ratably over one year from date of grant.

At December 31, 2002, there were approximately 450,000 authorized shares remaining for grant in the Stock Incentive Plan.

(iii) Common Stock Warrants — Warrants originally granted by Laboratory Specialists of America, Inc. (“LSI”) were converted to the equivalent warrants to purchase Kroll stock when Kroll acquired LSI. As of December 31, 2002, warrants representing the right to purchase 8,719 shares of Kroll common stock at $25.69 per share were outstanding. These warrants were issued in June 1998 to certain consultants and underwriters in connection with the completion of a private offering of common stock in 1998 and were recognized as compensation paid for services rendered and treated as a reduction in the recognized net proceeds from the offering.

Warrants originally granted by Background America, Inc. (“BAI”) were converted to the equivalent warrants to purchase Kroll stock when Kroll acquired BAI. As of December 31, 2002, warrants representing the right to purchase 807 shares of Kroll common stock at $19.52 per share were outstanding. These warrants were issued in June and July of 1996 and January of 1998 to certain consultants and other non-employees with exercise prices equal to or greater than the then fair value of BAI’s common stock on those dates.

As of December 31, 2002, Kroll had a total of 9,526 warrants still outstanding.

      (b) In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper (see Notes 4(b) and 11(c)). The remaining proceeds were used for working capital to fund operations and other general company purposes. Because the repayment effectively terminated the term loan agreement, all unamortized deferred financing fees in the amount of $1.7 million, net of tax, were written off as an extraordinary item in the fourth quarter of 2002.

      (c) On July 2, 2002, Kroll Inc., formerly an Ohio corporation, became a Delaware corporation pursuant to a merger in which the Ohio corporation merged into its wholly-owned Delaware subsidiary. In connection with the reincorporation in Delaware, Kroll Inc.’s authorized capital increased from 50,000,000 to 100,000,000 shares of common stock and from 1,000,000 to 5,000,000 shares of preferred stock.

(15)	Commitments and Contingencies

      (a) Letters of Credit — In connection with the sale of SPSG, Kroll provided a $1.5 million standby letter of credit in favor of Armor to cover certain potential foreign tax liabilities of SPSG, which is outstanding as of December 31, 2002.

      (b) Employment Agreements — Kroll has employment agreements with its executive officers and management level personnel with annual compensation ranging in value up to $2,000,000, over varying periods extending to December 2006. The agreements generally provide for salary continuation in the event of termination without cause for the greater of the remainder of the agreement or one year. The agreements also contain certain non-competition clauses and generally provide for one year’s salary if the agreement is not renewed.

      As of December 31, 2002, the remaining aggregate commitment under these employment agreements if all individuals were terminated without cause was approximately $42.2 million.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (c) Legal Matters — Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll’s shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. (“Blackstone”). Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll’s officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and American International Group, Inc. (“AIG”) aided and abetted the directors’ and officers’ alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll. On behalf of Kroll, they seek a declaration that the individual defendants breached their fiduciary duty and seek damages and attorneys’ fees in an unspecified amount The parties executed a stipulation of settlement providing for the settlement of these actions. On December 20, 2002, the New York court signed a Final Judgment and Order Approving the Settlement. On January 7, 2003, the Ohio court entered a Final Judgment dismissing the Ohio action. The Settlement included defendants’ agreement not to object to plaintiffs’ counsels’ application for attorneys’ fees and reimbursement of costs and expenses not to exceed $385,000 in the aggregate. Any such fees or costs approved are to be paid by Kroll’s insurance carrier.

      In 1999, Kroll learned that an individual had filed a qui tam suit against Kroll under the Civil False Claims Act alleging that Kroll and three of its vendors knowingly violated their contractual requirements with the Army due to the vendors’ alleged failure to have certified welders. In October 2000, Kroll settled this litigation with the Department of Justice for approximately $1.1 million, plus legal costs. Kroll admitted no wrongdoing as part of the settlement. All amounts under this settlement were paid before December 31, 2001. The qui tam suit and the corresponding settlement related entirely to the discontinued SPSG operation.

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville (“LAMB”)), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (“HSBC”). HSBC filed the underlying suit against Gordon Capital’s former law firm, Davies, Ward & Beck, (“DW&B”) seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital’s losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital’s alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital’s alleged former insurance broker. The parties attended mediation on December 11 and 12, 2002, with additional dates to be scheduled in 2003. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (USD) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

(16)	Fair Value of Financial Instruments

      The fair value of long-term debt approximates its historical carrying amount. Cash equivalents, other current assets and current liabilities are reflected in the financial statements at cost, which approximates fair value due to the short-term nature of these items.

(17)	Customer and Segment Data

      (a) Segment Data — Through October 17, 2000, Kroll operated in three business segments, the Security Products and Services Group, the Investigations and Intelligence Group and the Information Security Group. As a result of the preferred stock sale completed by the Information Security Group on October 17, 2000, the Group ceased to be a part of the consolidated results of Kroll from that date forward. See Note 6(a) for more information on this transaction.

      As a result of the sale of SPSG to Armor on August 22, 2001 (see Note 5(a)), SPSG was accounted for as a discontinued operation. The segment data in the table below depicts the Investigations and Intelligence Group in five business segments; Consulting Services, Corporate Advisory & Restructuring, Technology Services, Background Screening Services and Security Services, restated historically for segment presentation. Kroll’s reportable segments are now organized, managed and operated along product lines, as these product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

      The Consulting Services segment includes revenues and expenses from business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset training and analysis, monitoring and special inquiries, marketing intelligence and intellectual property and infringement investigations.

      The Corporate Advisory & Restructuring segment includes revenues and expenses from corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

      The Technology Services segment includes revenues and expenses from electronic discovery, data recovery and computer forensics services, along with related software solutions.

      The Background Screening Services segment includes revenues and expenses from pre-employment background screening, substance abuse testing and surveillance.

      The Security Services segment includes revenues and expenses from security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about Kroll’s business segments for the years ended December 31, 2002, 2001 and 2000:

		Corporate
		Advisory &		Background		Information
	Consulting	Restructuring	Technology	Screening	Security	Security
	Services	Services	Services	Services	Services	Group	Other	Consolidated

	(Dollars in thousands)
2002
Net sales to unaffiliated customers	$106,564	$71,386	$36,438	$49,284	$25,496	$—	$—	$289,168

Gross profit	$43,583	$40,629	$25,201	$23,022	$8,850	$—	$—	$141,285

Operating income (loss)	$13,324	$23,128	$5,479	$9,725	$3,047	$—	$(23,264)	$31,439

Identifiable assets at year-end	$59,625	$41,618	$32,597	$26,853	$13,941	$—	$—	$174,634

Corporate assets								364,988

Total assets at year-end								$539,622

2001
Net sales to unaffiliated customers	$106,126	$30,751	$4,380	$42,491	$24,129	$—	$—	$207,877

Gross profit	$35,239	$16,045	$2,628	$19,303	$9,610	$—	$—	$82,825

Operating income (loss)	$2,975	$5,684	$1,084	$4,330	$3,494	$—	$(22,255)	$(4,688)

Identifiable assets at year-end	$67,996	$15,671	$1,195	$21,107	$11,916	$—	$—	$117,885

Corporate assets								51,901

Total assets at year-end								$169,786

2000
Net sales to unaffiliated customers	$104,245	$19,311	$2,621	$46,588	$28,812	$4,033	$—	$205,610

Gross profit (loss)	$37,593	$9,754	$1,573	$22,338	$10,964	$(403)	$—	$81,819

Operating income (loss)	$5,065	$2,076	$550	$5,305	$2,616	$(9,554)	$(16,964)	$(10,906)

Identifiable assets at year-end	$73,591	$11,078	$547	$22,258	$14,133	$—	$—	$121,607

Corporate assets								49,820
Net assets of discontinued operations								55,979

Total assets at year-end								$227,406

      Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income (loss) is gross profit less operating expenses. Operating income (loss) does not include the following items: interest expense, other expenses, income taxes, gain on the issuance of subsidiary stock, discontinued operations and extraordinary items. The Other column includes Kroll’s corporate headquarters costs. Identifiable assets by segment are those assets that are used in Kroll’s operations in each segment. Corporate assets are principally cash, computer software, costs in excess of assets acquired, certain intangible assets and certain prepaid expenses.

      Prior to the sale of the Security Products and Services Group to Armor, corporate costs relating to the above five segments (excluding Information Security Group, which is not an ongoing business) were allocated in the calculation of operating income for each of those segments. At that time, this mirrored the management

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of those businesses as one segment, the Investigations and Intelligence Group. Subsequent to the sale of SPSG, Kroll’s remaining business, the Investigations and Intelligence Group, was broken out into the five described segments. Corporate costs relating to each of these segments are now included in the table above under “Other” corporate costs in order to reflect the post-sale management structure of Kroll. For the years ended December 31, 2001 and 2000, corporate costs of approximately $10.8 million and $11.4 million, respectively, relating to these five segments, were included in the calculation of segment operating income. Had these costs been included with “Other” corporate costs, the operating loss relating to “Other” would have been approximately $33.1 million and $28.4 million for the years ended December 31, 2001 and 2000, respectively.

      Depreciation expense and capital expenditures for each of Kroll’s business segments for the years ended December 31, 2002, 2001 and 2000 are as follows:

		Corporate
		Advisory &			Background	Information
	Consulting	Restructuring	Technology	Security	Screening	Security
	Services	Services	Services	Services	Services	Group	Other	Consolidated

	(Dollars in thousands)
2002
Depreciation expense	$2,059	$878	$1,878	$290	$1,154	$—	$1,407	$7,666

Capital expenditures	$5,085	$3,506	$2,312	$509	$(592)	$—	$5	$10,825

Cost in excess of assets acquired	$19,700	$171,811	$93,953	$3,631	$10,487	$—	$—	$299,582

2001
Depreciation expense	$2,798	$621	$179	$553	$1,374	$—	$741	$6,266

Capital expenditures	$5,152	$823	$329	$624	$885	$—	$—	$7,813

Cost in excess of assets acquired	$16,270	$18,665	$—	$5,015	$10,487	$—	$—	$50,437

2000
Depreciation expense	$2,178	$345	$71	$417	$1,440	$254	$764	$5,469

Capital expenditures	$7,781	$466	$319	$768	$1,035	$1,551	$105	$12,025

      The following summarizes information about Kroll’s different geographic areas for the years ended December 31, 2002, 2001 and 2000:

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

	(Dollars in thousands)
2002
Net sales to unaffiliated customers	$186,803	$70,608	$9,663	$22,094	$—	$289,168
Intercompany	5,376	777	274	2,761	(9,188)	—

Total net sales	$192,179	$71,385	$9,937	$24,855	$(9,188)	$289,168

Operating income (loss)	$16,809	$11,622	$(1,179)	$4,187	$—	$31,439

Identifiable assets at year-end	$121,847	$35,359	$7,963	$9,465	$—	$174,634

Corporate assets						364,988

Total assets at year-end						$539,622

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

	(Dollars in thousands)
2001
Net sales to unaffiliated customers	$123,511	$47,814	$12,232	$24,320	$—	$207,877
Intercompany	3,140	758	313	2,299	(6,510)	—

Total net sales	$126,651	$48,572	$12,545	$26,619	$(6,510)	$207,877

Operating income (loss)	$(12,959)	$8,128	$(3,294)	$3,437	$—	$(4,688)

Identifiable assets at year-end	$75,850	$22,785	$8,765	$10,485	$—	$117,885

Corporate assets						51,901

Total assets at year-end						$169,786

2000
Net sales to unaffiliated customers	$120,911	$34,272	$15,997	$34,430	$—	$205,610
Intercompany	3,597	1,755	699	362	(6,413)	—

Total net sales	$124,508	$36,027	$16,696	$34,792	$(6,413)	$205,610

Operating income (loss)	$(18,886)	$3,752	$557	$3,671	$—	$(10,906)

Identifiable assets at year-end	$75,925	$19,200	$11,371	$15,111	$—	$121,607

Corporate assets						49,820
Net assets of discontinued operations						55,979

Total assets at year-end						$227,406

      Kroll accounts for transfers between geographic areas at cost plus a proportionate share of operating profit.

      The following summarizes Kroll’s sales in the United States and foreign locations:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Sales to unaffiliated customers:
United States	$182,787	$123,973	$125,779
Europe	68,782	42,586	34,237
Asia	9,192	9,926	16,343
Central & South America	9,376	10,285	16,696
Other Foreign	19,031	21,107	12,555

Total net sales to unaffiliated customers	$289,168	$207,877	$205,610

      Export sales by Kroll’s domestic operations were approximately 2%, 4% and 2% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

      Kroll’s laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements.

      Kroll has foreign operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Russia, Singapore, South Africa, Switzerland, the Philippines and

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United Kingdom. In addition, Kroll sells its products and services in other foreign countries and continues to increase its level of international activity. Accordingly, Kroll is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

      (b) Major Customers — Kroll had no major customer that accounted for a significant percentage of sales from continuing operations during the years ended December 31, 2002, 2001 and 2000.

(18) Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items:

	Years Ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net	$2,440,833	$5,561,807	$5,787,084

Cash paid for taxes, net of refunds	$4,040,427	$131,070	$318,856

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred compensation related to options and restricted stock	$44,475	$—	$—

Accrued contingent consideration incurred in connection with acquisition of businesses	$490,198	$299,133	$812,033

Total price of acquired businesses	$313,524,250	$—	$470,000
Fair value of stock issued and options assumed in connection with acquisition of businesses	205,298,253	—	—
Cash acquired in connection with acquisition of businesses	35,327,378	—	—

Cash used in acquisitions, net of cash acquired	$72,898,619	$—	$470,000

Notes issued in connection with acquisition of businesses	$1,040,278	$—	$625,320

Amount forgiven in connection with the sale of DRI	$100,934	$189,960	$—

Receipts of notes receivable from the sale of businesses including VDCG, SPSG and DRI (see Notes 5(a), 5(b) and 6(b))	$—	$2,543,273	$—

Write-down of discounted notes receivable from the sale of VDCG (see Note 5(b))	$—	$(1,830,578)	$—

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19) Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)
2002
Net sales	$56,016	$59,719	$79,699	$93,734
Gross profit	$24,987	$27,549	$41,090	$47,659
Income from continuing operations	$2,317	$3,535	$5,748	$7,817
Income from discontinued SPSG	$—	$70	$—	$11
Extraordinary item, net of tax	$—	$—	$(371)	$(2,746)
Net income	$2,317	$3,605	$5,377	$5,082
Basic income (loss) per share from:
Continuing operations	$0.10	$0.15	$0.18	$0.20
Discontinued SPSG	$—	$0.00	$—	$0.00
Extraordinary item, net of tax	$—	$—	$(0.01)	$(0.07)
Net income	$0.10	$0.15	$0.17	$0.13
Diluted income (loss) per share from:
Continuing operations	$0.10	$0.14	$0.18	$0.20
Discontinued SPSG	$—	$0.00	$—	$0.00
Extraordinary item, net of tax	$—	$—	$(0.01)	$(0.07)
Net income	$0.10	$0.14	$0.17	$0.13
2001
Net sales	$50,775	$48,585	$49,356	$59,161
Gross profit	$21,105	$20,050	$17,280	$24,390
Income (loss) from continuing operations	$(177)	$(4,575)	$(7,257)	$618
Income (loss) from discontinued SPSG	$751	$(1,103)	$(6,295)	$(894)
Loss from discontinued VDCG	$(104)	$—	$(1,831)	$(177)
Extraordinary item, net of tax	$—	$—	$(344)	$—
Net income (loss)	$470	$(5,678)	$(15,727)	$(452)
Basic income (loss) per share from:
Continuing operations	$(0.01)	$(0.20)	$(0.33)	$0.03
Discontinued SPSG	$0.03	$(0.05)	$(0.28)	$(0.04)
Discontinued VDCG	$(0.00)	$—	$(0.08)	$(0.01)
Extraordinary item, net of tax	$—	$—	$(0.02)	$—
Net income (loss)	$0.02	$(0.25)	$(0.70)	$(0.02)
Diluted income (loss) per share from:
Continuing operations	$(0.01)	$(0.20)	$(0.32)	$0.03
Discontinued SPSG	$0.03	$(0.05)	$(0.28)	$(0.04)
Discontinued VDCG	$(0.00)	$—	$(0.08)	$(0.01)
Extraordinary item, net of tax	$—	$—	$(0.01)	$—
Net income (loss)	$0.02	$(0.25)	$(0.70)	$(0.02)

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Effect of the Implementation of SFAS No. 142

      In accordance with SFAS No. 142, Kroll no longer records amortization expense for goodwill. This had the following effect on reported earnings:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss) as reported	$16,381	$(21,387)	$(33,944)
Amortization of goodwill, net of tax	—	1,605	1,712

Adjusted net income (loss)	$16,381	$(19,782)	$(32,232)

Basic income (loss) per share as reported	$0.56	$(0.95)	$(1.52)
Amortization of goodwill, net of tax	—	0.07	0.07

Adjusted income (loss) per share	$0.56	$(0.88)	$(1.45)

Diluted income (loss) per share as reported	$0.54	$(0.95)	$(1.52)
Amortization of goodwill, net of tax	—	0.07	0.07

Adjusted income (loss) per share	$0.54	$(0.88)	$(1.45)

      Kroll has not changed the amortization periods or ceased amortizing intangible assets other than goodwill as a result of our review of indefinite lived assets to date. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS No. 142. These tests determined that Kroll’s recorded goodwill was not impaired as of January 1, 2002. As part of Kroll’s review of intangible assets under SFAS No. 142, certain assets were re-evaluated at year end. As a result of this review Kroll determined that these assets were not impaired at December 31, 2002. Impairment tests will be conducted annually in July, or sooner if circumstances indicate an impairment may have taken place.

      As of December 31, 2002, Kroll had recorded cost and accumulated amortization of intangible assets of $31.5 million and $5.8 million, respectively. Of this amount, $16.3 million and $3.6 million related to the cost and accumulated amortization of intangible assets of acquired customer lists. An additional $12.3 million and $0.9 million pertaining to the cost valuation and related accumulated amortization of in-house systems software was recorded as part of Kroll’s acquisition of Ontrack. The remaining $2.9 million and $1.3 million of cost and accumulated amortization are primarily related to non-compete agreements.

      As of December 31, 2001, Kroll had recorded cost and accumulated amortization of intangible assets of $10.1 million and $3.4 million, respectively. Of this amount, $8.1 million and $2.6 million related to the cost and accumulated amortization of intangible assets of acquired customer lists, $1.9 million and $0.7 million related to non-compete agreements, and the remaining $0.1 million and $0.1 million of cost and accumulated amortization are related to publishing rights.

      Amortization expense for other intangible assets of $2.5 million, $0.9 million and $0.5 million was recognized in the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $18.4 million of amortization expense is anticipated to be recognized over the next five years as follows: $4.3 million in 2003, $3.8 million in 2004, $3.6 million in 2005, $3.5 million 2006 and $3.2 million in 2007.

(21) Subsequent Events

      (a) Revolving Credit Facility. On March 6, 2003, Kroll executed agreements with Fleet providing a revolving credit facility of up to $25 million for a term of three years (the “Fleet Credit Facility”). Kroll’s obligations under the Fleet Credit Facility are guaranteed by its domestic subsidiaries. The Fleet Credit Facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

      Borrowings under the Fleet Credit Facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet Credit Facility, Kroll will pay Fleet a quarterly fee equal to the product of 0.375% per annum and the unused portion of the line of credit. The Fleet Credit Facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, certain acquisitions, and distributions to certain subsidiaries. The Fleet Credit Facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type.

      The $25 million Goldman Sachs revolving credit facility undertaken as part of the $100 million credit line on September 5, 2002 (see Notes 10 and 11(c)), was simultaneously retired on March 6, 2003. As a result Kroll will write-off approximately $0.2 million of unamortized deferred financing fees as a one time charge to operating expenses in the first quarter of 2003.

      (b) Asset Purchase. On March 14, 2003 Kroll consummated an asset purchase agreement with Certico Verification Services, LLC. (“Certico”). Under the agreement, Kroll acquired most of Certico’s assets, and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its future results of operations will be included within the Background Screening Services Segment.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing date of this report, Kroll’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Kroll’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, these officers concluded that Kroll’s disclosure controls and procedures are adequate and effective. There have been no significant changes in Kroll’s internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports of Form 8-K

      (a)(1) The following consolidated financial statements of Kroll Inc. and its subsidiaries are included in Item 8:

Report of Independent Public Accountants

Consolidated Balance Sheets

•	As of December 31, 2002 and 2001

Consolidated Statements of Operations

•	For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity

•	For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows

•	For the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements.

      (b) Financial Statement Schedules

The registrant did not file any reports on Form 8-K for the quarter ended December 31, 2002.

      (c) Exhibits: See the List of Exhibits beginning on page 86.

      (d) Financial Statements: Not applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2003.

KROLL INC.

By:	/s/ MICHAEL G. CHERKASKY

______________________________________ Michael G. Cherkasky
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned directors of Kroll Inc. Hereby severally constitute and appoint Jules B. Kroll and Michael G. Cherkasky, and each of them singly, our true and lawful attorneys and agents, to do any and all acts and things in our names and on our behalf as directors of Kroll Inc., which said attorneys and agents, or either of them may deem necessary or advisable to enable Kroll Inc. to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing of Kroll Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, including, without limitation, signing for us, or any of us, in our names as directors of Kroll Inc., such Form 10-K and any and all amendments thereto, and we hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of March, 2003.

Signature	Title

/s/ JULES B. KROLL Jules B. Kroll	Executive Chairman of the Board

/s/ MICHAEL G. CHERKASKY Michael G. Cherkasky	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN L. FORD Steven L. Ford	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BEN F. ALLEN Ben F. Allen	President of Technology Services Group and Director

/s/ MICHAEL D. SHMERLING Michael D. Shmerling	President of Background Screening Services Group and Director

/s/ JUDITH AREEN Judith Areen	Director

/s/ PETER A. COHEN Peter A. Cohen	Director

Signature	Title

/s/ THOMAS E. CONSTANCE Thomas E. Constance	Director

/s/ RAYMOND E. MABUS Raymond E. Mabus	Director

/s/ J. ARTHUR URCIUOLI J. Arthur Urciuoli	Director

      I, Michael G. Cherkasky, certify that

1. I have reviewed this annual report on Form 10-K of Kroll Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL G. CHERKASKY

______________________________________ Michael G. Cherkasky,
Chief Executive Officer

Date: March 28, 2003

      I, Steven L. Ford, certify that

1. I have reviewed this annual report on Form 10-K of Kroll Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN L. FORD

______________________________________ Steven L. Ford,
Chief Financial Officer

Date: March 28, 2003

LIST OF EXHIBITS

Exhibit
Number		Description

2.1		Purchase Agreement, by and between the Registrant, the members of Zolfo Cooper, LLC and the stockholders of Zolfo Cooper Holdings, Inc. (previously filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2002 (the “8-K”)).
3.1		Amended and Restated Certificate of Incorporation of Kroll Inc. (previously filed as Exhibit 3.4 to Kroll Inc.’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (Reg. No. 222-75972), as filed with the SEC on May 3, 2002 (the “Post-Effective Amendment”).
3.2		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.4 to the Post-Effective Amendment).
4.1		Securities Purchase Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and Kroll Inc. (previously filed as Exhibit 4.1 to Kroll Inc.’s Current Report on Form 8-K as filed with the SEC on November 20, 2001 (the “November 8-K”)).
4.2		Registration Rights Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and Kroll Inc. (previously filed as Exhibit 4.2 to the November 8-K).
4.3		Form of Senior Secured Subordinated Convertible Note (previously filed as Exhibit 4.3 to the November 8-K).
4.4		Security Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., as collateral agent and Kroll Inc. (previously filed as Exhibit 4.5 to the November 8-K).
4.5		Pledge Agreement, dated as of November 14, 2001, by and among Kroll Inc. to Palisade Concentrated Equity Partnership, L.P., as collateral agent (previously filed as Exhibit 4.4 to the November 8-K).
4.6		Form of Intercreditor and Subordination Agreement by and among Foothill Capital Corporation, Palisade Concentrated Equity Partnership, L.P. and Pegasus Partners II, L.P. (previously filed as Exhibit 4.6 to Kroll Inc.’s Registration Statement on Form S-1 (Reg. No. 333-75972), as filed with the SEC on December 26, 2001 (the “S-1”)).
4.7	4.8	Termination, Amendment and Consent Agreement by and between Kroll Inc. and Palisade Concentrated Equity Partnership, L.P. (previously filed as Exhibit 10.3 to Kroll Inc.’s Current Report on Form 8-K as filed with the SEC on September 5, 2002 (the “September 8-K)). Registration Rights Agreement, dated as of November 14, 2001, by and among the members of Zolfo Cooper, LLC., the stockholders of Zolfo cooper Holdings, Inc. and Kroll Inc. (previously filed as Exhibit 4.1 to the September 8-K).
10.1		Amended and Restated Lease of Office Space in New York, New York between Progress Partners and Kroll Associates, Inc. (previously filed as Exhibit 10.41 to Kroll Inc.’s Registration Statement on Form S-4 (Reg. No. 333-35845), as filed with the SEC on September 17, 1997
10.2		Lease Agreement by and between Signature Center, G.P. and Kroll Background America, Inc. (previously filed as Exhibit 10.10 to the S-1).
10.3		Lease Agreement between Eight Penn Center Partners, L.P., Gerald Wolkoff and Klondike Realty Corp. as nominee for Gerald Wolkoff and Lindquist Avey Macdonald Baskerville Inc., as amended (previously filed as Exhibit 10.11 to the S-1)
10.4		Lease Agreement by and between Omers Realty Corporation, Kroll Lindquist Avey Co. and Kroll Inc., as amended (previously filed as Exhibit 10.12 to the S-1).
10.5		Lease Agreement by and between Liberty Property Limited Partnership and Ontrack Data International, Inc. and First Amendment to Lease Agreement.

Exhibit
Number	Description

10.6	Lease Agreement by and between Liberty Property Limited Partnership and Ontrack Data International, as amended.
10.7	Employment Agreement, dated October 17, 1997, between The Kroll-O’Gara Company and Jules B. Kroll.*
10.8	Employment Agreement between Kroll Associates, Inc., The Kroll-O’Gara Company and Michael G. Cherkasky, dated May 17, 1999 (previously filed as an Exhibit to Kroll Inc.’s Quarterly Report on Form 10.Q for the quarter ended June 30, 1999).*
10.9	Amendment No. 1 to Michael G. Cherkasky’s Employment Agreement, dated June 13, 2002, between Kroll Associates, Inc., The Kroll O’Gara Company and Michael G. Cherkasky.*
10.10	Amended Employment Agreement between Kroll Inc. and Michael D. Shmerling Amended Employment (previously filed as Exhibit 10.7 to the S-1).*
10.11	Employment Agreement between Kroll Inc. and Michael Petrullo (previously filed as Exhibit 10.8 to the S-1).*
10.12	Amended Employment Agreement between Kroll Inc. and Sabrina Perel (previously filed as Exhibit 10.9 to the S-1).*
10.13	Employment Agreement Dated April 30, 2002 between Kroll Inc. and Steven L. Ford.*
10.14	Employment Agreement Dated January 1, 2002 between Kroll Inc. and James R. Bucknam.*
10.15	Employment Agreement Dated June 1, 1998 between Lindquist Avey Macdonald Baskerville Inc. and Michael Beber.*
10.16	Loan and Security Agreement dated as of February 15, 2002, by and among Kroll Inc. and each of its subsidiaries that is a signatory thereto, as Borrowers, and Foothill Capital Corporation, as Lender (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2002 (the “March 2003 8-K”)).
10.17	Stock Pledge Agreement dated as of February 15, 2002, by and among Kroll Inc., Kroll Holdings, Inc. LAMB Acquisition, Inc., Kroll Holdings SA, Laboratory Specialists of America, Inc., US Holdings, Inc., Kroll Associates, Inc. and Foothill Capital Corporation (previously filed as Exhibit 99.2 to the March 2002 8-K).
10.18	Form of $75 Million Term Loan Note by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 4.2 to the September 8-K).
10.19	Form of Revolving Loan Note by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 4.3 to the September 8-K).
10.20	Credit and Guaranty Agreement by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 10.1 to the September 8-K).
10.21	Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 10.2 to the September 8-K).
10.22	Loan Agreement dated as of March 6, 2003, by and between Kroll Inc. and Fleet National Bank, as Lender (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7 (the “March 2003 8-K”)).
10.23	Pledge Agreement dated as of March 6, 2003, by and among Kroll Inc. each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.2 to the March 2003 8-K).
10.24	Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.3 to the March 2003 8-K).

Exhibit
Number	Description

10.25	Trademark Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.4 to the March 2003 8-K).
10.26	Revolving Credit Note dated as of March 6, 2003 by Kroll Inc. in favor of Fleet National Bank (previously filed as Exhibit 99.5 to the March 2003 8-K).
10.27	Guaranty dated as of March 6, 2003 by each of the subsidiaries that is a signatory thereto in favor of Fleet National Bank (previously filed as Exhibit 99.6 to the March 2003 8-K).
21.1	Subsidiaries of Kroll Inc.
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*	Executive compensation agreement.