Form 10-Q
period 2003-03-31
KROLL INC
filed 2003-05-12
CIK 1020476

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                        Commission File Number: 000-21629



                                   KROLL INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       13-4131019
    (State or other jurisdiction of                       (I.R.S. Employer
            incorporation)                              Identification Number)


      900 THIRD AVENUE
        NEW YORK, NY                                               10022
 (Address of principal executive offices)                        (Zip code)

                                 (212) 593-1000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ] No [ ]

      The number of shares outstanding of the Registrant's common stock was 40,079,327 shares as of April 30, 2003.


================================================================================

                                      INDEX

                                                                           Page

   PART I -  FINANCIAL STATEMENTS

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets (unaudited) as of
           March 31, 2003 and December 31, 2002 .........................   1

           Consolidated Condensed Statements of Income and Comprehensive Income (Loss) (unaudited) for the three months ended March 31,
           2003 and 2002.................................................   3

           Consolidated Condensed Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2003 and 2002............   4

           Notes to Consolidated Condensed Financial Statements
           (unaudited) ..................................................   5

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....  25

   Item 4. Controls and Procedures ......................................  26


   PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ............................................  27

   Item 2. Changes in Securities and Use of Proceeds.....................  28

   Item 6. Exhibits and Reports on Form 8-K .............................  29

           Signatures ...................................................  31

           Certifications ...............................................  32

PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   KROLL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                             March 31,       December 31,
                                                                               2003             2002
                                                                            ---------        -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................. $  79,618         $  77,317
   Trade accounts receivable, net of allowance for
     doubtful accounts of $7,842 and $6,992 at March 31,
     2003 and December 31, 2002, respectively .............................    48,733            49,347
   Unbilled revenues ......................................................    36,353            29,999
   Related party receivables ..............................................       734               720
   Deferred tax asset .....................................................     5,284             5,304
   Prepaid expenses and other current assets ..............................     8,689             8,315
                                                                            ---------         ---------

     Total current assets .................................................   179,411           171,002
                                                                            ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land ...................................................................       194               194
   Buildings and improvements .............................................     2,092             2,092
   Leasehold improvements .................................................    13,068            12,555
   Furniture and fixtures .................................................     7,594             7,496
   Machinery and equipment ................................................    40,820            39,591
                                                                            ---------         ---------

                                                                               63,768            61,928
   Less-accumulated depreciation and amortization .........................   (37,008)          (34,510)
                                                                            ---------         ---------
                                                                               26,760            27,418
                                                                            ---------         ---------

DATABASES, net of accumulated amortization of $39,265 and
   $38,200 at March 31, 2003 and December 31, 2002,
   respectively ...........................................................    10,816            10,715
GOODWILL, net of accumulated amortization of $8,007 and
   $8,001 at March 31, 2003 and December 31, 2002,
   respectively ...........................................................   300,812           299,582
OTHER INTANGIBLE ASSETS, net of accumulated amortization
   of $6,980 and $5,809 at March 31, 2003 and December 31,
   2002, respectively (Note 7) ............................................    27,674            25,685
OTHER ASSETS ..............................................................    10,079             5,220
                                                                            ---------         ---------
     Total Assets ......................................................... $ 555,552         $ 539,622
                                                                            =========         =========


The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.


                                   KROLL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                                  March 31,     December 31,
                                                                                    2003           2002
                                                                                 ----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving lines of credit (Note 8) .......................................... $     926       $   4,209
   Current portion of long-term debt (Note 8) ..................................        64              73
   Trade accounts payable ......................................................    10,327          10,870
   Related party payables ......................................................     1,820           2,253
   Accrued payroll and related benefits ........................................    11,292           9,904
   Other accrued liabilities ...................................................    11,395          10,873
   Income taxes payable ........................................................     8,678           2,448
   Deferred revenue ............................................................    13,505          14,488
                                                                                 ---------       ---------
     Total current liabilities .................................................    58,007          55,118

DEFERRED INCOME TAXES ..........................................................     5,358           5,358
CONVERTIBLE NOTES, net of unamortized discount of $9,153
   and $9,599 at March 31, 2003 and December 31, 2002,
   respectively (Note 8) .......................................................    20,847          20,401
LONG-TERM DEBT, net of current portion (Note 8) ................................        25              18
OTHER LONG-TERM LIABILITIES ....................................................     1,759           1,820
                                                                                 ---------       ---------
     Total liabilities .........................................................    85,996          82,715
                                                                                 ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 10):
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued ...................................................      --              --
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 40,058,794 and 36,994,758 shares issued
     and outstanding at March 31, 2003 and December 31, 2002,
     respectively ..............................................................       401             370
   Common shares to be issued for acquisition (Note 6) .........................      --            55,280
   Additional paid-in-capital ..................................................   514,182         456,843
   Accumulated deficit .........................................................   (40,314)        (51,590)
   Accumulated other comprehensive loss ........................................    (4,276)         (3,952)
   Deferred compensation .......................................................      (437)            (44)
                                                                                 ---------       ---------
     Total stockholders' equity ................................................   469,556         456,907
                                                                                 ---------       ---------
                                                                                 $ 555,552       $ 539,622
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.


                                   KROLL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                    (In thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                      2003             2002
                                                                                    ---------        ---------

NET SALES ..................................................................        $ 104,762        $  56,016
COST OF SALES ..............................................................           48,296           31,029
                                                                                    ---------        ---------
      Gross profit .........................................................           56,466           24,987
                                                                                    ---------        ---------

OPERATING EXPENSES:
   Selling and marketing ...................................................            9,232            4,376
   General and administrative ..............................................           23,742           15,900
   Research and development ................................................            3,161             --
   Amortization of other intangible assets .................................            1,206              217
                                                                                    ---------        ---------
     Operating expenses ....................................................           37,341           20,493
                                                                                    ---------        ---------
      Operating income .....................................................           19,125            4,494
OTHER INCOME (EXPENSE):
   Interest expense, net ...................................................             (830)            (912)
   Other income (expense), net .............................................               40              (28)
                                                                                    ---------        ---------
      Income before provision for income taxes .............................           18,335            3,554
   Provision for income taxes ..............................................            7,059            1,237
                                                                                    ---------        ---------
      Net Income ...........................................................           11,276            2,317
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustment, net of tax benefit
     of $203 and $989 for 2003 and 2002, respectively ......................             (324)            (485)
                                                                                    ---------        ---------
      Comprehensive income .................................................        $  10,952        $   1,832
                                                                                    =========        =========
PER SHARE DATA (Note 5):
   BASIC
     Earnings per share ....................................................        $    0.28        $    0.10
                                                                                    =========        =========
     Weighted average shares outstanding ...................................           40,003           22,870
                                                                                    =========        =========
   DILUTED
     Earnings per share ....................................................        $    0.28        $    0.10
                                                                                    =========        =========
     Weighted average shares outstanding ...................................           40,948           23,788
                                                                                    =========        =========


The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.


                                   KROLL INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               -------------------------
                                                                                 2003            2002

OPERATING ACTIVITIES:

   Net income ...............................................................  $ 11,276         $  2,317
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ..........................................     4,719            2,678
     Bad debt expense .......................................................     1,381              693
     Non-cash interest expense ..............................................       532              441
     Non-cash compensation expense ..........................................        84             --
   Change in operating assets and liabilities, excluding the
     impact of acquisitions and dispositions:
     Trade accounts receivable and unbilled revenues ........................    (6,346)          (4,558)
     Prepaid expenses and other current assets ..............................      (116)              (2)
     Trade accounts payable .................................................    (1,014)          (1,402)
     Income taxes payable ...................................................     6,172              981
     Amounts due to/from related parties ....................................        49              993
     Deferred revenue .......................................................    (1,022)            (621)
     Accrued liabilities ....................................................     2,039             (424)
     Other long-term liabilities ............................................       (66)            (121)
                                                                               --------         --------
     Net cash provided by operating activities ..............................    17,688              975
                                                                               --------         --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...............................    (1,890)            (887)
   Additions to databases ...................................................    (1,163)          (1,090)
   Additions to other intangible assets .....................................    (3,137)            (444)
   Acquisitions, net of cash acquired .......................................    (2,544)            --
   Other investments ........................................................    (1,451)            --
                                                                               --------         --------
     Net cash used in investing activities ..................................   (10,185)          (2,421)
                                                                               --------         --------
FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving line of credit .................    (4,020)           1,088
   Cash collateralization related to letters of credit ......................    (2,173)            --
   Payments of long-term debt ...............................................      --               (553)
   Foreign currency translation .............................................      (296)            (375)
   Proceeds from Employee Stock Purchase Plan contributions .................       563             --
   Proceeds from exercise of stock options ..................................       621              819
                                                                               --------         --------
     Net cash provided by (used in) financing activities ....................    (5,305)             979
                                                                               --------         --------

Effects of foreign currency exchange rates on cash and cash
   equivalents ..............................................................       103              (84)
                                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................     2,301             (551)

CASH AND CASH EQUIVALENTS, beginning of period ..............................    77,317           11,485
                                                                               --------         --------
CASH AND CASH EQUIVALENTS, end of period ....................................  $ 79,618         $ 10,934
                                                                               ========         ========

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                   KROLL INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Nature of Operations

      Kroll Inc., together with its subsidiaries (collectively, Kroll), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll's five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five groups are:
(1) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (2) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides pre-employment and security background screening, substance abuse testing and surveillance services; and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

2.    Basis of Presentation

      The accompanying consolidated condensed unaudited financial statements include the historical consolidated financial statements of Kroll; the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting; and the financial position, results of operations and cash flows of entities which were merged with Kroll in connection with pooling of interests business combinations prior to July 1, 2001. All intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method. Affiliated entities are not included in the accompanying consolidated condensed financial statements.

      The consolidated condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from these estimates. The accompanying consolidated condensed unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's annual report on Form 10-K for the year ended December 31, 2002.

3.    Recent Accounting Pronouncements

      On January 1, 2003, Kroll adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have any material impact on Kroll's consolidated results of operations or financial position.

      On January 1, 2003, Kroll adopted the SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement eliminates the automatic classification of gains or losses on the extinguishment of debt as an extraordinary item of income and requires that such gains or losses be evaluated for extraordinary classification under the criteria of Accounting Principal Board ("APB") No. 30 "Reporting Results of Operations". In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements.

      On January 1, 2003, Kroll adopted the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003, respectively. (See
Note 4 for the additional interim disclosures required by SFAS No. 148.)

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provisions of FIN No. 45 applicable to guarantees issued or modified after December 31, 2002 did not have any impact on its consolidated results of operations or financial condition. Kroll adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 for older entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003, the effect of which did not have any impact on Kroll's consolidated results of operations or financial condition. Kroll does not expect the adoption of FIN No. 46 to older entities to have a material effect on its consolidated results of operations or financial position.

      On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Kroll does not expect the adoption of SFAS No. 149 to have any material effect on its consolidated results of operations or financial position.

4.    Stock-Based Compensation

      Kroll accounts for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in APB Opinion 25 as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method prescribed in APB Opinion 25, compensation cost for stock-based compensation plans is required to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made.

      Under APB Opinion 25, no stock-based employee compensation cost relating to Kroll's option plans was reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                             2003         2002
                                                         ----------     --------
                                                              (in thousands)

Net income, as reported ..............................      $11,276      $ 2,317
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects ...............................        1,761        1,515
                                                            -------      -------
   Pro forma net income ..............................      $ 9,515      $   802
                                                            =======      =======

                                                     Three Months Ended
                                                          March 31,
                                                 -------------------------------
                                                    2003              2002
                                                 ----------         ------------
Earnings per share:
Basic
   As Reported .............................        $0.28             $0.10
   Pro Forma ...............................        $0.24             $0.04
Diluted
   As Reported .............................        $0.28             $0.10
   Pro Forma ...............................        $0.23             $0.03


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------------
                                                    2003             2002
                                                 -----------      -------------
Dividend yield .............................        --               --
Expected volatility ........................       55.0%             59.0%
Risk-free interest rate ....................        3.0%              3.0%
Expected lives .............................        5.0 years         5.0 years


5.    Earnings Per Share

       Pursuant to the provisions of SFAS No. 128 "Earnings Per Share", basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of restricted stock.

      The beginning weighted average number of shares of common stock outstanding for the three months ended March 31, 2003 in the following table includes the effect of 2.9 million shares issued in January 2003 relating to the acquisition of Zolfo Cooper, LLC ("Zolfo Cooper") on September 5, 2002, the closing date of the acquisition (see Notes 6 and 10).

                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                    2003              2002
                                                  --------          --------
                                                        (in thousands)
Weighted average shares outstanding:
   Basic ...................................        40,003           22,870
   Stock options ...........................           945              918
                                                   -------          -------
   Diluted .................................        40,948           23,788
                                                   =======          =======

      At March 31, 2003, 8,719 warrants and 1,675,441 options to purchase an equivalent number of shares of common stock of Kroll at $25.69 per warrant and a range from $19.21 to $26.94 per option were outstanding but were not included in the shares in the above table because the warrants' and options' exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

      At March 31, 2002, 9,526 warrants and 621,256 options to purchase an equivalent number of shares of common stock of Kroll at a range from $19.52 to $25.69 per warrant and a range from $17.79 to $30.75 per option were outstanding but were not included in the shares in the above table because the warrants' and options' exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

6.    Acquisitions

      On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper (see
Note 10).

      On March 14, 2003, Kroll consummated an asset purchase agreement with Certico Verification Services, LLC ("Certico"). Under the agreement, Kroll acquired most of Certico's assets and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      On March 21 2003, Kroll completed the acquisition of Personnel Risk Management ("PRM") for a purchase price of $1.4 million paid in cash. An additional payment of up to $1.9 million will become payable after one year if agreed upon profit levels are achieved. PRM provides pre-employment screening services in the UK, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      Also during the first quarter of 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.0 million in cash and invested $1.0 million in iJet. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment. The investment in iJet, which is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry, is convertible into preferred stock of iJet upon iJet raising additional equity financing.

7.    Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", Kroll did not record any amortization expense for goodwill during the three months ended March 31, 2003 and 2002.

      Kroll has not changed the amortization periods or ceased amortizing intangible assets other than goodwill as a result of its review of indefinite lived assets to date. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS No. 142. These tests determined that Kroll's recorded goodwill was not impaired as of January 1, 2002. As part of Kroll's review of intangible assets under SFAS No. 142, certain assets were re-evaluated at December 31, 2002. As a result of this review, Kroll determined that these assets were not impaired at year end. Impairment tests will be conducted annually in the third quarter, or sooner if circumstances indicate an impairment may have taken place.

      As of March 31, 2003, Kroll had recorded cost and accumulated amortization for other intangible assets of $34.7 million and $7.0 million, respectively. Of this amount, $19.5 million relates to the cost and $4.2 million relates to accumulated amortization for acquired customer lists. An additional $12.3 million pertains to the cost and $1.3 million pertains to accumulated amortization for internally developed software. The remaining $2.9 million and $1.5 million of cost and accumulated amortization, respectively, is primarily related to non-compete agreements.

      Amortization expense for other intangible assets of $1.2 million and $0.2 million was recognized during the three months ended March 31, 2003 and 2002, respectively. Approximately $20.1 million of amortization expense is anticipated to be recognized over the next five years as follows: $5.3 million in 2004, $4.8 million in 2005, $4.1 million in 2006, $3.0 million in 2007 and $2.9 million in 2008.

8.    Debt

       (a) Revolving Line of Credit

      On February 21, 2002, Kroll executed agreements with Foothill Capital Corporation ("Foothill") to provide a revolving credit facility of up to $15 million, subject to borrowing base limitations, for a term of three years. During the term of the credit facility, Kroll paid Foothill a fee equal to 0.375% per annum of the unused portion of the credit facility. The credit facility required Kroll to maintain a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and contained restrictions on the incurrence of additional debt, the creation of any liens on any of Kroll's assets, certain acquisitions, distributions to certain subsidiaries and other affirmative and negative covenants customarily contained in debt agreements of this type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll's subsidiaries.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility with Foothill. No borrowings were made under the terminated $15 million credit facility. Concurrently, Kroll entered into a new $100 million credit facility with Goldman Sachs that included a $25 million revolving credit facility and a $75 million term loan (see Note 8(c) for a discussion of the term loan portion of this facility). Kroll wrote-off financing fees of $0.4 million related to the replacement of the Foothill revolving credit facility during the third quarter of 2002.

      The $25 million revolving credit facility with Goldman Sachs was subject to borrowing base limitations and had a three year term. The available borrowing amount was calculated based on an analysis of Kroll's accounts receivable as of the month end preceding the borrowing date. Borrowings under the revolving credit facility bore interest, at Kroll's election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date.

      The Goldman Sachs revolving credit facility required Kroll to comply with certain customary restrictive covenants, including maintaining certain ratios such as EBITDA to fixed charges and EBITDA to debt, and limiting capital expenditures, additional indebtedness and dividends.

      The Goldman Sachs revolving credit facility also required Kroll to pay a fee equal to 0.75% per annum of the unused portion of this facility. Upon the repayment of the term loan in October 2002 with the proceeds of Kroll's common stock offering, this fee was reduced to 0.375% per annum (see Notes 8(c) and 10). The revolving credit facility was secured by a lien on substantially all of Kroll's assets and those of most of Kroll's domestic subsidiaries.

      On March 6, 2003, Kroll executed agreements with Fleet National Bank ("Fleet") providing a revolving credit facility of up to $25 million for a term of three years. Kroll's obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll's material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

      The $25 million Goldman Sachs revolving credit facility undertaken as part of the $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote-off approximately $0.1 million of unamortized deferred financing fees relating to this facility as a charge to operating expenses in the first quarter of 2003. There were no borrowings made under the retired $25 million revolving credit facility.

      The Company was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. Such amount is included within other long-term assets on the consolidated condensed balance sheet at March 31, 2003.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) the prime rate of Fleet or
(2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, certain acquisitions, and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowing made under this facility. At March 31, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      Prior to 2002, with the acquisition of Buchler Phillips, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. The demand note bears interest at the Bank of England's base rate plus 1.5%. At March 31, 2003, the interest rate was 5.25%. During the first quarter of 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.6 million, as translated at March 31, 2003. Borrowings outstanding under this demand note were approximately $0.1 million, as translated at March 31, 2003, a decrease of $3.7 million from the amount included at December 31, 2002 due to repayments made during the first quarter of 2003.

       (b) Senior Convertible Notes

       During 2001, Kroll obtained additional financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006 ("6% Convertible Notes"). The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      The notes were secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the Foothill revolving credit facility, except that the notes were subordinate to the security interest and rights of the credit facility lender.

      Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

      In connection with the issuance of the 6% Convertible Notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount is being amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization is approximately $2.3 million, or 7.6% per year, on the $30.0 million aggregate principal amount. The amount of non-cash interest expense resulting from this discount amortization during the three months ended March 31, 2003 and 2002 was $.4 million.

      On September 5, 2002, Kroll amended certain provisions of its outstanding 6% Convertible Notes. Under the amendments, the security interest of all the noteholders was terminated and the collateral securing all of the 6% Convertible Notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the 6% Convertible Notes. Furthermore, Palisade, the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% Convertible Notes that it owned to borrowings under the $100 million Goldman Sachs credit facility (see Notes 8(a) and (c)). In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll's common stock, and as a result of this agreement, paid Palisade $1.6 million in October 2002. Such amount was recorded as an extraordinary item during the third quarter of 2002. During 2003, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations.

       (c)   Long-term Note

      In connection with the acquisition of Zolfo Cooper during 2002, Kroll obtained $75 million in term loan financing through a syndicate arranged by Goldman Sachs to be repaid under the following terms: $0.8 million by December 31, 2002, an additional $4.5 million within one year of the closing date, $18.7 million within two years of closing and the balance of $51.0 million within three years of closing.

      The term loan was part of a $100 million credit facility with Goldman Sachs which included a $25 million revolving credit facility (see Note 8(a)). The cost of obtaining the credit facility was being amortized over the facility's three year life. The term loan bore interest, at Kroll's election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt, as of that day, to EBITDA for the four fiscal quarters ending on such date. A provision in the term loan required that proceeds from any equity offering be used to repay the term loan.

      The term loan was repaid in October 2002 with the proceeds from Kroll's common stock offering (see Note 10). In the fourth quarter of 2002, Kroll wrote-off financing fees of $1.1 million associated with the repayment of the $75 million term loan.

9.    Commitments and Contingencies

      Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. ("Blackstone"). Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and American International Group, Inc. ("AIG") aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll. On behalf of Kroll, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The parties executed a stipulation of settlement providing for the settlement of these actions. On December 20, 2002, the New York court signed a Final Judgment and Order Approving the Settlement. On January 7, 2003, the Ohio court entered a Final Judgment dismissing the Ohio action. The Settlement included defendants' agreement not to object to plaintiffs' counsels' application for attorneys' fees and reimbursement of costs and expenses not to exceed $385,000 in the aggregate. Any such fees or costs approved are to be paid by Kroll's insurance carrier.

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville ("LAMB")), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck, ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. The parties attended mediation on December 11 and 12, 2002, with additional dates to be scheduled in 2003. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (USD) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. Kroll believes it may have other liability insurance available with respect to this claim. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

10.   Stockholders' Equity

      In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper (see Note 8(c)). The remaining proceeds were used for working capital to fund operations and other general company purposes. Because the repayment effectively terminated the term loan agreement, all unamortized deferred financing fees associated with this agreement were written-off as an extraordinary item in the fourth quarter of 2002.

      On January 1, 2003, Kroll issued 25,000 shares of restricted stock, valued at approximately $0.5 million. Such amount will be amortized over the vesting period of three years as additional compensation expense.

      On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002. These shares were presented on the December 31, 2002 balance sheet under the caption "Common shares to be issued for acquisition."

11.   Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items:

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                                2003      2002
                                                          (dollars in thousands)

Supplemental Disclosure of Cash Flow Activities:
   Cash paid for interest ..................................   $    74   $    85
                                                               =======   =======

   Cash paid for taxes, net of refunds .....................   $ 1,490   $   371

Supplemental Disclosure of Non-cash Activities:
   Deferred compensation related to restricted stock
     issuance ..............................................   $   477   $  --
                                                               =======   =======

   Issuance of common shares pertaining to the Zolfo
     Cooper Acquisition ....................................   $55,280   $  --
                                                               =======   =======

12.   Customer and Segment Data

      Kroll's reportable operating segments include the following five business segments: Corporate Advisory and Restructuring Services, Consulting Services, Technology Services, Background Screening Services and Security Services. Kroll's reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

      The Corporate Advisory and Restructuring Services segment includes revenues and expenses from corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

      The Consulting Services segment includes revenues and expenses from business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset training and analysis, monitoring and special inquiries, marketing intelligence, and intellectual property and infringement investigations.

      The Technology Services segment includes revenues and expenses from electronic discovery, data recovery and computer forensics services, along with related software solutions.

      The Background Screening Services segment includes revenues and expenses from pre-employment background checking, substance abuse testing and surveillance services.

      The Security Services segment includes revenues and expenses from security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

      The following summarizes information about Kroll's business segments for the three months ended March 31, 2003 and 2002:


                                                   Corporate
                                                   Advisory and                         Background                         Consoli-
                                                  Restructuring Consulting Technology   Screening    Security    Other      dated
                                                  ------------- ---------- ----------   ---------    --------    -----     --------
                                                                                      (In thousands)

Three Months Ended March 31, 2003
    Net sales to unaffiliated customers .........  $ 39,405    $ 30,298   $ 16,911     $ 12,459    $  5,689    $   --     $104,762
                                                   ========    ========   ========     ========    ========    ========   ========
    Gross profit ................................  $ 23,607    $ 13,232   $ 12,122     $  5,826    $  1,679    $   --     $ 56,466
                                                   ========    ========   ========     ========    ========    ========   ========
    Operating income (loss) .....................  $ 17,489    $  4,418   $  2,531     $  1,729    $   (733)   $ (6,309)  $ 19,125
                                                   ========    ========   ========     ========    ========    ========   ========
    Identifiable assets .........................  $ 44,901    $ 58,990   $ 26,300     $ 31,597    $ 11,254    $   --     $173,042
                                                   ========    ========   ========     ========    ========    ========   ========
    Corporate assets ............................                                                                          382,510
                                                                                                                          ========

    Total assets ................................                                                                         $555,552
                                                                                                                          ========

Three Months Ended March 31, 2002
    Net sales to unaffiliated customers .........  $ 10,329    $ 26,196   $    763     $ 11,096    $  7,632    $   --     $ 56,016
                                                   ========    ========   ========     ========    ========    ========   ========
    Gross profit ................................  $  6,283    $ 10,180   $    340     $  5,184    $  3,000    $   --     $ 24,987
                                                   ========    ========   ========     ========    ========    ========   ========
    Operating income (loss) .....................  $  2,490    $  3,182   $   (162)    $  2,077    $  2,313    $ (5,406)  $  4,494
                                                   ========    ========   ========     ========    ========    ========   ========


      Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income equals gross profit less operating expenses. Operating income does not include the following items: interest expense, interest income, other income (expense) and income taxes. The "Other" column includes the cost of Kroll's corporate headquarters. Identifiable assets by segment are those assets that are used in Kroll's operations in each segment. Corporate assets are principally cash, computer software, Goodwill and certain prepaid expenses.

                  --------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our Consolidated Condensed Unaudited Financial Statements and accompanying notes thereto included elsewhere herein.


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

      The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, Kroll's services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; currency exchange rate fluctuations; foreign currency restrictions; general economic conditions; political instability in foreign countries in which Kroll operates; Kroll's ability to implement its internal growth strategy and to integrate and manage successfully any business Kroll acquires; and other factors that are set forth in Kroll's annual report on Form 10-K for the year ended December 31, 2002.

General

      Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll's five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are:

     o Corporate Advisory and Restructuring Services. Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe, and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

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

     o Technology Services. Kroll provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

     o Background Screening Services. Kroll provides pre-employment and security background screening, substance abuse testing and surveillance services.

     o Security Services. Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

Critical Accounting Policies

      Kroll's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Kroll's annual report on Form 10-K for the year ended December 31, 2002. Some of Kroll's accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll's significant accounting policies include the following:

      Revenue recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, where revenue is recognized as applicable royalty reports are received. Software revenue is stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned, i.e., upon satisfaction of all conditions to their payment.

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

      Foreign Currency Translation and Transactions. Assets and liabilities of foreign operations are translated using exchange rates prevailing at the balance sheet date and revenues and expenses are translated using exchange rates prevailing during the period, with gains or losses resulting from translation included in a separate component of stockholders' equity.

      Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Amounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date.

      Accounting for intangible and long-lived assets. In accordance with SFAS No. 142, Kroll no longer amortizes goodwill and indefinite-lived intangible assets. Instead, Kroll conducts annual impairment tests of goodwill and indefinite-lived intangible assets recorded on its books in order to ascertain if an impairment has taken place. Impairment tests will be conducted sooner if circumstances indicate that an impairment has occurred. In accordance with SFAS No. 144, Kroll tests for impairment its long-lived assets held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In addition, in accordance with SFAS No. 144, Kroll measures long-lived assets to be disposed of by sale, including discontinued operations, at the lower of carrying amount or fair value less cost to sell.

Results of Operations

The following table sets forth the items noted as a percentage of total net sales:


                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                          2003        2002
                                                                         ------      -----

Net sales:
   Corporate Advisory and Restructuring Services ...................      37.7%       18.4%
   Consulting Services .............................................      28.9        46.8
   Technology Services .............................................      16.1         1.4
   Background Screening Services ...................................      11.9        19.8
   Security Services ...............................................       5.4        13.6
                                                                         -----       -----
     Total net sales ...............................................     100.0%      100.0%
Cost of sales ......................................................      46.1        55.4
                                                                         -----       -----
     Gross profit ..................................................      53.9        44.6
                                                                         -----       -----
Selling and marketing ..............................................       8.8         7.8
General and administrative .........................................      22.6        28.5
Research and development ...........................................       3.0         --
Amortization of other intangible assets ............................       1.2         0.4
                                                                         -----       -----
     Operating expenses ............................................      35.6        36.7
                                                                         -----       -----
     Operating income ..............................................      18.3         7.9
Other income (expense):                                                  -----       -----
   Interest expense, net ...........................................      (0.8)       (1.6)
    Other income (expense), net ....................................       --          --
                                                                         -----       -----
       Total other income (expense) ................................      (0.8)       (1.6)
                                                                         -----       -----
     Income before provision for income taxes ......................      17.5         6.3
Provision for income taxes .........................................       6.7         2.2
                                                                         -----       -----
     Net income ....................................................      10.8%        4.1%
                                                                         =====       =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Net sales. Net sales increased $48.8 million, or 87.0%, from $56.0 million in the three months ended March 31, 2002 to $104.8 million in the three months ended March 31, 2003.

      Corporate Advisory and Restructuring Services - Net sales for the Corporate Advisory and Restructuring Services segment increased $29.1 million, or 281.5%, from $10.3 million for the three months ended March 31, 2002 to $39.4 million for the three months ended March 31, 2003. This increase is due to a 32.8% increase in revenues from Kroll's European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper . (Zolfo Cooper was acquired on September 5, 2002). Kroll Zolfo Cooper recognized $3.4 million of success fees during the three months ended March 31, 2003.

      Consulting Services - Net sales for the Consulting Services segment increased $4.1 million, or 15.7%, from $26.2 million for the three months ended March 31, 2002 to $30.3 million for the three months ended March 31, 2003. This increase was primarily due to higher revenues in Europe (44%) and in the United States (43%). The increase in Europe was due to strong demand for our financial and investigative services. The increase in the United States was due to strong demand for our forensic and litigation support services. Asia also had growth, but their increase of 12% was less than the consulting services average. Offsetting these regions' growth were decreases in revenue in our Canadian and Latin American operations of 13% and 6%, respectively.

      Technology Services - Net sales for the Technology Services segment increased $16.1 million from $0.8 million for the three months ended March 31, 2002 to $16.9 million for the three months ended March 31, 2003. This increase is due to the inclusion of Kroll Ontrack. Ontrack was acquired on June 13, 2002.

      Background Screening Services - Net sales for the Background Screening Services segment increased $1.4 million, or 12.3%, from $11.1 million for the three months ended March 31, 2002 to $12.5 million for the three months ended March 31, 2003. This increase was primarily the result of an increase of 16% in the demand for our domestic pre-employment background checking services and an increase of 12% in our Laboratory testing services. These increases were partially offset by a decrease of 24% in our surveillance services company.

      Security Services - Net sales for the Security Services segment decreased $1.9 million, or 25.5%, from $7.6 million for the three months ended March 31, 2002 to $5.7 million for the three months ended March 31, 2003. This decrease was primarily the result of a decrease in corporate activity due to the current domestic economic environment and a delay in the issuance of additional government contracts.

      Cost of sales and gross margin. Cost of sales increased $17.3 million, or 55.6%, from $31.0 million for the three months ended March 31, 2002 to $48.3 million for the three months ended March 31, 2003. Gross margin as a percentage of sales increased 9.3 percentage points from 44.6% for the three months ended March 31, 2002 to 53.9% for the three months ended March 31, 2003.

      Corporate Advisory and Restructuring Services - Gross margin for the Corporate Advisory and Restructuring Services segment decreased 0.9 percentage points from 60.8% for the three months ended March 31, 2002 to 59.9% for the three months ended March 31, 2003. This was primarily attributable to higher professional expenses incurred to handle our increased case load. This was partially offset by the recognition of $3.4 million in success fees during the first quarter of 2003.

      Consulting Services - Gross margin for the Consulting Services segment increased 4.8 percentage points from 38.9% for the three months ended March 31, 2002 to 43.7% for the three months ended March 31, 2003. This was primarily attributable to increased utilization in our domestic and European consulting businesses, which was driven by new business and cross-selling within Kroll's Corporate Advisory and Restructuring Services segment.

      Technology Services - Gross margin for the Technology Services Segment increased 27.1 percentage points from 44.6% for the three months ended March 31, 2002 to 71.7% for the three months ended March 31, 2003. This increase is primarily due to the inclusion of Ontrack. Ontrack was acquired on June 13, 2002.

      Background Screening Services - Gross margin for the Background Screening Services segment increased 0.1 percentage points from 46.7% for the three months ended March 31, 2002 to 46.8% for the three months ended March 31, 2003. This increase was primarily attributable to increased margins in our domestic pre-employment background checking business.

      Security Services - Gross margin for the Security Services segment decreased 9.8 percentage points from 39.3% for the three months ended March 31, 2002 to 29.5% for the three months ended March 31, 2003. This decrease is primarily attributable to the 25.5% decrease in revenues in the first quarter of 2003.

      Operating expenses. Operating expenses increased $16.8 million, or 82.2%, from $20.5 million for the three months ended March 31, 2002 to $37.3 million for the three months ended March 31, 2003. This increase is primarily due to the inclusion of the operating expenses for Ontrack and Kroll Zolfo Cooper for the three months ended March 31, 2003. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively.

      As a percent of net sales, selling, general and administrative expenses decreased 4.7 percentage points from 36.2% for the three months ended March 31, 2002 to 31.5% for the three months ended March 31, 2003.

      Interest expense, net. Interest expense, net decreased $0.1 million during the three months ended March 31, 2003 due to interest earnings from larger short-term investments made possible by our increased cash position.

      Provision for income taxes. The provision for income taxes increased $5.8 million from $1.2 million for the three months ended March 31, 2002 to $7.1 million for the three months ended March 31, 2003. The increase in the provision for income taxes is due to higher pre-tax income and an increase in our effective income tax rate. The increase in the effective tax rate was caused primarily by the benefit realized in 2002 from the utilization of our tax loss carry forwards during the period.

      Net income. Net income improved $9.0 million from $2.3 million for the three months ended March 31, 2002 to $11.3 million for the three months ended March 31, 2003 as a result of the above mentioned items.

Liquidity and Capital Resources

      General

       Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations.

      Kroll currently believes that cash on hand, cash flows from operations and available borrowings under its credit facility will be sufficient to meet its current funding requirements and obligations.

      Cash Flows

      Cash flows from operating activities. Operating activities provided $17.7 million during the three months ended March 31, 2003, compared with $1.0 million provided from operating activities during the three months ended March 31, 2002. The $16.7 million increase reflects strong sales growth from existing operations and contributions from strategic acquisitions completed during 2002. In addition, $5.2 million of cash was used to fund working capital investments in the 2002 period, compared with $0.3 million used to fund working capital investments in the 2003 period.

      Cash flows used in investing activities. Investing activities used $10.2 million during the three months ended March 31, 2003, compared with $2.4 million used in investing activities during the three months ended March 31, 2002. In the 2002 period, $0.9 million was used for capital expenditures, $1.1 million was used for database additions and $0.4 million was used for intangible assets, compared with $1.9 million used for capital expenditures, $1.2 million used for database additions and $3.1 million used for intangible assets in the 2003 period. The $3.1 million used for intangible assets in the 2003 period resulted primarily from the acquisition of Certico on March 14, 2003. In addition, acquisitions, net of cash acquired, amounted to $2.5 million and other investments amounted to $1.5 million in the 2003 period.

      Cash flows from (used in) financing activities. Financing activities used $5.3 million during the three months ended March 31, 2003, compared with $1.0 million provided from financing activities during the three months ended March 31, 2002. In the 2002 period, Kroll's net borrowings of debt provided $0.5 million, compared to payments on debt of $3.5 million in the 2003 period. In 2003, Kroll paid additional financing fees of $0.5 million and segregated $2.2 million to cash-collateralize certain obligations until additional financing was completed. In addition, $0.8 million was provided from the exercise of stock options in the 2002 period, compared with $0.6 million provided from the exercise of stock options and $0.6 million provided from Kroll's Employee Stock Purchase Plan contributions in the 2003 period.

      Revolving Line of Credit

      On March 6, 2003, Kroll executed agreements with Fleet providing a revolving credit facility of up to $25 million for a term of three years. Kroll's obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll's material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

      The $25 million Goldman Sachs revolving credit facility undertaken as part of a $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote-off approximately $0.1 million of unamortized deferred financing fees relating to this facility as a charge to operating expenses in the first quarter of 2003. There were no borrowings made under the retired $25 million revolving credit facility.

      The Company was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. Such amount is included within other long-term assets on the consolidated condensed balance sheet at March 31, 2003.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) the prime rate of Fleet or
(2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, certain acquisitions, and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowing made under this facility. At March 31, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      During the first quarter of 2003, maximum borrowings permitted under a demand note acquired by Kroll in connection with the acquisition of Buchler Philips in 1999 decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.6 million, as translated at March 31, 2003. The demand note bears interest at the Bank of England's base rate plus 1.5%. At March 31, 2003, the interest rate was 5.25%. Borrowings outstanding under this demand note were approximately $0.1 million, as translated at March 31, 2003, a decrease of $3.7 million from the amount included at December 31, 2002 due to repayments made during the first quarter of 2003.

      Senior Convertible Notes

       The $30.0 million aggregate principal amount of 6% Convertible Notes due 2006 bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are immediately convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

      Acquisitions

      On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper (see
Note 10 of the Notes to the consolidated condensed unaudited financial statements.)

      On March 14, 2003, Kroll consummated an asset purchase agreement with Certico. Under the agreement, Kroll acquired most of Certico's assets and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      On March 21, 2003, Kroll completed the acquisition of PRM for a purchase price of $1.4 million paid in cash. An additional payment of up to $1.9 million will become payable after one year if agreed upon profit levels are achieved. PRM provides pre-employment screening services in the UK, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      Also during the first quarter of 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.0 million in cash and invested $1.0 million in iJet. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment. The investment in iJet, which is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry, is convertible into preferred stock of iJet upon iJet raising additional equity financing.

      Kroll's contractual obligations were comprised of the following as of March 31, 2003:


                                                                           Payments due by Period
                                                 ---------------------------------------------------------------------------
Contractual Obligation                                                                                               After
                                                  Total       Within 1 Year       2-3 Years        4-5 Years        5 Years
                                                 -------      -------------       ---------        ---------        --------
                                                                           (dollars in thousands)

Long-term debt ...............................   $30,089          $    64          $    25          $30,000          $  --
Operating leases .............................    59,303           13,489           22,017           16,697            7,100
Other long-term obligations ..................     1,000              250              500              250             --
                                                 -------          -------          -------          -------          -------
   Total .....................................   $90,392          $13,803          $22,542          $46,947          $ 7,100
                                                 =======          =======          =======          =======          =======

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

      Recent Accounting Pronouncements

      On January 1, 2003, Kroll adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have any material impact on Kroll's consolidated results of operations or financial position.

      On January 1, 2003, Kroll adopted the SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement eliminates the automatic classification of gains or losses on the extinguishment of debt as an extraordinary item of income and requires that such gains or losses be evaluated for extraordinary classification under the criteria of APB No. 30 "Reporting Results of Operations". In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements.

      On January 1, 2003, Kroll adopted the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS Nos. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003, respectively.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provisions of FIN No. 45 applicable to guarantees issued or modified after December 31, 2002 did not have any impact on its consolidated results of operations or financial condition. Kroll adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 for older entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003, the effect of which did not have any impact on Kroll's consolidated results of operations or financial condition. Kroll does not expect the adoption of FIN No. 46 to older entities to have a material effect on its consolidated results of operations or financial position.

      On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Kroll does not expect the adoption of SFAS No. 149 to have any material effect on its consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

      Kroll's carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. Kroll's carrying value of its long-term debt is below its fair value as the convertible price of the Company's 6% Convertible Notes is below the current market price of its common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Kroll has been named as a defendant in eight lawsuits alleging that its officers and directors breached their fiduciary duties in connection with the now terminated proposed acquisition of a majority of Kroll's shares by a company formed by Blackstone Capital Partners III Merchant Banking Fund L.P. ("Blackstone"). Five of the lawsuits were filed in the Court of Common Pleas, Butler County, Ohio, and were consolidated on November 29, 1999. The remaining three lawsuits were filed in the United States District Court for the Southern District of New York and were consolidated on November 30, 1999. The plaintiffs allege that Kroll's officers and directors breached their fiduciary duties by deferring acquisitions, by negotiating an inadequate acquisition price, by failing to engage in arms-length negotiations and by failing to seek redress from Blackstone after Blackstone terminated the proposed transaction. The plaintiffs also allege that Blackstone and American International Group, Inc. ("AIG") aided and abetted the directors' and officers' alleged breaches of fiduciary duties. The plaintiffs seek to bring their claims derivatively on behalf of Kroll. On behalf of Kroll, they seek a declaration that the individual defendants breached their fiduciary duty and damages and attorneys' fees in an unspecified amount. The parties executed a stipulation of settlement providing for the settlement of these actions. On December 20, 2002, the New York court signed a Final Judgment and Order Approving the Settlement. On January 7, 2003, the Ohio court entered a Final Judgment dismissing the Ohio action. The Settlement included defendants' agreement not to object to plaintiffs' counsels' application for attorneys' fees and reimbursement of costs and expenses not to exceed $385,000 in the aggregate. Any such fees or costs approved are to be paid by Kroll's insurance carrier.

      For information on other pending litigation, please see Kroll's Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Kroll's revolving credit facility described Under "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes negative and financial covenants which, among other things, prohibit the payment of cash dividends by the Company except in certain limited circumstances, require the Company to maintain a minimum level of EBITDA, net income and domestic assets and meet leverage and net worth ratios.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 Number    Description
 ------    -----------


   3.1 Amended and Restated Certificate of Incorporation of Kroll Inc. (previously filed as Exhibit 3.4 to Kroll Inc.'s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (Reg. No. 222-75972), as filed with the SEC on May 3, 2002 (the "Post-Effective Amendment").

   3.2     Amended and Restated By-laws of the Registrant (previously filed as
           Exhibit 3.4 to the Post-Effective Amendment).

   4.1 Securities Purchase Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and Kroll Inc. (previously filed as Exhibit 4.1 to Kroll Inc.'s Current Report on Form 8-K as filed with the SEC on November 20, 2001 (the "November 8-K")).

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

   4.6 Form of Intercreditor and Subordination Agreement by and among Foothill Capital Corporation, Palisade Concentrated Equity Partnership, L.P. and Pegasus Partners II, L.P. (previously filed as
           Exhibit 4.6 to Kroll Inc.'s Registration Statement on Form S-1 (Reg. No. 333-75972), as filed with the SEC on December 26, 2001 (the "S-1")).

   4.7 Termination, Amendment and Consent Agreement by and between Kroll Inc. and Palisade Concentrated Equity Partnership, L.P. (previously filed as Exhibit 10.3 to Kroll Inc.'s Current Report on Form 8-K as filed with the SEC on September 5, 2002 (the "September 8-K)).

   4.8 Registration Rights Agreement, dated as of September 5, 2002, by and among the members of Zolfo Cooper, LLC., the stockholders of Zolfo Cooper Holdings, Inc. and Kroll Inc. (previously filed as Exhibit 4.1 to the September 8-K).

  10.1 Employment Agreement, dated March 13, 2003, between Kroll Inc. and Jules B. Kroll (previously filed as Exhibit 10.7 to the 10-K).*

  10.2 Loan and Security Agreement dated as of February 15, 2002, by and among Kroll Inc. and each of its subsidiaries that is a signatory thereto, as Borrowers, and Foothill Capital Corporation, as Lender (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2002 (the "March 2002 8-K)).

Exhibit
 Number    Description
 ------    -----------

  10.3 Stock Pledge Agreement dated as of February 15, 2002, by and among Kroll Inc., Kroll Holdings, Inc. LAMB Acquisition, Inc., Kroll Holdings SA, Laboratory Specialists of America, Inc., US Holdings, Inc., Kroll Associates, Inc. and Foothill Capital Corporation (previously filed as Exhibit 99.2 to the March 2002 8-K).

  10.4 Form of $75 Million Term Loan Note by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 4.2 to the September 8-K).

  10.5 Form of Revolving Loan Note by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 4.3 to the September 8-K).

  10.6 Credit and Guaranty Agreement by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 10.1 to the September 8-K).

  10.7 Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P. and Kroll Inc. (previously filed as Exhibit 10.2 to the September 8-K).

  10.8 Loan Agreement dated as of March 6, 2003, by and between Kroll Inc. and Fleet National Bank, as Lender (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on March 7 (the "March 2003 8-K")).

  10.9 Pledge Agreement dated as of March 6, 2003, by and among Kroll Inc. each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.2 to the March 2003 8-K).

  10.10 Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.3 to the March 2003 8-K).

  10.11 Trademark Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.4 to the March 2003 8-K).

  10.12 Revolving Credit Note dated as of March 6, 2003 by Kroll Inc. in favor of Fleet National Bank (previously filed as Exhibit 99.5 to the March 2003 8-K).

  10.13 Guaranty dated as of March 6, 2003 by each of the subsidiaries that is a signatory thereto in favor of Fleet National Bank (previously filed as Exhibit 99.6 to the March 2003 8-K).

  99.1     Certification of Chief Executive Officer

  99.2     Certification of Chief Financial Officer


------------------
* Executive compensation agreement.

(b)   Reports on Form 8-K:

           During the quarter ended March 31, 2003, Kroll filed the following current report on Form 8-K:

           Date of Report: March 6, 2003 (filed on March 7, 2003); Items 5 and
           7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of May, 2003.

                                       Kroll Inc.

                                       By: /s/ Steven L. Ford
                                          -------------------------------
                                           Steven L. Ford
                                           Executive Vice President and
                                           Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 12, 2003



By: /s/ Michael G. Cherkasky
    -----------------------------
     Michael G. Cherkasky,
     Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 12, 2003



By: /s/ Steven L. Ford
   --------------------------
     Steven L. Ford,
     Chief Financial Officer