Form 10-Q
period 2003-06-30
KROLL INC
filed 2003-08-14
CIK 1020476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                        Commission File Number: 000-21629

                            ------------------------


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

     The number of shares outstanding of the Registrant's common stock was 40,768,245 shares as of July 31, 2003.


--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
   PART I - FINANCIAL STATEMENTS

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets (unaudited)
           as of June 30, 2003 and December 31, 2002 .... .................   1

           Consolidated Condensed Statements of Income and
           Comprehensive Income (unaudited) for the three and
           six months ended June 30, 2003 and 2002.........................   3

           Consolidated Condensed Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2003 and 2002.................   4

           Notes to Consolidated Condensed Financial Statements
           (unaudited) ....................................................   5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk......  31

   Item 4. Controls and Procedures ........................................  32


   PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ............................................. . 33

   Item 2. Changes in Securities and Use of Proceeds......................   34

   Item 4. Submission of Matters to a Vote of Security Holders ...........   35

   Item 6. Exhibits and Reports on Form 8-K ..............................   36

           Signatures ....................................................   37

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   KROLL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                            June 30,       December 31,
                                                                              2003            2002
                                                                           ---------       ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................................   $ 100,411       $  77,317
   Trade accounts receivable, net of allowance for
     doubtful accounts of $7,061 and $6,875 at June 30,
     2003 and December 31, 2002, respectively ..........................      60,574          48,661
   Unbilled revenues ...................................................      28,018          29,921
   Related party receivables ...........................................         656             720
   Deferred tax assets .................................................       5,137           5,304
   Assets of discontinued operations (Note 7) ..........................         732           9,399
   Prepaid expenses and other current assets ...........................       8,262           7,909
                                                                           ---------       ---------
     Total current assets ..............................................     203,790         179,231
                                                                           ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land ................................................................         194             194
   Buildings and improvements ..........................................       2,092           2,092
   Leasehold improvements ..............................................      13,908          12,420
   Furniture and fixtures ..............................................       7,865           7,409
   Machinery and equipment .............................................      43,091          38,268
                                                                           ---------       ---------
                                                                              67,150          60,383
   Less-accumulated depreciation and amortization ......................     (38,826)        (33,190)
                                                                           ---------       ---------
                                                                              28,324          27,193
                                                                           ---------       ---------
DATABASES, net of accumulated amortization of $40,599 and
   $38,200 at June 30, 2003 and December 31, 2002,
   respectively ........................................................      10,720          10,715
GOODWILL ...............................................................     292,354         292,095
OTHER INTANGIBLE ASSETS, net of accumulated amortization
   of $7,847 and $5,599 at June 30, 2003 and December 31,
   2002, respectively (Note 8) .........................................      29,601          25,195
OTHER ASSETS ...........................................................       8,449           5,193
                                                                           ---------       ---------
     Total Assets ......................................................   $ 573,238       $ 539,622
                                                                           =========       =========


   The accompanying notes are an integral part of these consolidated condensed unaudited financial statements


                                   KROLL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                             June 30,        December 31,
                                                                               2003             2002
                                                                            ----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Revolving lines of credit (Note 9) .................................     $     695        $   4,209
   Current portion of long-term debt (Note 9) .........................          --                 73
   Trade accounts payable .............................................         8,628           10,529
   Related party payables .............................................           962            2,253
   Accrued payroll and related benefits ...............................        15,523            9,423
   Other accrued liabilities ..........................................         9,905           10,873
   Income taxes payable ...............................................        16,023            2,448
   Liabilities of discontinued operations (Note 7) ....................           795              857
   Deferred revenue ...................................................        10,711           14,488
                                                                             --------        ---------
     Total current liabilities ........................................        63,242           55,153
DEFERRED INCOME TAXES .................................................         5,185            5,358
CONVERTIBLE NOTES, net of unamortized discount of $8,693
   and $9,599 at June 30, 2003 and December 31, 2002,
   respectively (Note 9) ..............................................        21,307           20,401
LONG-TERM DEBT, net of current portion (Note 9) .......................          --                 18
OTHER LONG-TERM LIABILITIES ...........................................         1,435            1,785
                                                                            ---------        ---------
     Total liabilities ................................................        91,169           82,715
                                                                            ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 11):
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued ..........................................          --               --
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 40,671,174 and 36,994,758 shares issued
     and outstanding at June 30, 2003 and December 31, 2002,
      respectively ....................................................           407              370
   Common shares to be issued for acquisition (Note 6) ................          --             55,280
   Additional paid-in-capital .........................................       520,488          456,843
   Accumulated deficit ................................................       (35,348)         (51,590)
   Accumulated other comprehensive loss ...............................        (2,222)          (3,952)
   Deferred compensation ..............................................        (1,256)             (44)
                                                                            ---------        ---------
     Total stockholders' equity .......................................       482,069          456,907
                                                                            ---------        ---------
                                                                            $ 573,238        $ 539,622
                                                                            =========        =========


   The accompanying notes are an integral part of these consolidated condensed unaudited financial statements


                                   KROLL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                  -----------------------    -------------------------
                                                                    2003          2002          2003           2002
                                                                  ---------     ---------    ----------      ---------


NET SALES ....................................................    $ 111,442     $  58,017     $ 214,930      $ 112,380
COST OF SALES ................................................       47,368        31,125        94,939         61,138
                                                                  ---------     ---------     ---------      ---------
   Gross profit ..............................................       64,074        26,892       119,991         51,242
                                                                  ---------     ---------     ---------      ---------
OPERATING EXPENSES:
   Selling and marketing .....................................        9,874         5,202        18,978          9,402
   General and administrative ................................       28,194        15,013        51,400         30,453
   Research and development ..................................        2,889           451         6,050            451
   Amortization of other intangible assets ...................        1,263           315         2,458            521
                                                                  ---------     ---------     ---------      ---------
     Operating expenses ......................................       42,220        20,981        78,886         40,827
                                                                  ---------     ---------     ---------      ---------
      Operating income .......................................       21,854         5,911        41,105         10,415

OTHER INCOME (EXPENSE):
   Interest expense, net .....................................         (792)         (932)       (1,622)        (1,844)
   Other income (expense) ....................................          (35)          132           (37)            84
                                                                  ---------     ---------     ---------      ---------
     Income before provision for income taxes ................       21,027         5,111        39,446          8,655
   Provision for income taxes ................................        8,095         1,625        15,187          2,859
                                                                  ---------     ---------     ---------      ---------
     Income from continuing operations .......................       12,932         3,486        24,259          5,796
   Discontinued operations (Note 7):
     Income (loss) from discontinued operations,
      net of tax .............................................         (159)          119          (211)           126
     Loss on disposal of discontinued operations,
      net of tax .............................................       (7,806)         --          (7,806)          --
                                                                  ---------     ---------     ---------      ---------
      Net income .............................................        4,967         3,605        16,242          5,922
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency translation adjustment, net of
     tax provision of $1,286 and $355 for the three
     months ended June 30, 2003 and 2002,
     respectively, and $1,083 and $96 for the six
     months ended June 30, 2003 and 2002,
     respectively ............................................        2,054           679         1,730            194
                                                                  ---------     ---------     ---------      ---------
      Comprehensive income ...................................    $   7,021     $   4,284     $  17,972      $   6,116
                                                                  =========     =========     =========      =========
PER SHARE DATA (Note 5):
   BASIC
     Income from continuing operations .......................    $    0.32     $    0.14     $    0.60      $    0.24
                                                                  =========     =========     =========      =========
     Net income ..............................................    $    0.12     $    0.15     $    0.40      $    0.25
                                                                  =========     =========     =========      =========
     Weighted average shares outstanding .....................       40,299        24,577        40,152         23,675
                                                                  =========     =========     =========      =========
   DILUTED
     Income from continuing operations .......................    $    0.31     $    0.13     $    0.59      $    0.23
                                                                  =========     =========     =========      =========
     Net income ..............................................    $    0.12     $    0.14     $    0.39      $    0.24
                                                                  =========     =========     =========      =========
     Weighted average shares outstanding .....................       41,462        25,846        41,206         24,945
                                                                  =========     =========     =========      =========

        The accompanying notes are an integral part of these consolidated condensed unaudited financial statements


                                   KROLL INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        --------------------------
                                                                          2003            2002
                                                                        ---------       ----------
OPERATING ACTIVITIES:

   Net income ......................................................... $  16,242       $   5,922
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Income) loss from discontinued operations .......................     8,017            (126)
     Bad debt expense .................................................     2,460             676
     Depreciation and amortization ....................................     9,513           5,431
     Non-cash interest expense ........................................     1,119             939
     Write-off of deferred financing fees .............................        85            --
     Non-cash compensation expense ....................................       217            --
   Changes in operating assets and liabilities, excluding
     the impact of acquisitions and dispositions:
     Trade accounts receivable and unbilled revenues ..................   (10,074)         (2,905)
     Prepaid expenses and other current assets ........................      (192)           (352)
     Trade accounts payable ...........................................    (4,394)         (2,349)
     Income taxes payable .............................................    13,330           1,662
     Amounts due to/from related parties ..............................     1,089             863
     Deferred income taxes ............................................       (54)           --
     Deferred revenue .................................................    (3,923)         (1,138)
     Accrued liabilities ..............................................     4,021          (3,290)
     Other long-term liabilities ......................................       (93)           (160)
                                                                          -------         -------
     Net cash provided by operating activities ........................    37,363           5,173
                                                                          -------         -------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........................    (5,737)           (930)
   Additions to databases .............................................    (2,046)         (2,035)
   Additions to other intangible assets (Note 6) ......................    (3,278)         (2,933)
   Acquisitions, net of cash acquired (Note 6) ........................    (3,117)         29,132
   Other investments (Note 6) .........................................    (3,510)            (14)
   Other ..............................................................       (27)              5
                                                                          -------         -------
     Net cash provided by (used in) investing activities ..............   (17,715)         23,225
                                                                          -------         -------
FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving lines of
     credit ...........................................................    (4,026)         (1,765)
   Cash collateralization related to letters of credit ................      (450)           --
   Payments of long-term debt .........................................      (340)           (469)
   Foreign currency translation .......................................      (219)           (470)
   Net proceeds from Employee Stock Purchase Plan
     contributions ....................................................       444            --
   Issuance of stock under Employee Stock Purchase Plan ...............       993            --
   Proceeds from exercise of employee stock options ...................     5,981           5,052
                                                                          -------         -------
     Net cash provided by financing activities ........................     2,383           2,348
                                                                          -------         -------
Effect of foreign currency exchange rates on cash and cash
   equivalents ........................................................       437             (58)
                                                                          -------         -------
Net cash provided by discontinued operations ..........................       626              12
                                                                          -------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................    23,094          30,700
CASH AND CASH EQUIVALENTS, beginning of period ........................    77,317          11,485
                                                                          -------         -------
CASH AND CASH EQUIVALENTS, end of period .............................. $ 100,411       $  42,185
                                                                        =========       =========

   The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

                                  KROLL INC.
     NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.    Nature of Operations

      Kroll Inc., together with its subsidiaries (collectively, Kroll), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll's five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five groups are:
(1) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (2) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides pre-employment and security background screening and substance abuse testing and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

2.    Basis of Presentation

      The accompanying consolidated condensed unaudited financial statements include the historical consolidated financial statements of Kroll; the businesses it has acquired, since their respective dates of acquisition, under the purchase method of accounting; and the financial position, results of operations and cash flows of entities which were merged with Kroll in connection with pooling of interests business combinations prior to July 1, 2001. All intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method. Investments in less than 20% owned entities are accounted for under the cost method.

      On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto Surveillance Inc ("InPhoto"). In connection with this disposition, the account balances and activities of InPhoto were segregated and reported as a discontinued operation in the accompanying consolidated condensed unaudited financial statements for all periods presented. (See Note 7 for further discussion.)

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from these estimates. The accompanying consolidated condensed unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll's Annual Report on Form 10-K for the year ended December 31, 2002.

3.    Recent Accounting Pronouncements

      On January 1, 2003, Kroll adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on Kroll's consolidated results of operations or financial position.

      On January 1, 2003, Kroll adopted SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the classification of gains or losses on the extinguishment of debt as an extraordinary item and requires that such gains or losses be evaluated for extraordinary classification under the criteria of Accounting Principal Board ("APB") No. 30 "Reporting Results of Operations". In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements.

      On January 1, 2003, Kroll adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional disclosure requirements effective from December 31, 2002. (See Note 4 for the additional interim disclosures required by SFAS No. 148.)

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provisions of FIN No. 45 applicable to guarantees issued or modified after December 31, 2002 did not have an impact on its consolidated results of operations or financial condition. Kroll adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 for older entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003. As Kroll does not utilize variable interest entities, the adoption of FIN No. 46 did not have an effect on its consolidated results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Kroll does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. Kroll does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated results of operations or financial position.

4.    Stock-Based Compensation

      Kroll accounts for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in APB Opinion 25, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method prescribed in APB Opinion 25, compensation cost for stock-based compensation plans is required to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 also established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made.

      Under APB Opinion 25, no stock-based employee compensation cost relating to Kroll's option plans was reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and net income per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                         --------------------   --------------------
                                                           2003       2002        2003        2002
                                                         --------   ---------   --------    --------
                                                                       (in thousands)

Net income, as reported ................................ $  4,967   $   3,605   $ 16,242    $  5,922
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects ............................................    1,776       1,515      3,537       3,030
                                                         --------   ---------   --------    --------
Pro forma net income ................................... $  3,191   $   2,090   $ 12,705    $  2,892
                                                          =======    ========    =======    ========


                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  -------------------
                                        2003       2002       2003      2002
                                       -------   -------   --------   --------
Net income per share:
Basic
    As Reported ...................... $  0.12   $  0.15   $   0.40   $  0.25
    Pro Forma ........................ $  0.08   $  0.09   $   0.32   $  0.12
Diluted
    As Reported ...................... $  0.12   $  0.14   $   0.39   $  0.24
    Pro Forma ........................ $  0.08   $  0.08   $   0.31   $  0.12

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:


                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                      ------------------     ----------------
                                       2003       2002        2003      2002
                                      ------     -------     ------    ------

Dividend yield .......................   --        --          --        --
Expected volatility .................. 54.9%     59.0%       54.9%     59.0%
Risk-free interest rate .............. 2.15%     3.0%        2.15%     3.0%
Expected lives ....................... 5.0yrs    5.0yrs      5.0yrs    5.0yrs


5.    Earnings Per Share
------------------------------------------------------------------------------

       Pursuant to the provisions of SFAS No. 128 "Earnings Per Share," basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding non-vested shares. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants and assumed issuance of non-vested stock.

      The beginning weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2003 in the table below includes the effect of 2.9 million shares of common stock issued in January 2003 relating to the acquisition of Zolfo Cooper, LLC ("Zolfo Cooper") on September 5, 2002, the closing date of the acquisition (see Notes 6 and 11).


                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                           --------------------------      --------------------------
                                                              2003            2002            2003             2002
Income (loss) per share:
Basic
   Income from continuing operations ....................  $   0.32         $   0.14        $   0.60         $   0.24
   Income (loss) from discontinued operations ...........     (0.01)            0.01            0.01
   Loss on disposal of discontinued operations ..........     (0.19)             --            (0.19)             --
                                                           --------         --------        --------         --------

      Net income ........................................  $   0.12         $   0.15        $   0.40         $   0.25
                                                           ========         ========        ========         ========
Diluted
   Income from continuing operations ....................  $   0.31         $   0.13        $   0.59         $   0.23
   Income (loss) from discontinued operations ...........        --             0.01           (0.01)            0.01
   Loss on disposal of discontinued operations ..........     (0.19)             --            (0.19)             --
                                                           --------         --------        --------         --------
      Net income ........................................  $   0.12         $   0.14        $   0.39         $   0.24
                                                           ========         ========        ========         ========


                                                                Three Months Ended               Six Months Ended
                                                                    June 30,                         June 30,
                                                             ----------------------           ----------------------
                                                              2003             2002            2003             2002
                                                              ----             ----            ----             ----
                                                                                 (in thousands)
Weighted average shares outstanding:
     Basic ..............................................    40,299           24,577          40,152           23,675
     Stock options and non-vested shares ................     1,163            1,269           1,054            1,270
                                                            -------          -------         -------          -------
     Diluted ............................................    41,462           25,846          41,206           24,945
                                                            =======          =======         =======          =======


      At June 30, 2003, there were 240,300 options outstanding to purchase an equivalent number of shares of common stock of Kroll at $26.94 per option that were not included in the shares in the above table because the options' exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

      At June 30, 2002, there were 8,719 warrants and 1,647,108 options outstanding to purchase an equivalent number of shares of common stock of Kroll at $25.69 per warrant and a range of $20.22 to $26.94 per option that were not included in the shares in the above table because the warrants' and options' exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

      Basic weighted average shares outstanding for the three and six months ended June 30, 2003 exclude the effect of 40,854 shares of restricted stock awarded during June 2003 as such shares are forfeitable prior to the vesting provisions of the award being satisfied.

6.    Acquisitions

      Pending Acquisition

      On June 24, 2003, Kroll announced that it had entered into a definitive agreement to acquire Factual Data Corp. ("Factual Data") for approximately $115 million. The acquisition is subject to customary closing conditions, including approval by Factual Data's shareholders at Factual Data's special meeting to be held on August 21, 2003. The acquisition has received clearance under the U.S. Antitrust regulations.

       Upon satisfaction of the customary closing conditions, for each share of Factual Data common stock owned just before the merger, Factual Data shareholders will be entitled to receive $14.00 in cash and a partial share of Kroll common stock calculated to have a value equal to $3.50 based on the volume weighted average price of Kroll common stock over a period of 20 consecutive trading days ending three trading days before the vote of the Factual Data shareholders at the Factual Data special meeting. If this average price is $29.15 or more, Factual Data shareholders will receive 0.1201 of a share of Kroll common stock. If this average price is $23.85 or less, Factual Data shareholders will receive 0.1467 of a share of Kroll common stock. However, if this average price is less than $23.85, the Factual Data board of directors can terminate the merger agreement unless Kroll agrees to deliver to Factual Data shareholders Kroll common stock calculated to have a value equal to $3.50 for each share of Factual Data common stock, based on the volume weighted average price of Kroll common stock over the period of 20 consecutive trading days ending three trading days before the vote of the Factual Data shareholders at the Factual Data special meeting.

      Consummated Acquisitions

        On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002. (see Note 11).

        On March 14, 2003, Kroll consummated an asset purchase agreement with Certico Verification Services, LLC ("Certico"). Under the agreement, Kroll acquired most of Certico's assets and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Such amount has been included in the Consolidated Condensed Statement of Cash Flows within Investing activities as Additions to other intangible assets. Certico provides background checking services and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

        On March 21, 2003, Kroll completed the acquisition of Personnel Risk Management ("PRM") for a purchase price of $1.4 million paid in cash. An additional payment of up to $1.9 million will become payable after one year if agreed upon profit levels are achieved. PRM provides pre-employment screening services in the UK, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

        On March 25, 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.2 million in cash. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment.

        The amounts paid for PRM and Invex, as well as related transaction costs and expenses, have been included in the Consolidated Condensed Statement of Cash Flows within Investing activities as Acquisitions, net of cash acquired.

        Pro Forma financial data for the preceding three acquisitions is not presented as such acquisitions were not material to Kroll's consolidated financial position or results of operations.

        On March 27, 2003, Kroll invested $1.0 million in iJet. The investment in iJet, which is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry, is convertible into preferred stock of iJet upon iJet raising additional equity financing. The investment in iJet is included in Other Assets in the consolidated condensed balance sheet as of June 30, 2003.

        On May 22, 2003, Kroll invested $2.0 million in Eid Access Inc. ("EID"). The investment in EID, which provides vendor security solutions, is convertible into preferred stock of EID at Kroll's option. The investment in EID is included in Other Assets in the consolidated condensed balance sheet as of June 30, 2003.

        The amounts paid for iJet and EID, as well as related transaction costs and expenses, have been included in the Consolidated Condensed Statement of Cash Flows within Investing activities as Other investments.

7.    DISCONTINUED OPERATIONS

        On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto, for $850,000 in cash. In connection with this disposition, Kroll wrote-off $7.5 million of related goodwill. InPhoto, which was part of Kroll's Background Screening Services segment, provided surveillance services primarily to the insurance industry.

Summarized Statement of Income data for InPhoto consisted of (in thousands):


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                               -----------------------        -----------------------
                                                                2003            2002           2003            2002

Net sales .................................................... $ 1,064         $ 1,702        $ 2,350         $ 3,355
                                                               =======         =======        =======         =======
Income (loss) from discontinued operations:
  Income (loss) before provision for income tax .............. $  (196)        $    69        $  (280)        $    79
  Provision (benefit) for income tax .........................     (37)             20            (69)             23
                                                               -------         -------        -------         -------
    Income (loss) from discontinued operations, net
    of tax ................................................... $  (159)        $    49        $  (211)        $    56
                                                               =======         =======        =======         =======
Loss on disposal of discontinued operations:
  Loss on disposal of discontinued operations ................ $(7,767)        $  --          $(7,767)        $  --
  Provision for income tax ...................................      39            --               39            --
                                                               -------         -------        -------         -------
    Loss on disposal of discontinued operations, net
    of tax ................................................... $(7,806)        $  --          $(7,806)        $  --
                                                               =======         =======        =======         =======

Summarized Balance Sheet data for InPhoto as of June 30, 2003 and December 31, 2002 consisted of (in thousands):


                                                        June 30,    December 31,
                                                          2003         2002
                                                        -------     -----------

 Assets of discontinued operations:
    Current assets .................................     $  708        $1,170
  Property and equipment, net ......................         24           225
  Goodwill, net ....................................       --           7,487
  Other assets .....................................       --             517
                                                         ------        ------
    Total assets of discontinued
    operations .....................................     $  732        $9,399
                                                         ======        ======
 Liabilities of discontinued
operations:
  Current liabilities ..............................     $  795        $  822
  Other liabilities ................................       --              35
                                                         ------        ------
    Total liabilities of discontinued
    operations .....................................     $  795        $  857
                                                         ======        ======

      During the three and six months ended June 30, 2002, Kroll also recorded $70,000 of income from its previously discontinued security products and services group, net of taxes.

8.    Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," Kroll did not record any amortization expense for goodwill during the three and six months ended June 30, 2003 and 2002.

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

      As of June 30, 2003, Kroll had recorded cost and accumulated amortization for other intangible assets of $37.4 million and $7.8 million, respectively. Of this amount, $19.6 million relates to the cost and $4.7 million relates to accumulated amortization for acquired customer lists. An additional $12.3 million pertains to the cost and $1.8 million pertains to accumulated amortization for internally developed software. The remaining $5.5 million and $1.3 million of cost and accumulated amortization, respectively, is primarily related to non-compete agreements.

      Amortization expense for other intangible assets of $1.3 million and $0.3 million were recognized during the three months ended June 30, 2003 and 2002, respectively. Amortization expense for other intangible assets of $2.5 million and $0.5 million were recognized during the six months ended June 30, 2003 and 2002, respectively. Approximately $23.0 million of amortization expense is anticipated to be recognized over the next five years as follows: $5.1 million in 2004, $4.8 million in 2005, $4.8 million in 2006, $4.7 million in 2007 and $3.6 million in 2008.

9.    Debt

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

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility with Foothill. No borrowings were made under the terminated $15 million credit facility. Concurrently, Kroll entered into a new $100 million credit facility with Goldman Sachs that included a $25 million revolving credit facility and a $75 million term loan (see Note 9(c) for a discussion of the term loan portion of this facility). Kroll wrote-off financing fees of $0.4 million related to the replacement of the Foothill revolving credit facility during the third quarter of 2002.


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

      The Goldman Sachs revolving credit facility also required Kroll to pay a fee equal to 0.75% per annum of the unused portion of this facility. Upon the repayment of the term loan in October 2002 with the proceeds of Kroll's common stock offering, this fee was reduced to 0.375% per annum (see Notes 9(c) and 11). The revolving credit facility was secured by a lien on substantially all of Kroll's assets and those of most of Kroll's domestic subsidiaries.

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

      The $25 million Goldman Sachs revolving credit facility undertaken as part of the $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote-off approximately $0.1 million of unamortized deferred financing fees relating to this facility during the first quarter of 2003. There were no borrowings made under the retired $25 million revolving credit facility.

      During the first quarter of 2003, the Company was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. During the second quarter of 2003, $1.7 million of this amount was released to Kroll. The remaining amount is included within other long-term assets on the consolidated condensed balance sheet at June 30, 2003.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) the prime rate of Fleet or
(2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions, and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowing made under this facility. At June 30, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      In connection with the acquisition of Buchler Phillips prior to 2002, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. This amount was increased to 4.4 million pounds sterling in March 2002. The demand note bears interest at the Bank of England's base rate plus 1.5%. During the first quarter of 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.8 million, as translated at June 30, 2003. There were no borrowings outstanding under this demand note at June 30, 2003, a decrease of $3.8 million from the amount outstanding at December 31, 2002 due to repayments primarily made during the first quarter of 2003.

       (b) Senior Convertible Notes

       During 2001, Kroll obtained additional financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006 ("6% Convertible Notes"). The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      In connection with the issuance of the 6% Convertible Notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount is being amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization is approximately $2.3 million, or 7.6% per year, on the $30.0 million aggregate principal amount. The amount of non-cash interest expense resulting from this discount amortization during the three and six months ended June 30, 2003 was $.5 million and $.9 million, respectively. The amount of non-cash interest expense resulting from this discount amortization during the three and six months ended June 30, 2002 was $.4 million and $.8 million, respectively.

      The notes were secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll's subsidiaries as the Foothill revolving credit facility, except that the notes were subordinate to the security interest and rights of the credit facility lender.

      On September 5, 2002, Kroll amended certain provisions of its outstanding 6% Convertible Notes. Under the amendments, the security interest of the noteholders was terminated and the collateral securing the 6% Convertible Notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the 6% Convertible Notes. Furthermore, Palisade, the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% Convertible Notes that it owned to borrowings under the $100 million Goldman Sachs credit facility (see Notes 9(a) and (c)). In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll's common stock, and as a result of this agreement, paid Palisade $1.6 million in October 2002. Such amount was recorded as an extraordinary item during the third quarter of 2002. During 2003, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations.

      Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

       (c)   Long-term Note

      In connection with the acquisition of Zolfo Cooper in September 2002, Kroll obtained $75 million in term loan financing through a syndicate arranged by Goldman Sachs to be repaid under the following terms: $0.8 million by December 31, 2002, an additional $4.5 million within one year of the closing date, $18.7 million within two years of closing and the balance of $51.0 million within three years of closing.


      The term loan was part of a $100 million credit facility with Goldman Sachs which included a $25 million revolving credit facility (see Note 9(a)). The cost of obtaining the credit facility was being amortized over the facility's three year life. The term loan bore interest, at Kroll's election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt, as of that day, to EBITDA for the four fiscal quarters ending on such date. A provision in the term loan required that proceeds from any equity offering be used to repay the term loan.

      The term loan was repaid in October 2002 with the proceeds from Kroll's common stock offering (see Note 11). In the fourth quarter of 2002, Kroll wrote-off financing fees of $1.1 million associated with the repayment of the $75 million term loan. Such amount was recorded as an extraordinary item during the fourth quarter of 2002. During 2003, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations.

10.   Commitments and Contingencies

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville ("LAMB")), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer ("HSBC"). HSBC filed the underlying suit against Gordon Capital's former law firm, Davies, Ward & Beck, ("DW&B") seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital's losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital's alleged former auditors and AON Reed Stenhouse, Inc., Gordon Capital's alleged former insurance broker. The parties attended mediation on December 11 and 12, 2002, with additional dates to be scheduled in 2003. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (Cdn.) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. Kroll believes it may have other liability insurance available with respect to this claim. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

11.   Stockholders' Equity

      In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper (see Note 9(c)). The remaining proceeds were used for working capital to fund operations and other general company purposes. Because the repayment effectively terminated the term loan agreement, all unamortized deferred financing fees associated with this agreement were written-off as an extraordinary item in the fourth quarter of 2002.

      On January 1, 2003, Kroll issued 25,000 shares of restricted stock, valued at approximately $0.5 million. Such amount will be amortized over the applicable vesting period of three years as additional compensation expense.

      On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002. These shares were presented on the December 31, 2002 balance sheet under the caption "Common shares to be issued for acquisition."

      On June 3, 2003, Kroll issued 40,854 shares of restricted stock, valued at approximately $0.9 million. Such amount will be amortized over the applicable vesting period of one and a half years as additional compensation expense.


12.   Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items:

                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------
Supplemental Disclosure of Cash Flow Activities:
   Cash paid for interest ............................     $    995     $  1,025
                                                           ========     ========
   Cash paid for taxes, net of refunds ...............     $  3,098     $  1,490
                                                           ========     ========
Supplemental Disclosure of Non-cash Activities:
   Deferred compensation related to restricted
     stock issuance ..................................     $  1,429     $   --
                                                           ========     ========
   Issuance of common shares pertaining to the
     Zolfo Cooper acquisition ........................     $ 55,280     $   --
                                                           ========     ========
   Issuance of common shares pertaining to the
     Ontrack acquisition .............................     $   --       $150,019
                                                           ========     ========

There was no material change in the amount accrued at December 31, 2002 for Kroll's restructuring plans during the six months ended June 30, 2003.

13.   Customer and Segment Data

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

      The Background Screening Services segment includes revenues and expenses from pre-employment and security background checking and substance abuse testing.

      The Security Services segment includes revenues and expenses from security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

      The following summarizes information about Kroll's business segments for the three and six months ended June 30, 2003 and 2002:



                                                   Corporate
                                                   Advisory and                        Background                          Consoli-
                                                  Restructuring  Consulting Technology Screening  Security     Other        dated
                                                  -------------  ---------- ---------- ---------- --------    ----------   --------
                                                                                     (In thousands)
Three Months Ended June 30, 2003
    Net sales to unaffiliated customers .........    $ 44,437     $ 30,959  $ 17,981   $ 12,226   $  5,839    $     --     $111,442
                                                     ========    ========   ========   ========   ========    ==========   ========
    Gross profit ................................    $ 29,465    $ 13,514   $ 13,787   $  5,496   $  1,812    $     --     $ 64,074
                                                     ========    ========   ========   ========   ========    ==========   ========
    Operating income (loss) .....................    $ 20,464    $  7,486   $  3,901   $  2,044   $   (194)   $  (11,847)  $ 21,854
                                                     ========    ========   ========   ========   ========    ==========   ========

Three Months Ended June 30, 2002
    Net sales to unaffiliated customers .........    $  9,834    $ 25,494   $  4,144   $ 11,911   $  6,634    $     --     $ 58,017
                                                     ========    ========   ========   ========   ========    ==========   ========
    Gross profit ................................    $  5,188    $ 11,162   $  2,780   $  5,882   $  1,880    $     --     $ 26,892
                                                     ========    ========   ========   ========   ========    ==========   ========
    Operating income (loss) .....................    $  2,451    $  3,519   $    902   $  3,003   $    650    $   (4,614)  $  5,911
                                                     ========    ========   ========   ========   ========    ==========   ========

Six Months Ended June 30, 2003
    Net sales to unaffiliated customers .........    $ 83,842    $ 61,257   $ 34,892   $ 23,411   $ 11,528    $     --     $214,930
                                                     ========    ========   ========   ========   ========    ==========   ========
    Gross profit ................................    $ 53,072    $ 26,746   $ 25,909   $ 10,773   $  3,491    $     --     $119,991
                                                     ========    ========   ========   ========   ========    ==========   ========
    Operating income (loss) .....................    $ 37,953    $ 11,904   $  6,432   $  3,888   $   (927)   $  (18,145)  $ 41,105
                                                     ========    ========   ========   ========   ========    ==========   ========
As of June 30, 2003
      Goodwill, net of accumulated
        amortization ............................    $171,810    $ 17,297   $ 94,320   $  3,052   $  5,875    $     --     $292,354
                                                     ========    ========   ========   ========   ========    ==========
    Identifiable assets .........................    $ 52,490    $ 51,972   $ 29,461   $ 25,921   $ 11,377    $     --      171,221
                                                     ========    ========   ========   ========   ========    ==========
    Corporate assets ............................                                                                           108,931

    Net assets of discontinued
       operations ...............................                                                                               732
                                                                                                                           --------
    Total assets ................................                                                                          $573,238
                                                                                                                           ========
Six  Months Ended June 30, 2002
    Net sales to unaffiliated customers .........  $ 20,163      $ 51,690   $  4,907   $ 21,354   $ 14,266    $     --     $112,380
                                                   ========      ========   ========   ========   ========    ==========   ========
    Gross profit ................................  $ 11,471      $ 21,342   $  3,120   $ 10,429   $  4,880    $     --     $ 51,242
                                                   ========      ========   ========   ========   ========    ==========   ========
    Operating income (loss) .....................  $  4,941      $  6,701   $    740   $  5,078   $  2,963    $  (10,008)  $ 10,415
                                                   ========      ========   ========   ========   ========    ==========   ========


      Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income equals gross profit less operating expenses. Operating income does not include the following items: interest expense, interest income, other income (expense) and income taxes. The "Other" column includes the cost of Kroll's corporate headquarters. Identifiable assets by segment are those assets that are used in Kroll's operations in each segment. Corporate assets are principally cash, computer software and certain prepaid expenses.

14.   Subsequent Events


            On July 18, 2003, Kroll consummated an asset purchase agreement with Intellifacts Corporation ("Intellifacts"). Under the agreement, Kroll acquired substantially all the assets of Intellifacts and assumed certain liabilities for a purchase price of $2.2 million in cash. Intellifacts, which provides background checking services, will be included within the Background Screening Services segment.

                      -------------------------------------

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

     o Background Screening Services. Kroll provides pre-employment and security background screening and substance abuse testing.

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

Results of Operations

The following table sets forth the items noted as a percentage of total net sales:


                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                            ---------------------      -------------------
                                                               2003         2002         2003        2002
                                                            ---------     -------      --------    -------
Net sales:
   Corporate Advisory and Restructuring Services ...........   39.9%        17.0%        39.0%        17.9%
   Consulting Services .....................................   27.8         44.0         28.5         46.0
   Technology Services .....................................   16.1          7.1         16.2          4.4
   Background Screening Services ...........................   11.0         20.5         10.9         19.0
   Security Services .......................................    5.2         11.4          5.4         12.7
                                                            -------        -----        -----        -----
     Total net sales .......................................  100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................................   42.5         53.6         44.2         54.4
                                                            -------        -----        -----        -----
     Gross profit ..........................................   57.5         46.4         55.8         45.6
                                                            -------        -----        -----        -----
Selling and marketing ......................................    8.9          9.0          8.8          8.4
General and administrative .................................   25.3         25.9         23.9         27.1
Research and development ...................................    2.6          0.8          2.8          0.4
Amortization of other intangible assets ....................    1.1          0.5          1.1          0.5
                                                            -------        -----        -----        -----
     Operating expenses ....................................   37.9         36.2         36.6         36.4
                                                            -------        -----        -----        -----
     Operating income ......................................   19.6         10.2         19.2          9.2
                                                            -------        -----        -----        -----
Other income (expense):
   Interest expense, net ...................................   (0.7)        (1.6)        (0.8)        (1.6)
    Other income (expense), net ............................     --          0.2           --          0.1
                                                            -------        -----        -----        -----
       Total other income (expense) ........................   (0.7)        (1.4)        (0.8)        (1.5)
                                                            -------        -----        -----        -----
     Income before provision for income taxes ..............   18.9          8.8         18.4          7.7
Provision for income taxes .................................    7.3          2.8          7.1          2.4
                                                            -------        -----        -----        -----
   Income from continuing operations .......................   11.6          6.0         11.3          5.3
Income (loss) from discontinued operations, net
   of tax ..................................................   (7.1)         0.2         (3.7)          --
                                                            -------        -----        -----        -----
     Net income ............................................    4.5%         6.2%         7.6%         5.3%
                                                            =======        =====        =====        =====

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Net sales. Net sales increased $53.4 million, or 92.1%, from $58.0 million in the three months ended June 30, 2002 to $111.4 million in the three months ended June 30, 2003.

      Corporate Advisory and Restructuring Services - Net sales for the Corporate Advisory and Restructuring Services segment increased $34.6 million, or 351.9%, from $9.8 million for the three months ended June 30, 2002 to $44.4 million for the three months ended June 30, 2003. This increase is due to a 54.9% increase in revenues from Kroll's European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper. Zolfo Cooper was acquired on September 5, 2002. Kroll Zolfo Cooper recognized $9.6 million of success fees during the three months ended June 30, 2003.

      Consulting Services - Net sales for the Consulting Services segment increased $5.5 million, or 21.4%, from $25.5 million for the three months ended June 30, 2002 to $31.0 million for the three months ended June 30, 2003. This increase was primarily due to higher revenues in Europe of 21.1% and in the United States of 50.6%. The increase in Europe was due to strong demand for Kroll's intelligence and investigative services. The increase in the United States was due to strong demand for Kroll's forensic and litigation support and valuation services. Partially offsetting these regions' growth were decreases in revenue in Kroll's domestic intelligence and investigative services of 13.9% and in the Canadian and Latin American operations of 3.2% and 3.9%, respectively.

      Technology Services - Net sales for the Technology Services segment increased $13.8 million from $4.1 million for the three months ended June 30, 2002 to $18.0 million for the three months ended June 30, 2003. This increase is due to the inclusion of Kroll Ontrack which was acquired on June 13, 2002.

      Background Screening Services - Net sales for the Background Screening Services segment increased $0.3 million, or 2.6%, from $11.9 million for the three months ended June 30, 2002 to $12.2 million for the three months ended June 30, 2003. This increase was primarily the result of increases in the demand for Kroll's European and Canadian pre-employment background checking services. These increases were partially offset by a decrease of 3.7% in Kroll's laboratory testing services.

      Security Services - Net sales for the Security Services segment decreased $0.8 million, or 12.0%, from $6.6 million for the three months ended June 30, 2002 to $5.8 million for the three months ended June 30, 2003. This decrease was primarily the result of a decrease in corporate activity due to the current domestic economic environment and a delay in the issuance of additional government contracts.

      Cost of sales and gross margin. Cost of sales increased $16.2 million, or 52.2%, from $31.1 million for the three months ended June 30, 2002 to $47.4 million for the three months ended June 30, 2003. Gross margin as a percentage of sales increased 11.1 percentage points from 46.4% for the three months ended June 30, 2002 to 57.5% for the three months ended June 30, 2003.

      Corporate Advisory and Restructuring Services - Gross margin for the Corporate Advisory and Restructuring Services segment increased 13.5 percentage points from 52.8% for the three months ended June 30, 2002 to 66.3% for the three months ended June 30, 2003. This was primarily attributable to the increase in revenues by Kroll's European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper for the quarter. Zolfo Cooper was acquired on September 5, 2002. Kroll Zolfo Cooper recognized $9.6 million of success fees during the three months ended June 30, 2003.

      Consulting Services - Gross margin for the Consulting Services segment decreased 0.1 percentage points from 43.8% for the three months ended June 30, 2002 to 43.7% for the three months ended June 30, 2003. Kroll's domestic and European intelligence and investigative experienced margin decreases. The domestic decrease is due to the decline in revenues and the European decrease is due to costs incurred in staffing to meet the increase in demand. These decreases were partially offset by increases in gross margin in Kroll's Asian intelligence and investigative services and Kroll's domestic financial valuation services.

      Technology Services - Gross margin for the Technology Services Segment increased 9.6 percentage points from 67.1% for the three months ended June 30, 2002 to 76.7% for the three months ended June 30, 2003. This increase is primarily due to the inclusion of Kroll Ontrack which was acquired on June 13, 2002.

      Background Screening Services - Gross margin for the Background Screening Services segment decreased 4.4 percentage points from 49.4% for the three months ended June 30, 2002 to 45.0% for the three months ended June 30, 2003. This was primarily attributable to decreased margins in Kroll's drug testing unit due to the soft domestic economy.

      Security Services - Gross margin for the Security Services segment increased 2.7 percentage points from 28.3% for the three months ended June 30, 2002 to 31.0% for the three months ended June 30, 2003. This increase is primarily attributable to cost management efforts in Kroll's domestic operations and increased margins in our Latin American operations.

      Operating expenses. Operating expenses increased $21.2 million, or 101.2%, from $21.0 million for the three months ended June 30, 2002 to $42.2 million for the three months ended June 30, 2003. This increase is primarily due to the inclusion of the operating expenses for Kroll Ontrack and Kroll Zolfo Cooper for the three months ended June 30, 2003 and the recording of $5.4 million of one-time payments of bonuses and contractual adjustments. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively.

      As a percent of net sales, selling, general and administrative expenses decreased 0.6 percentage points from 34.8% for the three months ended June 30, 2002 to 34.2% for the three months ended June 30, 2003.

      Interest expense, net. Interest expense, net decreased $0.1 million during the three months ended June 30, 2003 due to interest earnings from larger short-term investments made possible by our increased cash position.

      Provision for income taxes. The provision for income taxes increased $6.5 million from $1.6 million for the three months ended June 30, 2002 to $8.1 million for the three months ended June 30, 2003. The increase in the provision for income taxes is due to higher pre-tax income and an increase in Kroll's effective income tax rate. The increase in the effective tax rate was caused primarily by the utilization in 2002 of tax loss carry forwards from prior years.

      Income from continuing operations. Income from continuing operations increased $9.4 million from $3.5 million in the second quarter of 2002 to $12.9 million in the second quarter of 2003 as a result of the above mentioned items.

      Income from discontinued operations. Income from discontinued operations decreased $8.1 million from $0.1 million in the second quarter of 2002 to an $8.0 million loss in the second quarter of 2003. This is primarily due to the loss on the sale of InPhoto which was recorded during the second quarter of 2003 (see Note 7.)

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Net sales. Net sales increased $102.6 million, or 91.3%, from $112.4 million in the six months ended June 30, 2002 to $214.9 million in the six months ended June 30, 2003.

      Corporate Advisory and Restructuring Services - Net sales for the Corporate Advisory and Restructuring Services segment increased $63.7 million, or 315.8%, from $20.2 million for the six months ended June 30, 2002 to $83.8 million for the six months ended June 30, 2003. This increase is due to a 43.5% increase in revenues from Kroll's European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper for the entire period. Zolfo Cooper was acquired on September 5, 2002. In addition, Kroll Zolfo Cooper recognized $13.0 million of success fees during the six months ended June 30, 2003.

      Consulting Services - Net sales for the Consulting Services segment increased $9.6 million, or 18.5%, from $51.7 million for the six months ended June 30, 2002 to $61.3 million for the six months ended June 30, 2003. This increase was primarily driven by increases in demand for Kroll's forensic accounting, financial and valuation services in the United States of 145.8% and Latin America, which is a newly developed practice, and increases in Kroll's intelligence and investigative services in Europe of 33.8%. These increases were partially offset by decreases in Kroll's domestic intelligence and investigative services of 10.8%, and in our Canadian financial services unit of 7.2%.

      Technology Services - Net sales for the Technology Services segment increased $30.0 million from $4.9 million for the six months ended June 30, 2002 to $34.9 million for the six months ended June 30, 2003. This increase is due to the inclusion of Kroll Ontrack for the entire six month period. Ontrack was acquired on June 13, 2002.

      Background Screening Services - Net sales for the Background Screening Services segment increased $2.1 million, or 9.6%, from $21.3 million for the six months ended June 30, 2002 to $23.4 million for the six months ended June 30, 2003. This increase was primarily the result of an increase of 7.4% in the demand for Kroll's domestic pre-employment background checking services and increases in our European and Canadian background checking services.

      Security Services - Net sales for the Security Services segment decreased $2.7 million, or 19.2%, from $14.2 million for the six months ended June 30, 2002 to $11.5 million for the six months ended June 30, 2003. This decrease was primarily the result of a decrease in corporate activity due to the current domestic economic environment and a delay in the issuance of additional government contracts.

      Cost of sales and gross margin. Cost of sales increased $33.8 million, or 55.3%, from $61.1 million for the six months ended June 30, 2002 to $94.9 million for the six months ended June 30, 2003. Gross margin as a percentage of sales increased 10.2 percentage points from 45.6% for the six months ended June 30, 2002 to 55.8% for the six months ended June 30, 2003.

      Corporate Advisory and Restructuring Services - Gross margin for the Corporate Advisory and Restructuring Services segment increased 6.4 percentage points from 56.9% for the six months ended June 30, 2002 to 63.3% for the six months ended June 30, 2003. This is primarily attributable to the inclusion of Kroll Zolfo Cooper for the entire period (Zolfo Cooper was acquired on September 5, 2002), the growth in our Canadian restructuring unit, a newly developed practice, and the recognition of $13.0 million in success fees in the six months ended June 30, 2003.

      Consulting Services - Gross margin for the Consulting Services segment increased 2.4 percentage points from 41.3% for the six months ended June 30, 2002 to 43.7% for the six months ended June 30, 2003. This increase was primarily attributable to increased utilization in our domestic and Latin American consulting businesses, which was driven by the growth of our forensic accounting and litigation consulting practice areas.

      Technology Services - Gross margin for the Technology Services Segment increased 10.7 percentage points from 63.6% for the six months ended June 30, 2002 to 74.3% for the six months ended June 30, 2003. This increase is primarily due to the inclusion of Kroll Ontrack for the entire period. Ontrack was acquired on June 13, 2002.

      Background Screening Services - Gross margin for the Background Screening Services segment decreased 2.8 percentage points from 48.8% for the six months ended June 30, 2002 to 46.0% for the six months ended June 30, 2003. This decrease was primarily attributable to decreased margins in Kroll's drug testing unit due to the soft domestic economy.

      Security Services - Gross margin for the Security Services segment decreased 3.9 percentage points from 34.2% for the six months ended June 30, 2002 to 30.3% for the six months ended June 30, 2003. This decrease is primarily attributable to the 19.2% decrease in revenues for the six months ended June 30, 2003.

      Operating expenses. Operating expenses increased $38.1 million, or 93.2%, from $40.8 million for the six months ended June 30, 2002 to $78.9 million for the six months ended June 30, 2003. This increase is primarily due to the inclusion of the operating expenses for Kroll Ontrack and Kroll Zolfo Cooper for the six months ended June 30, 2003 and the recording of $5.4 million of one-time payments of bonuses and contractual adjustments. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively.

      As a percent of net sales, selling, general and administrative expenses decreased 2.8 percentage points from 35.5% for the six months ended June 30, 2002 to 32.7% for the six months ended June 30, 2003.

      Interest expense, net. Interest expense, net decreased $0.2 million during the six months ended June 30, 2003 due to interest earnings from larger short-term investments made possible by Kroll's increased cash position.

      Provision for income taxes. The provision for income taxes increased $12.3 million from $2.9 million for the six months ended June 30, 2002 to $15.2 million for the six months ended June 30, 2003. The increase in the provision for income taxes is due to higher pre-tax income and an increase in our effective income tax rate. The increase in the effective tax rate was caused primarily by the utilization in 2002 of tax loss carry forwards from prior years.

      Income from continuing operations. Income from continuing operations increased $18.5 million, or 318.5%, from $5.8 million in the six months ended June 30, 2002 to $24.3 million in the six months ended June 30, 2003, as a result of the above discussed factors.

      Income from discontinued operations. Income from discontinued operations decreased $8.1 million from $0.1 million income in the six months ended June 30, 2002 to an $8.0 million loss in the six months ended June 30, 2003. This is primarily due to the loss on the sale of InPhoto which was recorded during the second quarter 2003 (see Note 7.)

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

      Cash Flows

      Cash flows provided by operating activities. Operating activities provided $37.4 million during the six months ended June 30, 2003, compared with $5.2 million provided from operating activities during the six months ended June 30, 2002. The $32.2 million increase reflects strong sales growth from existing operations and contributions from strategic acquisitions completed during 2002. In addition, $7.5 million of cash was used to fund working capital investments in the 2002 period, compared with $0.2 million used to fund working capital investments in the 2003 period.

      Cash flows provided by (used in) investing activities. Investing activities used $17.7 million during the six months ended June 30, 2003, compared with $23.2 million provided by investing activities during the six months ended June 30, 2002. In the 2002 period, $0.9 million was used for capital expenditures, $2.0 million was used for database additions and $3.0 million was used for additions to intangible assets, compared to $5.7 million used for capital expenditures, $2.0 million used for database additions and $3.3 million used for additions to intangible assets in the 2003 period. Acquisitions, net of cash acquired, provided $29.1 million in the 2002 period but used $3.1 million in the 2003 period. The $29.1 million provided by acquisitions, net of cash acquired, in the 2002 period represents the cash acquired in connection with the acquisition of Ontrack on June 13, 2002. The purchase price for the Ontrack acquisition consisted solely of shares of common stock of Kroll. In addition $3.5 million was used for other investments in the 2003 period, including EID and iJet discussed below.

      Cash flows provided by financing activities. Financing activities provided $2.4 million during the six months ended June 30, 2003, compared to $2.3 million provided from financing activities during the six months ended June 30, 2002. In the 2002 period, Kroll's net payments on debt were $1.6 million, compared to payments on debt of $4.1 million in the 2003 period. In 2002, Kroll paid additional financing fees of $0.6 million. In 2003, Kroll paid additional financing fees of $0.2 million and segregated $0.5 million to cash-collateralize certain obligations until additional financing was completed. In addition, $5.1 million was provided from the exercise of stock options in the 2002 period, compared with $6.0 million provided from the exercise of stock options and $1.4 million provided from Kroll's Employee Stock Purchase Plan in the 2003 period.

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

      The $25 million Goldman Sachs revolving credit facility undertaken as part of a $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote-off approximately $0.1 million of unamortized deferred financing fees relating to this facility during the first quarter of 2003. There were no borrowings made under the retired $25 million revolving credit facility.

      During the first quarter of 2003, the Company was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. During the second quarter of 2003, $1.7 million of this amount was released to Kroll.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll's election, at a rate per annum equal to (1) the prime rate of Fleet or
(2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions, and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowing made under this facility. At June 30, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      During the first quarter of 2003, maximum borrowings permitted under a demand note acquired by Kroll in connection with the acquisition of Buchler Philips in 1999 decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.8 million, as translated at June 30, 2003. The demand note bears interest at the Bank of England's base rate plus 1.5%. There were no borrowings outstanding under this demand note at June 30, 2003, a decrease of $3.8 million from the amount outstanding at December 31, 2002 due to repayments primarily made during the first quarter of 2003.

      Senior Convertible Notes

       The $30.0 million aggregate principal amount of 6% Convertible Notes due 2006 bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 2003.

      Pending Acquisition

      On June 24, 2003, Kroll announced that it had entered into a definitive agreement to acquire Factual Data for approximately $115 million. The acquisition is subject to customary closing conditions, including approval by Factual Data's shareholders at Factual Data's special meeting to be held on August 21, 2003. The acquisition has received clearance under the U.S. Antitrust regulations.

       Upon satisfaction of the customary closing conditions, for each share of Factual Data common stock owned just before the merger, Factual Data shareholders will be entitled to receive $14.00 in cash and a partial share of Kroll common stock calculated to have a value equal to $3.50 based on the volume weighted average price of Kroll common stock over a period of 20 consecutive trading days ending three trading days before the vote of the Factual Data shareholders at the Factual Data special meeting. If this average price is $29.15 or more, Factual Data shareholders will receive 0.1201 of a share of Kroll common stock. If this average price is $23.85 or less, Factual Data shareholders will receive 0.1467 of a share of Kroll common stock. However, if this average price is less than $23.85, the Factual Data board of directors can terminate the merger agreement unless Kroll agrees to deliver to Factual Data shareholders Kroll common stock calculated to have a value equal to $3.50 for each share of Factual Data common stock, based on the volume weighted average price of Kroll common stock over the period of 20 consecutive trading days ending three trading days before the vote of the Factual Data shareholders at the Factual Data special meeting. The total amount of cash required is expected to be approximately $90 million. Kroll expects to have this amount on hand at the closing of the merger.

      Consummated Acquisitions

       On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002 (see Note 11 of the Notes to the consolidated condensed unaudited financial statements.)

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

       On March 25, 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.2 million in cash. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment.

       On March, 27, 2003, Kroll invested $1.0 million in iJet. The investment in iJet, which is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry, is convertible into preferred stock of iJet upon iJet raising additional equity financing.

       On May 22, 2003, Kroll invested $2.0 million in EID. The investment in EID, which provides vendor security solutions, is convertible into preferred stock of EID at Kroll's option.

       On July 18, 2003, Kroll consummated an asset purchase agreement with Intellifacts. Under the agreement, Kroll acquired substantially all the assets of Intellifacts and assumed certain liabilities for a purchase price of $2.2 million in cash. Intellifacts, which provides background checking services, will be included within the Background Screening Services segment.

       Kroll's contractual obligations were comprised of the following as of June 30, 2003:


                                                                Payments due by Period
                                           -------------------------------------------------------------------
Contractual Obligation                                                                                 After
-----------------------                     Total      Within 1 Year    2-3 Years       4-5 Years     5 Years
                                           -------     -------------    ---------       ---------     --------
                                                                     (in thousands)
Long-term debt ......................      $30,000        $  --           $  --          $30,000       $  --
Operating leases ....................       45,706         11,357          17,564         13,124         3,661
Other long-term obligations .........          750            250             500           --            --
                                           -------        -------         -------        -------       -------
   Total ............................      $76,456        $11,607         $18,064        $43,124       $ 3,661
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

      Recent Accounting Pronouncements

      On January 1, 2003, Kroll adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on Kroll's consolidated results of operations or financial position.

      On January 1, 2003, Kroll adopted SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the classification of gains or losses on the extinguishment of debt as an extraordinary item and requires that such gains or losses be evaluated for extraordinary classification under the criteria of APB No. 30 "Reporting Results of Operations". In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements.

      On January 1, 2003, Kroll adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS Nos. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional disclosure requirements effective from December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provisions of FIN No. 45 applicable to guarantees issued or modified after December 31, 2002 did not have an impact on its consolidated results of operations or financial condition. Kroll adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and the first fiscal year or interim period beginning after June 15, 2003 for older entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003. As Kroll does not utilize variable interest entities, the adoption of FIN No. 46 did not have a material effect on its consolidated results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Kroll does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. Kroll does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

      Kroll's carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. Kroll's carrying value of its long-term debt is below its fair value as the conversion price of the Company's 6% Convertible Notes is below the current market price of its common stock.

      Kroll's business is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Kroll's future results could be materially and adversely impacted by changes in these or other factors.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Kroll's management, with the participation of Kroll's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Kroll's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Kroll's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in Kroll's internal controls over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Kroll's internal control over financial reporting.

                           PART II. OTHER INFORMATION

item 1.  legal proceedings

      For information on litigation, please see Kroll's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

      In addition to the matters referred to in Kroll's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

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

Item 4.  Submission of matters to a vote of security holders

      On June 3, 2003, Kroll held its Annual Meeting of Stockholders. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

      The three nominees proposed to serve as Class I directors were elected to new, three-year terms by the following vote:

-------------------------------------------------------------------------------
                                                     Votes Cast Against
      Nominees             Votes Cast For               or Withheld
-------------------------------------------------------------------------------
Peter A. Cohen              34,180,616                   2,480,052
-------------------------------------------------------------------------------
Thomas E. Constance         22,766,676                  13,893,992
-------------------------------------------------------------------------------
Michael D. Shmerling        34,109,603                   2,551,065
-------------------------------------------------------------------------------

      The one nominee proposed to serve as a Class II director was elected to a new, one-year term by the following vote:

-------------------------------------------------------------------------------
                                                    Votes Cast Against
       Nominee             Votes Cast For              or Withheld
-------------------------------------------------------------------------------
Simon V. Freakley           34,108,900                 2,551,768
-------------------------------------------------------------------------------

      The Stockholders approved the Kroll Inc. Stock Incentive Plan: Shares voted for: 31,404,807; Shares voted against: 5,204,021; Shares abstaining:
51,839; Broker Non-Votes: 1.

      The Stockholders ratified the appointment of Deloitte & Touche LLP as independent public accountants for Kroll for the fiscal year ending December 31, 2003: Shares voted for: 33,459,256; Shares voted against: 3,176,994; Shares abstaining: 24,418.

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number   Description
    ------   -----------


  31.1       Certification of Kroll's Chief Executive Officer, as required by
             Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2       Certification of Kroll's Chief Financial Officer, as required by
             Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1       Certification of Kroll's Chief Executive Officer, as required by
             Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2       Certification of Kroll's Chief Financial Officer, as required by
             Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K:

During the three months ended June 30, 2003, Kroll filed the following current reports on Form 8-K:

Date of report:   May 1, 2003 (filed on May 1, 2003); Items 5, 7 and 9.

                  June 18, 2003 (filed on June 19, 2003); Item 5.

                  June 23, 2003 (filed on June 30, 2003); Items 5 and 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of August, 2003.

                                       Kroll Inc.

                                       By: /s/ Steven L. Ford
                                          -------------------------------
                                          Steven L. Ford
                                          Executive Vice President and Chief
                                          Financial Officer