Form 10-Q/A
period 2003-06-30
KROLL INC
filed 2003-08-21
CIK 1020476

===============================================================================
 ===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                        Commission File Number: 000-21629

                         ------------------------------

                                   KROLL INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                        13-4131019
    (State or other jurisdiction                          (I.R.S. Employer
         of incorporation)                             Identification Number)

        900 THIRD AVENUE                                       10022
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


 -------------------------------------------------------------------------------

                                   KROLL INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                EXPLANATORY NOTE

      The purpose of this Form 10-Q/A is to replace Exhibit 32.1, Certification of Kroll's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, contained in Kroll's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended June 30, 2003, in its entirety with the attached Exhibit 32.1. The Form 10-Q contains an Exhibit 32.1 from a different filer due to an inadvertent clerical error.

      This amendment does not reflect events occurring after the original filing of the Form 10-Q, or modify or update those disclosures in the Form 10-Q, except to reflect the amendment described above.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit
    Number   Description
    ------   ----------------------------------------------------------------


    31.1     Certification of Kroll's Chief Executive Officer, as required by
                Section 302 of the Sarbanes-Oxley Act of 2002.*

    31.2     Certification of Kroll's Chief Financial Officer, as required by
                Section 302 of the Sarbanes-Oxley Act of 2002.*

    32.1     Certification of Kroll's Chief Executive Officer, as required by
                Section 906 of the Sarbanes-Oxley Act of 2002.**

    32.2     Certification of Kroll's Chief Financial Officer, as required by
                Section 906 of the Sarbanes-Oxley Act of 2002.*

*Previously filed.
**Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of August, 2003.

                                       Kroll Inc.

                                       By: /s/ Steven L. Ford
                                          -------------------------
                                          Steven L. Ford
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kroll Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael G. Cherkasky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael G. Cherkasky
-------------------------
Michael G. Cherkasky
Chief Executive Officer
August 13, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.