Form 10-Q
period 2003-09-30
KROLL INC
filed 2003-11-14
CIK 1020476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

COMMISSION FILE NUMBER: 000-21629

KROLL INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4131019
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification Number)

900 THIRD AVENUE	10022
NEW YORK, NY	(Zip code)
(Address of principal executive offices)

(212) 593-1000
(Registrant’s telephone number, including area code)

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

     The number of shares outstanding of the Registrant’s common stock was 41,790,731 shares as of October 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KROLL INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,264	$77,317
Trade accounts receivable, net of allowance for doubtful accounts of $7,994 and $6,875 at September 30, 2003 and December 31, 2002, respectively	62,923	48,661
Unbilled revenues	35,592	29,921
Related party receivables	249	720
Deferred tax assets	5,625	5,304
Assets of discontinued operations (Note 7)	176	9,399
Prepaid expenses and other current assets	7,559	7,908

Total current assets	157,388	179,230

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	386	194
Buildings and improvements	2,095	2,092
Leasehold improvements	14,403	12,420
Furniture and fixtures	9,446	7,409
Machinery and equipment	49,981	38,268

	76,311	60,383
Less-accumulated depreciation and amortization	(41,372)	(33,190)

	34,939	27,193

DATABASES, net of accumulated amortization of $41,695 and $38,200 at September 30, 2003 and December 31, 2002, respectively	10,517	10,715
GOODWILL	343,960	292,095
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $10,958 and $5,599 at September 30, 2003 and December 31, 2002, respectively (Note 9)	92,766	25,195
OTHER ASSETS	7,832	5,194

Total Assets	$647,402	$539,622

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

KROLL INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving lines of credit (Note 10)	$4,035	$4,209
Current portion of long-term debt (Note 10)	4,687	73
Trade accounts payable	16,378	10,529
Related party payables	353	2,253
Accrued payroll and related benefits	25,836	9,422
Other accrued liabilities	14,519	10,873
Income taxes payable	13,809	2,448
Liabilities of discontinued operations (Note 7)	508	857
Deferred revenue	10,007	14,488

Total current liabilities	90,132	55,152
DEFERRED INCOME TAXES	6,605	5,358
CONVERTIBLE NOTES, net of unamortized discount of $8,197 and $9,599 at September 30, 2003 and December 31, 2002, respectively (Note 10)	21,803	20,401
LONG-TERM DEBT, net of current portion (Note 10)	4,380	18
OTHER LONG-TERM LIABILITIES	1,620	1,786

Total liabilities	124,540	82,715

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (Note 12):
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 41,788,981 and 36,994,758 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	418	370
Common shares to be issued for acquisition (Note 6)	—	55,280
Additional paid-in-capital	551,891	456,843
Accumulated deficit	(26,646)	(51,590)
Accumulated other comprehensive loss	(1,864)	(3,952)
Deferred compensation	(937)	(44)

Total stockholders’ equity	522,862	456,907

	$647,402	$539,622

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

KROLL INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$125,960	$78,077	$340,890	$190,459
COST OF SALES	60,147	37,537	155,086	98,599

Gross profit	65,813	40,540	185,804	91,860

OPERATING EXPENSES:
Selling and marketing	11,971	8,588	30,949	17,990
General and administrative	26,034	19,281	77,433	49,734
Research and development	3,120	2,821	9,170	3,272
Amortization of other intangible assets	3,398	818	5,856	1,339
Restructuring charge	5,381	—	5,381	—

Operating expenses	49,904	31,508	128,789	72,335

Operating income	15,909	9,032	57,015	19,525
OTHER INCOME (EXPENSE):
Interest expense, net	(1,103)	(1,162)	(2,725)	(3,006)
Other income (expense)	91	(511)	54	(426)

Income before provision for income taxes	14,897	7,359	54,344	16,093
Provision for income taxes	5,885	1,945	21,073	4,829

Income from continuing operations	9,012	5,414	33,271	11,264
Discontinued operations (Note 7):
Loss from discontinued video surveillance subsidiary, net of taxes	(310)	(37)	(8,327)	(35)
Income from discontinued security products and services group, net of taxes	—	—	—	70

Net income	8,702	5,377	24,944	11,299
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Foreign currency translation adjustment, net of tax provision (benefit) of $224 and ($107) for the three months ended September 30, 2003 and 2002, respectively, and $1,307 and ($11) for the nine months ended September 30, 2003 and 2002, respectively	358	(217)	2,087	(23)

Comprehensive income	$9,060	$5,160	$27,031	$11,276

PER SHARE DATA (Note 5):
BASIC
Income from continuing operations	$0.22	$0.17	$0.82	$0.43

Net income	$0.21	$0.17	$0.62	$0.43

Weighted average shares outstanding	41,203	31,408	40,506	26,281

DILUTED
Income from continuing operations	$0.21	$0.17	$0.80	$0.41

Net income	$0.20	$0.17	$0.60	$0.41

Weighted average shares outstanding	42,984	32,454	41,803	27,423

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

KROLL INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$24,944	$11,299
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	8,327	(35)
Bad debt expense	5,173	2,510
Depreciation and amortization	16,721	9,452
Non-cash interest expense	1,752	1,442
Write-off of deferred financing fees	85	371
Non-cash compensation expense	536	—
Changes in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade accounts receivable and unbilled revenues	(10,986)	(4,225)
Prepaid expenses and other current assets	4,676	(304)
Trade accounts payable	(4,614)	(645)
Amounts due to/from related parties	888	887
Accrued liabilities	14,664	(4,077)
Income taxes payable	6,672	2,773
Deferred revenue	(4,712)	(1,056)
Deferred income taxes	(53)	—
Other long-term liabilities	92	(171)

Net cash provided by operating activities	64,165	18,221

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,210)	(4,671)
Additions to databases	(2,920)	(3,074)
Additions to other intangible assets (Note 6)	(5,010)	(4,232)
Acquisitions, net of cash acquired (Note 6)	(82,990)	(70,851)
Other investments (Note 6)	(3,537)	5,626

Net cash used in investing activities	(103,667)	(77,202)

FINANCING ACTIVITIES:
Net payments under revolving lines of credit	(1,161)	(4,618)
Proceeds from issuance of debt	—	75,000
Payments of long-term debt	(1,016)	(927)
Foreign currency translation	(481)	2,299
Net funds received (transferred) from Employee Stock Purchase Plan contributions	(355)	333
Issuance of stock under Employee Stock Purchase Plan	2,581	—
Proceeds from exercise of employee stock options	6,960	8,084

Net cash provided by financing activities	6,528	80,171

Effect of foreign currency exchange rates on cash and cash equivalents	465	(153)
Net cash provided by (used in) discontinued operations	456	(145)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,053)	20,892
CASH AND CASH EQUIVALENTS, beginning of period	77,317	11,485

CASH AND CASH EQUIVALENTS, end of period	$45,264	$32,377

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

KROLL INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Operations

     Kroll Inc., together with its subsidiaries (collectively, Kroll), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll’s five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five groups are: (1) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (2) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

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

     On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto Surveillance Inc. (“InPhoto”). In connection with this disposition, the account balances and activities of InPhoto were segregated and reported as a discontinued operation in the accompanying consolidated condensed unaudited financial statements for all periods presented (see Note 7 for further discussion).

     Losses recognized on extinguishment of debt during the three and nine months ended September 30, 2002 previously included as an extraordinary item were reclassified to income from continuing operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (see Note 3 for further discussion).

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from these estimates. The accompanying consolidated condensed unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2002 and Kroll’s Current Report on Form 8-K filed September 19, 2003.

3.	Recent Accounting Pronouncements

     On January 1, 2003, Kroll adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not impact Kroll’s consolidated results of operations or financial position.

     On January 1, 2003, Kroll adopted SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the classification of gains or losses on the extinguishment of debt as an extraordinary item and requires that such gains or losses be evaluated for extraordinary classification under the criteria of Accounting Principal Board (“APB”) No. 30 “Reporting Results of Operations.” In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic affects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. As discussed in Note 2, losses recognized on extinguishment of debt during the three and nine months ended September 30, 2002 were reclassified to continuing operations.

     On January 1, 2003, Kroll adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional disclosure requirements effective December 31, 2002 (see Note 4 for the additional interim disclosures required by SFAS No. 148).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 requires that upon issuance of a guarantee, an entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For Kroll, the initial recognition and measurement provisions of FIN No. 45 applicable to guarantees issued or modified after December 31, 2002 did not have an impact on its consolidated results of operations or financial position. Kroll adopted the additional disclosure provisions of FIN No. 45 effective December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“FIN No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to financial statements issued after December 15, 2003 for older entities. Certain aspects of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003. The adoption of FIN No. 46 did not have an effect on Kroll’s consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As Kroll does not utilize derivative instruments, the adoption of SFAS No. 149 did not have an effect on its consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 became effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an effect on Kroll’s consolidated results of operations or financial position.

4.	Stock-Based Compensation

     Kroll accounts for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in APB Opinion 25, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method prescribed in APB Opinion 25, compensation cost for stock-based compensation plans is required to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 also established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made.

     Under APB Opinion 25, no stock-based employee compensation cost relating to Kroll’s option plans was reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and net income per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Net income, as reported	$8,702	$5,377	$24,944	$11,299
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	2,215	1,515	5,752	4,545

Pro forma net income	$6,487	$3,862	$19,192	$6,754

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income per share:
Basic
As Reported	$0.21	$0.17	$0.62	$0.43
Pro Forma	$0.16	$0.12	$0.47	$0.26
Diluted
As Reported	$0.20	$0.17	$0.60	$0.41
Pro Forma	$0.15	$0.12	$0.46	$0.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	52.9%	59.0%	52.9%	59.0%
Risk-free interest rate	3.3%	3.0%	3.3%	3.0%
Expected lives	5.0 yrs	5.0 yrs	5.0 yrs	5.0 yrs

5.	Earnings Per Share

     Pursuant to the provisions of SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding non-vested shares. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants, assumed issuance of non-vested stock and the assumed issuance of shares under contingent stock agreements.

     The beginning weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2003 in the table below includes the effect of 2.9 million shares of common stock issued in January 2003 relating to the acquisition of Zolfo Cooper, LLC (“Zolfo Cooper”) on September 5, 2002, the closing date of the acquisition (see Notes 6 and 12). In addition, the diluted weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2003 include the effect of 625,000 shares of common stock contingently issuable to the former owners of Zolfo Cooper as of July 1, 2003. These contingent shares are included as of July 1, 2003 as a result of Zolfo Cooper’s operating profit for the nine months ended September 30, 2003 exceeding the 2003 annual operating profit level required for the issuance of these shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) per share:
Basic
Income from continuing operations	$0.22	$0.17	$0.82	$0.43
Income (loss) from discontinued operations	(0.01)	—	(0.20)	—

Net income	$0.21	$0.17	$0.62	$0.43

Diluted
Income from continuing operations	$0.21	$0.17	$0.80	$0.41
Income (loss) from discontinued operations	(0.01)	—	(0.20)	—

Net income	$0.20	$0.17	$0.60	$0.41

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands)
Weighted average shares outstanding:
Basic	41,203	31,408	40,506	26,281
Stock options, non-vested shares and contingent stock agreements	1,781	1,046	1,297	1,142

Diluted	42,984	32,454	41,803	27,423

     At September 30, 2003, there were 1,871,700 options outstanding to purchase an equivalent number of shares of common stock of Kroll at a range of $24.36 to $26.94 per option that were not included in the shares in the above table because the options’ exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

     At September 30, 2002, there were 8,719 warrants and 1,680,205 options outstanding to purchase an equivalent number of shares of common stock of Kroll at $25.69 per warrant and a range of $20.38 to $31.61 per option that were not included in the shares in the above table because the warrants’ and options’ exercise prices were greater than the average market price of the common shares. Also excluded from the above table is the potential conversion of the $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

     Basic weighted average shares outstanding for the three and nine months ended September 30, 2003 exclude the effect of 40,854 shares of restricted stock awarded during June 2003 as such shares are forfeitable prior to the vesting provisions of the award being satisfied.

6.	Acquisitions

     On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002 (see Note 12). In addition, during the third quarter of 2003, Kroll completed its evaluation of the fair value assigned to Zolfo Cooper’s identifiable net assets recorded at acquisition. Such evaluation resulted in an increase to other intangible assets of $13.4 million and a decrease to goodwill of $13.4 million.

     On March 14, 2003, Kroll consummated an asset purchase agreement with Certico Verification Services, LLC (“Certico”). Under the agreement, Kroll acquired most of Certico’s assets and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

     On July 18, 2003, Kroll consummated an asset purchase agreement with Intellifacts Corporation (“Intellifacts”). Under the agreement, Kroll acquired substantially all of the assets of Intellifacts and assumed certain liabilities for a purchase price of $2.2 million paid in cash. Intellifacts, which provides background checking services, is included within the Background Screening Services segment subsequent to the date of acquisition.

     The amounts paid for Certico and Intellifacts have primarily been included in the Consolidated Condensed Statements of Cash Flows within Investing Activities as Additions to other intangible assets.

     On March 21, 2003, Kroll completed the acquisition of Personnel Risk Management (“PRM”) for a purchase price of $1.4 million paid in cash. An additional payment of up to $1.9 million will become payable after one year if agreed upon profit levels are achieved. If paid, such amount would be recorded as an adjustment to goodwill. PRM provides pre-employment screening services in the UK, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

     On March 25, 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.2 million in cash. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment subsequent to the date of acquisition.

     Pro forma financial data for the preceding four acquisitions is not presented as such acquisitions were not material to Kroll’s consolidated results of operations or financial position.

     On June 23, 2003, Kroll entered into an agreement to acquire all of the outstanding shares of Factual Data Corp. (“Factual Data”). The agreement provided that a wholly-owned subsidiary of Kroll would merge into Factual Data, resulting in Factual Data becoming a wholly-owned subsidiary of Kroll. The acquisition was consummated on August 21, 2003. Kroll paid $87.4 million in cash and issued 934,712 shares of its common stock in exchange for the shares of Factual Data outstanding at closing. In addition, approximately 446,000 new shares of Kroll common stock may be issued upon the future exercise of Factual Data options that Kroll assumed in the transaction. The total purchase price, based on the final number of shares outstanding that were exchanged in the transaction, as well as transaction costs and expenses and the fair value of employee stock options assumed by Kroll, was approximately $119 million. Factual Data is a provider of customized information services to businesses across the United States that assist them in making decisions, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

     The following table sets forth the components of the total purchase price (in thousands):

Value of shares of common stock issued	$21,087
Cash consideration	87,415
Fair value of employee stock options exchanged	7,760
Estimated transaction costs and expenses	3,100

Total purchase price	$119,362

     The number of shares of Kroll’s common stock issued in connection with the acquisition of Factual Data was derived by multiplying the number of outstanding shares of Factual Data on the effective date of the merger (6,243,903 shares) by an exchange ratio of 0.1497. This ratio was calculated by dividing $3.50, the value of the equity consideration to be paid by Kroll for each share of Factual Data common stock, by $23.38, the volume-weighted average trading price of Kroll’s common stock for the 20 consecutive trading days ended Monday, August 18, 2003, three trading days before the Factual Data special meeting of shareholders.

     The value assigned to the number of shares of Kroll’s common stock issued in connection with the acquisition of Factual Data is based on the average of Kroll’s common stock price on August 12, 2003 and the two days before and after such measurement date, resulting in an average common stock price of $22.56. The measurement date was the date the volume-weighted average trading price of Kroll’s common stock went below $23.85, the lowest end of the purchase price collar described in the Agreement and Plan of Reorganization dated June 23, 2003.

     The table below sets forth the preliminary estimate of the fair value of identifiable net assets of Factual Data acquired and acquisition goodwill. Such estimate of fair value could change based on the completion of Kroll’s evaluation of the assets and liabilities of Factual Data, including finalization of an independent appraisal of the assets acquired.

(In thousands)
Assets
Cash, cash equivalents, accounts receivable and unbilled revenue	$19,613
Prepaid expenses and other	4,637
Property, plant and equipment	5,735
Goodwill	64,170
Other intangible assets	50,600
Other assets	140

144,895
Less Liabilities
Accounts payable, accrued liabilities, deferred revenue and other current liabilities	20,324
Long-term debt and capitalized lease obligations	3,790
Deferred income taxes	1,419

Total identifiable net assets and acquisition goodwill	$119,362

     The goodwill recorded by Kroll in this transaction is not deductible for federal income tax purposes.

     The amount assigned to other intangible assets consisted of the following (in thousands):

		Weighted-average
Asset Description	Fair Value	Amortization Period

Amortizable
Customer relationships	$27,200	15 years
Franchise and license agreements	7,800	6 years
Internally developed software	3,200	7 years
Trademarks	1,000	5 years
Non-compete agreements	800	5 years

Total	$40,000	10 years

Non-amortizable
Customer rights	$10,600

     Pro Forma Financial Data

     The following unaudited pro forma combined summary results of operations give effect to the acquisition of Factual Data as if it occurred as of January 1, 2002. In addition, the unaudited pro forma combined summary results of operations for the three and nine months ended September 30, 2002 also give effect to the Ontrack and

Zolfo Cooper acquisitions, as applicable, as if they occurred as of January 1, 2002. The unaudited pro forma combined summary results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if all of these acquisitions had been consummated on January 1, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net sales	$137,214	$107,314	$397,116	$305,469
Income from continuing operations	$10,181	$14,762	$40,204	$30,994
Net income	$9,871	$14,725	$31,877	$31,029
Earnings per share:
Basic	$0.24	$0.43	$0.77	$0.85
Diluted	$0.23	$0.42	$0.75	$0.82

     The amounts paid for PRM, Invex and Factual Data, including transaction costs and expenses, have been included in the Consolidated Condensed Statements of Cash Flows within Investing Activities as Acquisitions, net of cash acquired of $8.4 million.

     On March 27, 2003, Kroll invested $1.0 million in convertible notes of iJet Travel Intelligence, Inc. (“iJet”) and also received warrants to purchase shares of iJet. iJet is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry. The iJet notes are convertible into preferred stock of iJet upon iJet raising additional equity financing. This $1.0 million investment is in addition to $1.5 million of Series B preferred stock of iJet and warrants to purchase approximately 2.6 million shares of iJet common stock that Kroll acquired in 2002. The investment in iJet is included in Other Assets in the Consolidated Condensed Balance Sheet as of September 30, 2003.

     On May 22, 2003, Kroll invested $2.0 million in Eid Access Inc. (“EID”). The investment in EID, which provides vendor security solutions, is convertible into common stock of EID at Kroll’s option. The investment in EID is included in Other Assets in the Consolidated Condensed Balance Sheet as of September 30, 2003.

     The amounts paid for iJet and EID, including transaction costs and expenses, have been included in the Consolidated Condensed Statements of Cash Flows within Investing Activities as Other investments.

7.	Discontinued Operations

     On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto, for $850,000 in cash. In connection with this disposition, Kroll wrote off $7.5 million of related goodwill. InPhoto, which was part of Kroll’s Background Screening Services segment, provided surveillance services primarily to the insurance industry.

     Summarized Statement of Income data for InPhoto consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$—	$1,622	$2,350	$4,975

Loss from discontinued operations:
Loss before benefit from income taxes	$(417)	$(51)	$(697)	$(51)
Benefit from income taxes	(107)	(14)	(176)	(16)

Loss from discontinued operations, net of taxes	$(310)	$(37)	$(521)	$(35)

Loss on disposal of discontinued operations:
Loss on disposal of discontinued operations			$(7,767)
Provision for income taxes			39

Loss on disposal of discontinued operations, net of taxes			$(7,806)

     Summarized Balance Sheet data for InPhoto as of September 30, 2003 and December 31, 2002 consisted of (in thousands):

	September 30,	December 31,
	2003	2002

Assets of discontinued operations:
Current assets	$176	$1,170
Property and equipment, net	—	225
Goodwill	—	7,487
Other assets	—	517

Total assets of discontinued operations	$176	$9,399

Liabilities of discontinued operations:
Current liabilities	$508	$822
Other liabilities	—	35

Total liabilities of discontinued operations	$508	$857

     During the nine months ended September 30, 2002, Kroll also recorded $70,000 of income from its previously discontinued security products and services group, net of taxes.

8.	Restructuring Charge

     During the third quarter of 2003, Kroll recorded a restructuring charge of $5.7 million in connection with the elimination of 10 non-hub offices worldwide and the termination of 102 employees. The breakdown by segment was $4.1 million, $0.6 million, $0.2 million and $0.8 million within Consulting Services, Security Services, Background Screening Services and Corporate Advisory and Restructuring Services, respectively. Such activities were undertaken to reduce costs and improve operating efficiencies. Liabilities associated with these initiatives at September 30, 2003 were classified as a component of other accrued liabilities. In addition, the accrued balance related to Kroll’s 2001 restructuring plan was reduced by $0.3 million as a result of a change in the original estimate of costs to be incurred. The net effect of these transactions is a $5.4 million restructuring charge.

     Approximately $4.0 million of the restructuring charge represents severance and related benefits. The remaining $1.7 million of the charge relates primarily to lease rental payments, net of sublease income, associated with the elimination of offices.

     The total cash portion of the charge is $5.5 million, of which $4.0 million relates to employee severance costs and $1.5 million relates principally to lease rental payments.

     The initial recognition of the 2003 restructuring charge and the corresponding utilization from inception by category is as follows (in thousands):

	2003			Balance at
	Restructuring			September 30,
	Charge	Cash Payments	Other Reductions	2003

Employee related	$4,040	$1,824	$—	$2,216
Write-off of leasehold improvements	205		205	—
Impairment of equipment	120		120	—
Lease rentals	1,170	110		1,060
Other exit costs	205	205		—

	$5,740	$2,139	$325	$3,276

     The 2003 restructuring plan is expected to be substantially completed in early 2004.

9.	Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Kroll did not record any amortization expense for goodwill during the three and nine months ended September 30, 2003 and 2002.

     Kroll has not changed the amortization periods of its amortizable intangible assets or ceased amortizing intangible assets other than goodwill as a result of its review of indefinite-lived assets to date. Kroll has conducted impairment tests of the goodwill recorded on its books as required by SFAS No. 142 during the third quarter of 2003. These tests determined that Kroll’s recorded goodwill was not impaired as of July 1, 2003. Impairment tests will be conducted annually in the third quarter, or sooner if circumstances indicate impairment may have taken place.

     As of September 30, 2003, Kroll had recorded cost and accumulated amortization for amortizable other intangible assets of $93.1 million and $11.0 million, respectively. Of this amount, $47.2 million pertains to the cost and $5.5 million pertains to accumulated amortization for acquired customer lists and customer relationships, $15.5 million pertains to the cost and $2.2 million pertains to accumulated amortization for internally developed software, $7.8 million pertains to the cost and $0.1 million pertains to accumulated amortization for franchise and license agreements and $9.7 million pertains to the cost and $0.4 million pertains to accumulated amortization for trademarks. The remaining $12.9 million and $2.8 million of cost and accumulated amortization, respectively, is primarily related to non-compete agreements.

     In addition, Kroll had recorded indefinite-lived other intangible assets of $10.6 million in connection with the acquisition of Factual Data (see Note 6).

     Amortization expense for other intangible assets of $3.4 million and $0.8 million were recognized during the three months ended September 30, 2003 and 2002, respectively. Amortization expense for other intangible assets of $5.9 million and $1.3 million were recognized during the nine months ended September 30, 2003 and 2002, respectively. Approximately $46.4 million of amortization expense is anticipated to be recognized over the next five years as follows: $10.2 million in 2004, $9.5 million in 2005, $9.1 million in 2006, $9.1 million in 2007 and $8.5 million in 2008.

     As previously discussed, during the third quarter of 2003 Kroll completed its evaluation of the fair value assigned to Zolfo Cooper’s identifiable net assets recorded at acquisition. Such evaluation resulted in an increase to other intangible assets of $13.4 million, a decrease to goodwill of $13.4 million and an adjustment of $1.2 million to amortization expense which was reflected during the third quarter of 2003.

     During the nine months ended September 30, 2003, goodwill increased by $51.9 million due to the acquisition of Factual Data ($64.2 million) and several other acquisitions ($1.1 million). This was partially offset by a decrease in goodwill resulting from the revaluation of Zolfo Cooper’s identifiable net assets ($13.4 million).

10.	Debt

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

     On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility with Foothill. No borrowings were made under the terminated $15 million credit facility. Concurrently, Kroll entered into a new $100 million credit facility with Goldman Sachs that included a $25 million revolving credit facility and a $75 million term loan (see Note 10(c) for a discussion of the term loan portion of this facility). Kroll wrote off financing fees of $0.5 million related to the replacement of the Foothill revolving credit facility during the third quarter of 2002. Such amount is reflected in Other income (expense) in the Consolidated Statements of Income.

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

     The Goldman Sachs revolving credit facility also required Kroll to pay a fee equal to 0.75% per annum of the unused portion of this facility. Upon the repayment of the $75 million Goldman Sachs term loan in October 2002 with the proceeds of Kroll’s common stock offering, this fee was reduced to 0.375% per annum (see Notes 10(c) and 12). The revolving credit facility was secured by a lien on substantially all of Kroll’s assets and those of most of Kroll’s domestic subsidiaries.

     On March 6, 2003, Kroll executed agreements with Fleet National Bank (“Fleet”) providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

     The $25 million Goldman Sachs revolving credit facility undertaken as part of the $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote off approximately $0.1 million of unamortized deferred financing fees relating to this facility during the first quarter of 2003. Such amount is reflected in Other income (expense) in the Consolidated Statements of Income. There were no borrowings made under the retired $25 million revolving credit facility.

     During the first quarter of 2003, Kroll was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. This amount was subsequently released during the second and third quarters of 2003.

     Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions, and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowings made under this facility. At September 30, 2003, Kroll was in compliance with all covenants and provisions of this facility.

     In connection with the acquisition of Buchler Phillips prior to 2002, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. This amount was increased to 4.4 million pounds sterling in March 2002. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During the first quarter of 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.8 million, as translated at September 30, 2003. The amount outstanding under this demand note at September 30, 2003 was $3.4 million, a decrease of $0.4 million from the amount outstanding at December 31, 2002 due primarily to repayments made during the first quarter of 2003.

     (b)  Senior Convertible Notes

     During 2001, Kroll obtained additional financing of $30.0 million in the form of 6% Senior Secured Subordinated Convertible Notes due 2006 (“6% Convertible Notes”). The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

     In connection with the issuance of the 6% Convertible Notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount is being amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization is approximately $2.3 million, or 7.6% per year, on the $30.0 million aggregate principal amount. The amount of non-cash interest expense resulting from this discount amortization during the three and nine months ended September 30, 2003 was $0.5 million and $1.4 million, respectively. The amount of non-cash interest expense resulting from this discount amortization during the three and nine months ended September 30, 2002 was $0.4 million and $1.2 million, respectively.

     The notes were secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll’s subsidiaries as the Foothill revolving credit facility, except that the notes were subordinate to the security interest and rights of the credit facility lender.

     On September 5, 2002, Kroll amended certain provisions of its outstanding 6% Convertible Notes. Under the amendments, the security interest of the noteholders was terminated and the collateral securing the 6% Convertible Notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the 6% Convertible Notes. Furthermore, Palisades Concentrated Equity Partnership, LP (“Palisade”), the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% Convertible Notes that it owned to borrowings under the $100 million Goldman Sachs credit facility (see Notes 10(a) and (c)). In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement, paid Palisade $1.6 million in October 2002.

     Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 14, 2003.

     (c)  Other Long-term Debt

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

     The term loan was part of a $100 million credit facility with Goldman Sachs which included a $25 million revolving credit facility (see Note 10(a)). The cost of obtaining the credit facility was being amortized over the facility’s three year life. The term loan bore interest, at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt, as of that day, to EBITDA for the four fiscal quarters ending on such date. A provision in the term loan required that proceeds from any equity offering be used to repay the term loan.

     The term loan was repaid in October 2002 with the proceeds from Kroll’s common stock offering (see Note 12). In the fourth quarter of 2002, Kroll wrote off financing fees of $1.1 million associated with the repayment of the $75 million term loan.

     Long-term debt (including current portion) at September 30, 2003 also includes $9.1 million related to Factual Data as follows: $3.0 million of notes payable incurred by Factual Data in connection with prior acquisitions and $6.1 million of capitalized lease obligations, $5.7 million of which relate to service license agreements for consumer credit reporting services expiring in April and December 2005 and February 2006 (monthly principal and interest payments totaling $275,891, with interest at 9.985%) and $0.4 million of which relate to leases of furniture and fixtures.

     The $3.0 million of notes payable bears interest at different rates ranging from 5% to 12% per annum and matures at different times from May 2004 through July 2008 as follows: within one year, $1.5 million; 2005, $0.5 million; 2006, $0.4 million; 2007, $0.4 million; and 2008, $0.3 million.

     The current portion of Factual Data’s long-term debt at September 30, 2003 totaled $4.7 million, which is included within Current portion of long-term debt in the Consolidated Condensed Balance Sheet as of September 30, 2003.

11.	Commitments and Contingencies

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

     On June 27, 2003, a shareholder of Factual Data filed a lawsuit against Factual Data and its directors in the District Court for the County of Larimer, Colorado, William Troxler v. Factual Data Corporation [sic], Jerald H. Donnan, Todd A. Neiberger, Robert J. Terry, J. Barton Goodwin, Daniel G. Helle, Abdul H. Rajput and James N. Donnan. The plaintiff alleges, among other things, that the individual defendants engaged in self dealing in connection with the negotiation and approval of the merger agreement and the merger. The plaintiff also claims the individual defendants obtained benefits not shared by the plaintiff, and that they breached their fiduciary duties of care, loyalty, candor and independence owed under Colorado law to Factual Data’s public shareholders. The plaintiff further alleges that Factual Data aided and abetted the other defendants’ breaches of fiduciary duty and failed to disclose material information to the shareholders. The plaintiff seeks certification of the case as a class action, and preliminary and permanent injunctive relief declaring that the merger agreement is unlawful and unenforceable. The plaintiff also seeks an order enjoining consummation of the agreement, and an order directing the defendants to exercise their fiduciary duties to obtain a transaction in the best interests of Factual Data shareholders, and that they arrange to rescind any implemented terms of the transaction. Finally, the plaintiff demands that the court impose a trust on any benefits received by the defendants, and award attorneys’ fees and costs. The plaintiff is seeking equitable relief only, not monetary damages. On July 23, 2003, the plaintiff filed a motion for expedited discovery, which motion was never ruled on by the court. On August 1, 2003, the plaintiff filed an amended complaint and a response to Factual Data’s motion to dismiss. On August 5, 2003, the plaintiff requested oral argument on the request for expedited discovery, which request was not granted by the court. On August 15, 2003, Factual Data moved to dismiss the plaintiff’s amended complaint. On September 15, 2003, the plaintiff filed a response to Factual Data’s motion to dismiss. On September 26, 2003, Factual Data filed an amended reply in support of its motion to dismiss the first amended complaint. The court has not yet ruled on

Factual Data’s motion to dismiss the amended complaint. Kroll and Factual Data believe that the allegations in the amended complaint are meritless and will defend the suit vigorously.

     In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

12.	Stockholders’ Equity

     In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, including $0.2 million of accrued expenses. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper (see Note 10(c)). The remaining proceeds were used for working capital to fund operations and other general company purposes. Because the repayment effectively terminated the term loan agreement, all unamortized deferred financing fees associated with this agreement were written off in the fourth quarter of 2002.

     On January 1, 2003, Kroll issued 25,000 shares of restricted stock, valued at approximately $0.5 million. Such amount is being amortized over the applicable vesting period of three years as additional compensation expense.

     On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002. These shares were presented on the December 31, 2002 balance sheet under the caption “Common shares to be issued for acquisition.” In addition, the contingent consideration arrangements with the former owners of Zolfo Cooper were amended in April 2003 to provide that Kroll will issue to them 625,000 additional shares of its common stock per year if Zolfo Cooper achieves operating profit levels of $24.0 million, $24.8 million, $25.6 million and $26.4 million in 2003, 2004, 2005 and 2006, respectively.

     On June 3, 2003, Kroll’s 1998 Stock Incentive Plan was amended to modify restrictions on the number of shares of common stock that may be awarded to executive officers, provide that non-employee directors be eligible to receive awards, allow no more than 50,000 shares to be awarded annually to any eligible person, provide that shares of common stock be granted without requiring payment from participants, and include some minor changes from the original plan. Also on June 3, 2003, Kroll issued 40,854 shares of restricted stock, valued at approximately $0.9 million. Such amount is being amortized over the applicable vesting period of one and a half years as additional compensation expense.

     On August 21, 2003, Kroll issued 934,712 shares of its common stock in exchange for shares of Factual Data outstanding at closing in connection with the acquisition of Factual Data (see Note 6).

13.	Supplemental Cash Flows Disclosures

     The following is a summary of cash paid related to certain items (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Supplemental Disclosure of Cash Flow Activities:
Cash paid for interest	$1,015	$1,153

Cash paid for taxes, net of refunds	$10,439	$2,381

Supplemental Disclosure of Non-cash Activities:
Deferred compensation related to restricted stock issuance	$1,429	$—

Issuance of common shares pertaining to the Zolfo Cooper acquisition	$55,280	$—

Issuance of common shares pertaining to the Ontrack acquisition	$—	$150,019

Issuance of common shares pertaining to the Factual Data acquisition	$28,847	$—

14.	Customer and Segment Data

     Kroll’s reportable operating segments consist of the following five business segments: Corporate Advisory and Restructuring Services, Consulting Services, Technology Services, Background Screening Services and Security Services. Kroll’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

     The Corporate Advisory and Restructuring Services segment includes revenues and expenses from corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

     The Consulting Services segment includes revenues and expenses from business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, marketing intelligence and intellectual property and infringement investigations.

     The Technology Services segment includes revenues and expenses from electronic discovery, data recovery and computer forensics services, along with related software solutions.

     The Background Screening Services segment includes revenues and expenses from employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions.

     The Security Services segment includes revenues and expenses from security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

     The following summarizes information about Kroll’s business segments for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Corporate Advisory			Background			Consoli-
	and Restructuring	Consulting	Technology	Screening	Security	Other	dated

Three Months Ended September 30, 2003
Net sales to unaffiliated customers	$35,381	$34,159	$24,192	$23,835	$8,393	$—	$125,960

Gross profit	$17,454	$15,944	$18,245	$11,999	$2,171	$—	$65,813

Operating income (loss)	$10,004	$3,896	$7,041	$4,783	$(566)	$(9,249)	$15,909

Three Months Ended September 30, 2002
Net sales to unaffiliated customers	$18,420	$26,002	$15,992	$11,428	$6,235	$—	$78,077

Gross profit	$10,961	$10,367	$10,953	$5,708	$2,551	$—	$40,540

Operating income (loss)	$6,262	$2,729	$2,142	$3,063	$585	$(5,749)	$9,032

Nine Months Ended September 30, 2003
Net sales to unaffiliated customers	$119,223	$95,416	$59,084	$47,246	$19,921	$—	$340,890

Gross profit	$70,526	$42,690	$44,154	$22,772	$5,662	$—	$185,804

Operating income (loss)	$47,957	$15,800	$13,473	$8,671	$(1,492)	$(27,394)	$57,015

As of September 30, 2003
Goodwill	$158,456	$17,234	$94,320	$68,076	$5,874	$—	$343,960

Identifiable assets	$44,564	$55,943	$32,874	$52,176	$9,409	$—	194,966

Corporate assets							108,300
Net assets of discontinued operations							176

Total assets							$647,402

Nine Months Ended September 30, 2002
Net sales to unaffiliated customers	$38,583	$77,692	$20,899	$32,784	$20,501	$—	$190,459

Gross profit	$22,432	$31,709	$14,073	$16,215	$7,431	$—	$91,860

Operating income (loss)	$11,203	$9,430	$2,882	$8,242	$3,550	$(15,782)	$19,525

     Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are nominal. Operating income equals gross profit less operating expenses. Operating income does not include the following items: interest expense, interest income, other income (expense) and income taxes. The “Other” column includes the cost of Kroll’s corporate headquarters. Identifiable assets by segment are those assets that are used in Kroll’s operations in each segment. Corporate assets are principally cash, computer software and certain prepaid expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our consolidated condensed unaudited financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will” and similar expressions. These statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected.

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, Kroll’s services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; currency exchange rate fluctuations; foreign currency restrictions; general economic conditions; political instability in foreign countries in which Kroll operates; Kroll’s ability to implement its internal growth strategy and to integrate and manage successfully any business Kroll acquires; and other factors that are set forth in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2002.

General

     Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Kroll’s five business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are:

•	Corporate Advisory and Restructuring Services. Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe, and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

•	Consulting Services. Kroll provides independent consulting services free from the audit conflicts incurred by major accounting firms. These consulting services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations.

•	Technology Services. Kroll provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

•	Background Screening Services. Kroll provides employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions.

•	Security Services. Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

Critical Accounting Policies

     Kroll’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2002. Some of Kroll’s accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll’s significant accounting policies include the following:

     Revenue recognition. Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, for which revenue is recognized when earned. Software revenue is stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned, i.e., upon satisfaction of all conditions to their payment.

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

     Foreign Currency Translation and Transactions. Assets and liabilities of foreign operations are translated using exchange rates prevailing at the balance sheet date and revenues and expenses are translated using exchange rates prevailing during the period, with gains or losses resulting from translation included in a separate component of stockholders’ equity.

     Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

     Accounting for intangible and long-lived assets. In accordance with SFAS No. 142, Kroll no longer amortizes goodwill and indefinite-lived intangible assets. Instead, Kroll conducts annual impairment tests of goodwill and indefinite-lived intangible assets recorded on its books in order to ascertain if impairment has taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment has occurred. In accordance with SFAS No. 144, Kroll tests for impairment its long-lived assets held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In addition, in accordance with SFAS No.

144, Kroll measures long-lived assets to be disposed of by sale, including discontinued operations, at the lower of carrying amount or fair value less cost to sell.

Results of Operations

The following table sets forth the items noted as a percentage of total net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales:
Corporate Advisory and Restructuring Services	28.1%	23.6%	35.0%	20.3%
Consulting Services	27.1	33.3	28.0	40.8
Technology Services	19.2	20.5	17.3	11.0
Background Screening Services	18.9	14.6	13.9	17.2
Security Services	6.7	8.0	5.8	10.7

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	48.1	45.5	51.8

Gross profit	52.3	51.9	54.5	48.2

Selling and marketing	9.5	11.0	9.1	9.5
General and administrative	20.7	24.6	22.6	26.1
Research and development	2.5	3.6	2.7	1.7
Amortization of other intangible assets	2.7	1.1	1.7	0.7
Restructuring charge	4.3	0.0	1.6	0.0

Operating expenses	39.7	40.3	37.8	37.9

Operating income	12.6	11.6	16.7	10.3

Other income (expense):
Interest expense, net	(0.9)	(1.5)	(0.8)	(1.6)
Other income (expense), net	0.1	(0.7)	0.0	(0.2)

Total other income (expense)	(0.8)	(2.2)	(0.8)	(1.8)

Income before provision for income taxes	11.8	9.4	15.9	8.5
Provision for income taxes	4.7	2.5	6.2	2.6

Income from continuing operations	7.2	6.9	9.7	5.9
Income (loss) from discontinued operations, net of taxes	(0.3)	0.0	(2.4)	0.0

Net income	6.9%	6.9%	7.3%	5.9%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net sales. Net sales increased $47.9 million, or 61.3%, from $78.1 million in the three months ended September 30, 2002 to $126.0 million in the three months ended September 30, 2003.

     Corporate Advisory and Restructuring Services – Net sales for the Corporate Advisory and Restructuring Services segment increased $17.0 million, or 92.1%, from $18.4 million for the three months ended September 30, 2002 to $35.4 million for the three months ended September 30, 2003. This increase is due to a 38.6% increase in revenues from Kroll’s European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper for the entire quarter in 2003. Zolfo Cooper was acquired on September 5, 2002. Kroll Zolfo Cooper recognized $1.3 million of success fees during the three months ended September 30, 2003. Approximately $0.8 million of success fees were recognized in the 2002 period.

     Consulting Services – Net sales for the Consulting Services segment increased $8.2 million, or 31.4%, from $26.0 million for the three months ended September 30, 2002 to $34.1 million for the three months ended September 30, 2003. This increase was primarily due to higher revenues in the United States of 95.1%, which resulted from strong demand for Kroll’s forensic and litigation support and valuation services. Partially offsetting this growth were decreases in revenue in Kroll’s Canadian operations of 11.4% and relatively flat performance in Asia.

     Technology Services – Net sales for the Technology Services segment increased $8.2 million or 51.3% from $16.0 million for the three months ended September 30, 2002 to $24.2 million for the three months ended September 30, 2003. This increase was due to the performance of Kroll Ontrack which posted strong results in its data recovery and electronic evidence products resulting from successful cross-selling to Kroll’s existing client base.

     Background Screening Services – Net sales for the Background Screening Services segment increased $12.4 million, or 108.6%, from $11.4 million for the three months ended September 30, 2002 to $23.8 million for the three months ended September 30, 2003. This increase was primarily due to a 33.2% increase in the demand for Kroll’s domestic pre-employment background checking services, as well as the inclusion of revenues from Kroll Factual Data. Kroll Factual Data was acquired August 21, 2003. Kroll’s Background Screening Services are beginning to benefit from an improving employment market, and the successful negotiation of government contracts.

     Security Services – Net sales for the Security Services segment increased $2.2 million, or 34.6%, from $6.2 million for the three months ended September 30, 2002 to $8.4 million for the three months ended September 30, 2003. This increase was primarily due to the strong performance of our European security services, which is a new practice area this year. This was partially offset by a 22.6% decrease in domestic security and architectural services due to reduced corporate and government activity.

     Cost of sales and gross margin. Cost of sales increased $22.6 million, or 60.2%, from $37.5 million for the three months ended September 30, 2002 to $60.1 million for the three months ended September 30, 2003. Gross margin as a percentage of sales increased 0.4 percentage points from 51.9% for the three months ended September 30, 2002 to 52.3% for the three months ended September 30, 2003.

     Corporate Advisory and Restructuring Services – Gross margin for the Corporate Advisory and Restructuring Services segment decreased 10.2 percentage points from 59.5% for the three months ended September 30, 2002 to 49.3% for the three months ended September 30, 2003. This decrease was primarily attributable to seasonal hiring practices in our European unit and a decrease in margin in our domestic operations as certain personnel were reassigned from a large engagement that was successfully completed.

     Consulting Services – Gross margin for the Consulting Services segment increased 6.8 percentage points from 39.9% for the three months ended September 30, 2002 to 46.7% for the three months ended September 30, 2003. This increase was primarily due to margin improvements in our domestic businesses. Domestic margins were strong due to performance in our financial and valuations services.

     Technology Services – Gross margin for the Technology Services Segment increased 6.9 percentage points from 68.5% for the three months ended September 30, 2002 to 75.4% for the three months ended September 30, 2003. This increase is primarily due to the sales growth of Kroll Ontrack.

     Background Screening Services – Gross margin for the Background Screening Services segment increased 0.4 percentage points from 49.9% for the three months ended September 30, 2002 to 50.3% for the three months ended September 30, 2003. This increase was primarily due to margin improvement in our European Background Screening Services, and to the inclusion of Kroll Factual Data in the third quarter 2003. These increases were partially offset by a decrease in our domestic drug testing operations as a result of high levels of competition.

     Security Services – Gross margin for the Security Services segment decreased 15.0 percentage points from 40.9% for the three months ended September 30, 2002 to 25.9% for the three months ended September 30, 2003. This decrease was primarily due to the 22.6% revenue decrease in our domestic security and architectural services, as well as from upfront costs relating to our European security group.

     Operating expenses. Operating expenses increased $18.4 million, or 58.4%, from $31.5 million for the three months ended September 30, 2002 to $49.9 million for the three months ended September 30, 2003. This increase is due to the inclusion of Kroll Factual Data, which was acquired August 21, 2003 and Kroll Zolfo Cooper which was acquired on September 5, 2002, as well as the intangible amortization relating to these acquisitions. In addition, Kroll recorded a $5.4 million net restructuring charge, described below, in the third quarter of 2003, and increased expense to support the sales growth being experienced in technology and consulting services.

     As a percent of net sales, selling, general and administrative expenses decreased 5.5 percentage points, from 35.7% in 2002 to 30.2% in 2003.

     During the third quarter of 2003, Kroll recorded a restructuring charge of $5.7 million in connection with the elimination of 10 non-hub offices worldwide and the termination of 102 employees. The breakdown by segment was $4.1 million, $0.6 million, $0.2 million and $0.8 million within Consulting Services, Security Services, Background Screening Services and Corporate Advisory and Restructuring Services, respectively. Such activities were undertaken to reduce costs and improve operating efficiencies. In addition, the accrued balance related to Kroll’s 2001 restructuring plan was reduced by $0.3 million as a result of a change in the original estimate of costs to be incurred. The net effect of these transactions is a $5.4 million restructuring charge.

	2003			Balance at
	Restructuring			September 30,
	Charge	Cash Payments	Other Reductions	2003

Employee related	$4,040	$1,824	$—	$2,216
Write-off of leasehold improvements	205		205	—
Impairment of equipment	120		120	—
Lease rentals	1,170	110		1,060
Other exit costs	205	205		—

	$5,740	$2,139	$325	$3,276

     The 2003 restructuring plan is expected to be substantially completed in early 2004. In addition, the restructuring charge is expected to yield an equivalent amount of savings in 2004 representing a one-year pay back.

     Interest expense, net. Interest expense, net was essentially flat in the third quarter 2003 compared to the third quarter 2002.

     Provision for income taxes. The provision for income taxes increased $7.5 million from $7.4 million for the three months ended September 30, 2002 to $14.9 million for the three months ended September 30, 2003. The increase in the provision for income taxes is due to higher pre-tax income and an increase in Kroll’s effective income tax rate. The increase in the effective tax rate is due to a larger proportion of pre-tax income being attributable to domestic operations which is taxed at a higher rate than our foreign operations.

     Income from continuing operations. Income from continuing operations increased $3.6 million from $5.4 million in the third quarter of 2002 to $9.0 million in the third quarter of 2003 as a result of the above mentioned items.

     Loss from discontinued operations. Loss from discontinued operations increased $0.3 million from zero in the third quarter of 2002 to $0.3 million in the third quarter of 2003. This is primarily due to additional operating expenses incurred by InPhoto, which was sold during the second quarter of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net sales. Net sales increased $150.4 million, or 79.0%, from $190.5 million in the nine months ended September 30, 2002 to $340.9 million in the nine months ended September 30, 2003.

     Corporate Advisory and Restructuring Services – Net sales for the Corporate Advisory and Restructuring Services segment increased $80.6 million, or 209.0%, from $38.6 million for the nine months ended September 30, 2002 to $119.2 million for the nine months ended September 30, 2003. This increase is due to a 41.6% increase in revenues from Kroll’s European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper for the entire period in 2003. Zolfo Cooper was acquired on September 5, 2002. In addition, Kroll Zolfo Cooper recognized $14.3 million of success fees during the nine months ended September 30, 2003. Approximately $0.8 million of success fees were recognized in the 2002 period.

     Consulting Services – Net sales for the Consulting Services segment increased $17.7 million, or 22.8%, from $77.7 million for the nine months ended September 30, 2002 to $95.4 million for the nine months ended September 30, 2003. This increase was primarily driven by increases in demand for Kroll’s forensic accounting, financial and valuation services in the United States of 261.2% and increases in Kroll’s intelligence and investigative services in Europe of 26.8%. These increases were partially offset by decreases in revenues from Kroll’s domestic intelligence and investigative services of 2.1%, and in our Canadian financial services unit of 8.8%.

     Technology Services – Net sales for the Technology Services segment increased $38.2 million, or 182.7%, from $20.9 million for the nine months ended September 30, 2002 to $59.1 million for the nine months ended September 30, 2003. This increase is due to the inclusion of Kroll Ontrack for the entire nine month period in 2003. Ontrack was acquired on June 13, 2002.

     Background Screening Services – Net sales for the Background Screening Services segment increased $14.5 million, or 44.1%, from $32.8 million for the nine months ended September 30, 2002 to $47.2 million for the nine months ended September 30, 2003. This increase was due to an increase of 16.6% in the demand for Kroll’s domestic pre-employment background checking services, as well as the inclusion of revenues from Kroll Factual Data, which was acquired on August 21, 2003.

     Security Services – Net sales for the Security Services segment decreased $0.6 million, or 2.8%, from $20.5 million for the nine months ended September 30, 2002 to $19.9 million for the nine months ended September 30, 2003. This decrease was primarily the result of a decrease in corporate activity due to the current domestic economic environment and a delay in the issuance of additional government contracts.

     Cost of sales and gross margin. Cost of sales increased $56.5 million, or 57.3%, from $98.6 million for the nine months ended September 30, 2002 to $155.1 million for the nine months ended September 30, 2003. Gross margin as a percentage of sales increased 6.3 percentage points from 48.2% for the nine months ended September 30, 2002 to 54.5% for the nine months ended September 30, 2003.

     Corporate Advisory and Restructuring Services – Gross margin for the Corporate Advisory and Restructuring Services segment increased 1.1 percentage points from 58.1% for the nine months ended September 30, 2002 to 59.2% for the nine months ended September 30, 2003. This is primarily attributable to the inclusion of Kroll Zolfo Cooper for the entire period in 2003 (Zolfo Cooper was acquired on September 5, 2002), the growth in our Canadian restructuring unit, a newly developed practice, and the recognition of $14.3 million in success fees in the nine months ended September 30, 2003. No success fees were recognized in the 2002 period.

     Consulting Services – Gross margin for the Consulting Services segment increased 3.9 percentage points from 40.8% for the nine months ended September 30, 2002 to 44.7% for the nine months ended September 30, 2003. This increase was primarily attributable to increased utilization in our domestic consulting business, which was driven by the growth of our forensic accounting and litigation consulting practice areas. This was partially offset by a decrease in margins in our Canadian operations due to a decrease in utilization.

     Technology Services – Gross margin for the Technology Services Segment increased 7.4 percentage points from 67.3% for the nine months ended September 30, 2002 to 74.7% for the nine months ended September 30, 2003. This increase is primarily due to the inclusion of Kroll Ontrack for the entire period and to the strong results of Kroll Ontrack’s data recovery and electronics evidence products. Ontrack was acquired on June 13, 2002,

     Background Screening Services – Gross margin for the Background Screening Services segment decreased 1.3 percentage points from 49.5% for the nine months ended September 30, 2002 to 48.2% for the nine months ended September 30, 2003. This decrease was primarily attributable to decreased margins in Kroll’s drug testing unit due to increased competition.

     Security Services – Gross margin for the Security Services segment decreased 7.8 percentage points from 36.2% for the nine months ended September 30, 2002 to 28.4% for the nine months ended September 30, 2003. This decrease is due to the margin impact of a 2.8% decrease in revenues, especially in the architecture and technical design service areas. This was partially offset by strong performance of our European Security Services.

     Operating expenses. Operating expenses increased $56.5 million, or 78.0%, from $72.3 million for the nine months ended September 30, 2002 to $128.8 million for the nine months ended September 30, 2003. This increase is primarily due to the inclusion of Kroll Factual Data, which was acquired on August 21, 2003, and the inclusion of the operating expenses for Kroll Ontrack and Kroll Zolfo Cooper for the entire nine months ended September 30, 2003. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively. In addition, Kroll recorded a $5.4 million net restructuring charge in the third quarter of 2003, and increased expense to support the sales growth being experienced in technology and consulting services.

     As a percent of net sales, selling, general and administrative expenses decreased 3.9 percentage points from 35.6% for the nine months ended September 30, 2002 to 31.7% for the nine months ended September 30, 2003.

     Interest expense, net. Interest expense, net decreased $0.3 million during the nine months ended September 30, 2003 due to interest earnings from larger short-term investments made possible by Kroll’s increased average cash balances in 2003.

     Provision for income taxes. The provision for income taxes increased $16.3 million from $4.8 million for the nine months ended September 30, 2002 to $21.1 million for the nine months ended September 30, 2003. The increase in the provision for income taxes is due to higher pre-tax income and an increase in our effective income tax rate. The increase in the effective tax rate is due to a larger proportion of pre-tax income attributable to domestic operations which is taxed at a higher rate than our foreign operations.

     Income from continuing operations. Income from continuing operations increased $22.0 million, or 195.4%, from $11.3 million in the nine months ended September 30, 2002 to $33.3 million in the nine months ended September 30, 2003, as a result of the above discussed factors.

     Income (loss) from discontinued operations. Income from discontinued operations decreased $8.3 million from zero in the nine months ended September 30, 2002 to an $8.3 million loss in the nine months ended September 30, 2003. This is due to the loss on the sale of InPhoto which was recorded during the second quarter 2003.

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

     Cash Flows

     Cash flows provided by operating activities. Operating activities provided $64.2 million during the nine months ended September 30, 2003, compared with $18.2 million provided from operating activities during the nine months ended September 30, 2002. The $46.0 million increase reflects strong sales growth from existing operations and contributions from strategic acquisitions completed during 2003 and the latter half of 2002. In addition, $4.4 million of cash was used to fund working capital investments in the 2002 period, compared with $6.5 million provided by working capital investments in the 2003 period.

     Cash flows used in investing activities. Investing activities used $103.7 million during the nine months ended September 30, 2003, compared with $77.2 million used by investing activities during the nine months ended September 30, 2002. In the 2002 period, $4.7 million was used for capital expenditures, $3.1 million was used for database additions and $4.2 million was used for additions to intangible assets, compared to $9.2 million used for capital expenditures, $2.9 million used for database additions and $5.0 million used for additions to intangible assets in the 2003 period. Acquisitions, net of cash acquired, used $70.9 million in the 2002 period and used $83.0 million in the 2003 period. In 2002, major acquisitions by Kroll included Ontrack, where Kroll received $28.4 million net cash, Zolfo Cooper, where Kroll used $98.1 million net cash, and Crucible, where Kroll used $1.2 million net cash. In 2003, Kroll had one major acquisition, Factual Data, in which $79.5 million net cash was used, and several small acquisitions, in which $3.5 million net cash was used.

     Cash flows provided by financing activities. Financing activities provided $6.5 million during the nine months ended September 30, 2003, compared to $80.2 million provided from financing activities during the nine months ended September 30, 2002. In the 2002 period, Kroll’s net payments on debt were $5.5 million, compared to payments on debt of $2.2 million in the 2003 period. Of the 2002 amount, Kroll paid financing fees of $3.4 million. Of the 2003 amount, Kroll paid financing fees of $0.7 million. In addition, $8.1 million was provided from the exercise of stock options and $0.3 million provided from Kroll’s Employee Stock Purchase Plan in the 2002 period, compared with $7.0 million provided from the exercise of stock options and $2.6 million provided from Kroll’s Employee Stock Purchase Plan in the 2003 period.

     Revolving Line of Credit

     On March 6, 2003, Kroll executed agreements with Fleet providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

     The $25 million Goldman Sachs revolving credit facility undertaken as part of a $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote off approximately $0.1 million of unamortized deferred financing fees relating to this facility during the first quarter of 2003. There were no borrowings made under the retired $25 million revolving credit facility.

     During the first quarter of 2003, Kroll was required to cash collateralize letters of credit which had been issued under the $25 million Goldman Sachs revolving credit facility totaling $2.2 million. This amount was subsequently released during the second and third quarters of 2003.

     Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income and maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions, and distributions to certain subsidiaries.

The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in debt agreements of this type. There have been no borrowings made under this facility. At September 30, 2003, Kroll was in compliance with all covenants and provisions of this facility.

     In connection with the acquisition of Buchler Phillips prior to 2002, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. This amount was increased to 4.4 million pounds sterling in March 2002. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During the first quarter of 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 2.9 million pounds sterling, or $4.8 million, as translated at September 30, 2003. The amount outstanding under this demand note at September 30, 2003 was $3.4 million, a decrease of $0.4 million from the amount outstanding at December 31, 2002 due primarily to repayments made during the first quarter of 2003.

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

     Kroll has an effective registration statement with the Securities and Exchange Commission covering the resale of the notes, and the shares of common stock issuable upon conversion of these notes, and is required to keep the registration statement effective until November 14, 2003.

     Other Debt

     Long-term debt (including current portion) at September 30, 2003 also reflects $9.1 million related to Factual Data as follows: $3.0 million of notes payable incurred by Factual Data in connection with prior acquisitions and $6.1 million of capitalized lease obligations, $5.7 million of which relate to service license agreements for consumer credit reporting services expiring in April and December 2005 and February 2006 (monthly principal and interest payments totaling $275,891, with interest at 9.985%) and $0.4 million of which relate to leases of furniture and fixtures.

     The $3.0 million of notes payable bears interest at different rates ranging from 5% to 12% per annum and matures at different times from May 2004 through July 2008 as follows: within one year, $1.5 million; 2005, $0.5 million; 2006, $0.4 million; 2007, $0.4 million; and 2008, $0.3 million.

     Acquisitions and Other Investments

     On January 15, 2003, Kroll issued 2.9 million shares of its common stock, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002.

     On March 14, 2003, Kroll consummated an asset purchase agreement with Certico. Under the agreement, Kroll acquired most of Certico’s assets and assumed certain liabilities, for a purchase price of $3.3 million paid in cash. Certico provides background checking services and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

     On July 18, 2003, Kroll consummated an asset purchase agreement with Intellifacts. Under the agreement, Kroll acquired substantially all of the assets of Intellifacts and assumed certain liabilities for a purchase price of $2.2 million paid in cash. Intellifacts, which provides background checking services, is included within the Background Screening Services segment subsequent to the date of acquisition.

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

     On March 25, 2003, Kroll acquired the remaining 50% equity ownership interest it did not own in Invex for a purchase price of $1.2 million in cash. Invex, which provides corporate financial services in the UK, is included as part of the Corporate Advisory and Restructuring Services segment subsequent to the date of acquisition.

     On June 23, 2003, Kroll entered into an agreement to acquire all of the outstanding shares of Factual Data. The agreement provided that a wholly-owned subsidiary of Kroll would merge into Factual Data, resulting in Factual Data becoming a wholly-owned subsidiary of Kroll. The acquisition was consummated on August 21, 2003. Kroll paid $87.4 million in cash and issued 934,712 shares of its common stock in exchange for the shares of Factual Data outstanding at closing. In addition, approximately 446,000 new shares of Kroll common stock may be issued upon the future exercise of Factual Data options that Kroll assumed in the transaction. The total purchase price, based on the final number of shares outstanding that were exchanged in the transaction, as well as transaction costs and expenses and the fair value of employee stock options assumed by Kroll, was approximately $119 million. Factual Data is a provider of customized information services to businesses across the United States that assist them in making decisions, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

     The following table sets forth the components of the total purchase price (in thousands):

Value of shares of common stock issued	$21,087
Cash consideration	87,415
Fair value of employee stock options exchanged	7,760
Estimated transaction costs and expenses	3,100

Total purchase price	$119,362

     On March 27, 2003, Kroll invested $1.0 million in convertible notes of iJet Travel Intelligence, Inc. (“iJet”) and also received warrants to purchase shares of iJet. iJet is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry. The iJet notes are convertible into preferred stock of iJet upon iJet raising additional equity financing. This $1.0 million investment is in addition to $1.5 million of Series B preferred stock of iJet and warrants to purchase approximately 2.6 million shares of iJet common stock that Kroll acquired in 2002.

     On May 22, 2003, Kroll invested $2.0 million in EID. The investment in EID, which provides vendor security solutions, is convertible into common stock of EID at Kroll’s option.

     Discontinued Operations

     On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto, for $850,000 in cash. In connection with this disposition, Kroll wrote off $7.5 million of related goodwill.

     Contractual Obligations

     Kroll’s contractual obligations were comprised of the following as of September 30, 2003 (in thousands):

	Payments due by Period

					After 5
	Total	Within 1 Year	2-3 Years	4-5 Years	Years

Long-term debt (including revolving lines of credit)	$43,102	$8,722	$3,728	$30,652	$—
Operating leases	74,402	15,726	25,758	18,942	13,976
Other long-term obligations	750	250	500	—	—

Total	$118,254	$24,698	$29,986	$49,594	$13,976

     Foreign operations. Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries, maintaining reserves for credit losses and insuring equipment to protect against losses related to political risks and terrorism.

     Quarterly fluctuations. Although Kroll does have some long term contracts with its clients, its ability to generate sales is generally dependent upon obtaining many new projects each year, most of which are relatively short term. In addition, during the latter part of the fourth quarter of every year, Kroll’s business is generally impacted by fewer background and mortgage requests and fewer consulting assignments compared with other quarters within the year. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

     Recent Accounting Pronouncements

     On January 1, 2003, Kroll adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not impact Kroll’s consolidated results of operations or financial position.

     On January 1, 2003, Kroll adopted SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the classification of gains or losses on the extinguishment of debt as an extraordinary item and requires that such gains or losses be evaluated for extraordinary classification under the criteria of APB No. 30 “Reporting Results of Operations.” In addition, any prior period extraordinary items that do not meet the criteria of APB No. 30 will be required to be reclassified to continuing operations. This statement also requires sales-leaseback accounting for certain modifications that have economic affects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements.

     On January 1, 2003, Kroll adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. Management complied with the additional disclosure requirements effective December 31, 2002.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“FIN No. 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to financial statements issued after December 15, 2003 for older entities. Certain aspects of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Kroll adopted the additional disclosure provisions of FIN No. 46 effective December 31, 2002 and the consolidation requirements of FIN No. 46 to variable interest entities created after January 31, 2003. The adoption of FIN No. 46 did not have an effect on Kroll’s consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As Kroll does not utilize derivative instruments, the adoption of SFAS No. 149 did not have an effect on its consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an effect on Kroll’s consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

     Kroll’s carrying values of cash, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value. Kroll’s carrying value of its long-term debt is below its fair value as the conversion price of the Company’s 6% Convertible Notes is below the current market price of its common stock.

     Kroll’s business is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Kroll’s future results could be materially and adversely impacted by changes in these or other factors.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Kroll’s management, with the participation of Kroll’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Kroll’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Kroll’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in Kroll’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Kroll’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information on litigation, please see Note 11 of the notes to the consolidated condensed unaudited financial statements included elsewhere in this Quarterly Report of Form 10-Q.

     In addition to the matters referred to above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Kroll’s revolving credit facility described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes negative and financial covenants which, among other things, prohibit the payment of cash dividends by the Company except in certain limited circumstances, require the Company to maintain a minimum level of EBITDA, net income and domestic assets and meet leverage and net worth ratios.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

31.1	Certification of Kroll’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kroll’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kroll’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kroll’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     During the three months ended September 30, 2003, Kroll filed the following current reports on Form 8-K:

Date of report:	July 31, 2003 (filed on July 31, 2003); Items 5, 7 and 9.

August 18, 2003 (filed on August 19, 2003); Items 5 and 7.

August 21, 2003 (filed on September 5, 2003); Items 2 and 7.

September 17, 2003 (filed on September 17, 2003); Item 7.

September 19, 2003 (filed on September 19, 2003); Items 5 and 7.

The following financial statements were filed with this Report on Form 8-K:

Exhibit 99.1	Restated Selected Financial Data.

Exhibit 99.2	Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exhibit 99.3	Restated Audited Consolidated Financial Statements of Kroll Inc. at December 31, 2002 and 2001 and for each of the years then ended and historical Audited Consolidated Financial Statements of Kroll Inc. for the year ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2003.

Kroll Inc.

By:	/s/ Steven L. Ford

Steven L. Ford
Executive Vice President and
Chief Financial Officer