Form 10-K
period 2003-12-31
KROLL INC
filed 2004-03-15
CIK 1020476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $999,717,967 as of June 30, 2003. As of March 1, 2004, 39,239,174 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Some of the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement, in connection with the registrant’s 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2004.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will” and similar expressions. These statements are based on our current expectations and are subject to risks, including the risks set forth below under “Risk Factors,” uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected. We assume no obligation to update or revise these forward-looking statements to reflect future events, new information or otherwise.

PART I

Item 1.	Business

General

      Kroll Inc., together with its subsidiaries (collectively, “Kroll”), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. In 2003, Kroll’s five business groups enabled Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are:

•	Corporate Advisory and Restructuring Services. Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe, and advises all the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services.

•	Consulting Services. Kroll provides independent consulting services free from the audit conflicts incurred by major accounting firms. These consulting services include business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations.

•	Technology Services. Kroll provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

•	Background Screening Services. Kroll provides employee and vendor background investigations, credit screening and substance abuse testing.

•	Security Services. Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training.

      Effective January 1, 2004, Kroll integrated its Security Services business group into its Consulting Services business group. Accordingly, Kroll will report its business results in four business groups: Corporate Advisory and Restructuring Services, Consulting Services, Technology Services and Background Screening Services.

      Kroll maintains an Internet address at www.krollworldwide.com. Kroll makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission.

Recent Developments

      On January 2, 2004, Kroll issued $175 million aggregate principal amount of its 1.75% Convertible Subordinated Notes due 2014. The notes are convertible, under certain circumstances, into shares of Kroll’s common stock at an initial conversion rate of 28.5205 shares of common stock per $1,000 principal amount of notes (equal to a conversion price of $35.06 per share). The notes are redeemable at Kroll’s option beginning in January 2009 at a redemption price of 100% of the principal amount plus accrued interest, if any. Holders of the notes have the right to require Kroll to repurchase their notes in January 2009 and January 2011 and under certain other circumstances. See Note 26 of the Notes to Consolidated Financial Statements for further information regarding the notes.

      On January 2, 2004, concurrent with the completion of the offering of the notes, Kroll repurchased approximately 2.0 million shares of its common stock. As of March 1, 2004, Kroll had purchased an aggregate of approximately 2.78 million shares of its common stock for an aggregate purchase price of approximately $70.8 million.

      On March 2, 2004, Kroll acquired The Credit Network Trust, a mortgage credit reporting company, for a purchase price of $20.5 million in cash. Of this purchase price, $1.5 million is to be paid in annual installments of $500,000 over the next three years subject to the retention of certain customer accounts. The results of operations of The Credit Network will be included within the Background Screening Services Group subsequent to the date of acquisition.

Services

      Kroll’s services are divided into five major service categories or segments. The following table presents the aggregate net sales for each segment for the periods indicated.

	Years Ended December 31,

	2003	2002	2001

Net Sales:
Corporate Advisory and Restructuring Services	$160,110	$71,386	$30,751
Consulting Services	130,906	106,564	106,126
Technology Services	83,273	36,438	4,380
Background Screening Services	78,022	44,364	35,672
Security Services	33,165	25,496	24,129

	$485,476	$284,248	$201,058

      For a summary of Kroll’s net sales, gross profit, operating income (loss) and identifiable assets for each of its business segments, please see Note 22 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K. For a summary of Kroll’s domestic and international net sales, operating income (loss) and identifiable assets, please see Note 22 of the Notes to Consolidated Financial Statements.

Corporate Advisory and Restructuring Services Group

      Kroll acts both in an advisory capacity to, and as interim management of, financially troubled companies throughout North America and Europe and advises the various stakeholders involved in the reorganization process. In this context, Kroll provides corporate restructuring, operational turnaround services, strategic advisory services, financial crisis management and corporate finance services. Kroll’s international presence allows it to act as a single source provider for large-scale cross-border U.S. based bankruptcies and restructurings.

Services

Corporate Restructuring

      Kroll represents both debtors and creditors in bankruptcies, restructurings and other situations involving financially troubled companies. Kroll offers these services throughout North America and Europe. Kroll also acts as court appointed officers in bankruptcy and insolvency proceedings.

•	Debtor Representation — When advising a corporate debtor, Kroll works with the client’s management to assess the client’s financial condition and viability, and then structure and implement a business rehabilitation plan designed to increase the probability that the rehabilitation will be successful. The key factors influencing whether the process is implemented in or out of court are the need for and availability of financing, the relative concentration and size of claims, the extent of legal and contractual impediments and the types of products or services offered by the debtor. Kroll works toward reestablishing credibility to garner support for the reorganization process and a consensual

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

If an out-of-court reorganization plan (a “workout”) appears unlikely, Kroll assesses the impact of a bankruptcy filing on the client’s financial condition and operating performance and seeks debtor-in-possession financing on the client’s behalf. If the client voluntarily files bankruptcy or is involuntarily forced into bankruptcy, Kroll will assist in managing the entire bankruptcy process, including structuring, negotiating with creditors and devising and implementing the plan of reorganization. Kroll also renders expert testimony in connection with the bankruptcy proceeding on such issues as business unit valuation and economic loss.

•	Creditor Representation — When assisting either secured or unsecured creditors, Kroll seeks to maximize amounts recovered by them from the debtor in either out-of-court or in-court proceedings. In a workout engagement, Kroll evaluates and monitors the quality and value of the collateral and any other assets available to the creditor, analyzes the debtor’s business plan and underlying cash flow projections and assesses the adequacy of the debtor’s financial reporting systems. Based on Kroll’s analysis, it then assesses the debtor’s viability and develops and evaluates a restructuring plan. In the event that an out-of-court workout is not feasible, Kroll assists creditors in deciding whether to provide debtor-in-possession financing, when working through the bankruptcy process, and in structuring and evaluating various reorganization plan alternatives.

Operational Turnaround Services

      Kroll conducts a detailed review of the operations of its clients and assists in devising and implementing an operational plan that optimizes profits and cash flow. Kroll provides clients with assistance that enables them to identify and optimize their competitive advantages and thereby improve profits and cash flows to augment returns for creditors and increase shareholder values for debtors.

Strategic Advisory Services

      Kroll assists companies in devising, reformulating and executing strategic plans that will assist in maximizing competitive strength, financial health and shareholder value.

Financial Crisis Management

      Kroll provides crisis management services in which its teams perform senior management functions such as chief executive officer, chief operating officer, chief financial officer or chief restructuring officer within companies facing turnaround, financial restructuring and bankruptcy reorganization challenges.

Corporate Finance Services

      Kroll assists clients in developing and implementing financial programs that are suitably aligned with the client’s needs. Kroll’s corporate finance services include assistance with and advice on debt and equity restructurings, financings, mergers and acquisitions, divestitures and capital raising.

      Kroll currently believes that its Corporate Advisory and Restructuring Services business in the United States will grow more slowly over the next few years as potential large restructuring assignments in the United States become fewer and the competition for those assignments increases. Kroll does not expect this business to be able to sustain its historical level of performance. A significant portion of the revenues of its corporate advisory and restructuring services business in the United States has been attributable to success fees from debtor representation in corporate restructurings. As a result of the expected slower growth in this business, Kroll expects the amount of success fees to decline.

Clients

      The principal clients of Kroll’s Corporate Advisory and Restructuring Group include multinational corporations, institutional and other creditors, government agencies, lawyers, accountants, financial institutions, investors and stakeholders in troubled companies. Some of Kroll’s more notable engagements have included Enron Corp., Federal Mogul Corporation, Federated Department Stores, Sunbeam (now known as American Household Inc.), Laidlaw, Inc., Washington Group International, Inc., Polaroid Corporation, Morrison Knudsen Corporation, Pegasus Gold Inc., NationsRent West, Inc., and ICG Communications, Inc.

      Kroll’s corporate advisory and restructuring services are typically charged on an hourly basis as well as on a negotiated project, or fixed fee, basis. In addition, a significant portion of the Corporate Advisory and Restructuring Group’s sales each year has been attributable to success fees and a relatively small number of clients, which vary significantly from year to year.

Competition

      Kroll’s Corporate Advisory and Restructuring Group faces competition from national and international accounting firms and specialist corporate recovery firms, such as FTI Consulting, Inc., Crossroads LLC, Alvarez & Marsal, LLC and AlixPartners LLC.

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

Services

Business and Financial Investigations

      Kroll’s multi-disciplinary global team of professionals has backgrounds in law, law enforcement, intelligence and forensic accounting. These teams provide clients with the information and analysis necessary to make informed decisions about potential risks and suspected wrongdoing. Kroll’s investigative and fact-finding services are used by businesses, governments, non-profit institutions, law firms and individuals, and address issues as diverse as reputational threats, money laundering, organized crime and management malfeasance. Kroll’s fraud investigations services encompass civil and criminal fraud, employee fraud and theft, management fraud and theft, procurement fraud and the identification of secret commissions and kickbacks. Kroll has broad experience in detecting, investigating and assisting clients in asset tracing and recovery, security and internal control reviews and training on fraud awareness, prevention and related topics.

Forensic Accounting

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

Business Valuation

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

Litigation Consulting

      Kroll provides litigation consulting services to outside counsel and in-house lawyers to assist them in the preparation and resolution of litigation or arbitration proceedings and in designing settlement strategies. These services include:

•	Expert Testimony. Kroll renders expert opinions at trial or in regulatory proceedings concerning proof of business facts, damage calculations and other matters. A number of Kroll’s senior staff members are experienced expert witnesses.

•	Expert Consultation. Kroll assists counsel to evaluate whether actionable conduct occurred and/or to develop an effective strategy for obtaining a favorable settlement or judgment in pending litigation.

•	Facilitation. Kroll assists disputants using alternative dispute resolution mechanisms, such as mediation or arbitration, in which the disputants, or the trier of fact, retain decision-making authority.

Due Diligence

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

Litigation Intelligence

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

Asset Tracing and Analysis

      Kroll’s asset tracing services consist of tracing and locating assets anywhere in the world. This includes developing financial profiles and lifestyle assessments in connection with bankruptcy cases, loan defaults, internal investigations and other due diligence requests by clients. In many cases, Kroll has worked with trustees in bankruptcy and insolvency, creditors’ committees, bankers in out-of-court reorganization plans and restructuring departments and litigation and bankruptcy attorneys in conducting searches for concealed or undisclosed assets. In other contexts, clients may be interested in a financial profile or asset analysis of a person in connection with a potential business relationship, lawsuit or internal investigation. Kroll’s asset searching and analysis techniques can help clients to uncover assets and bring debtors to the negotiating table.

Monitoring Services and Special Inquiries

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

Market Intelligence

      Kroll applies its broad range of investigative and financial expertise to assist businesses in analyzing and evaluating market conditions, market opportunities and the competitive environment within their industries.

Intellectual Property and Infringement Investigations

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

Clients

      Clients of Kroll’s Consulting Services Group include law firms, multinational corporations, financial institutions, government agencies, shareholders, investors and individuals in a wide range of business sectors. Whether as direct clients or as sources of referral engagements, law firms form a significant element of Kroll’s client base for its Consulting Services Group. Kroll’s financial institution clients include many of the largest international investment banks, numerous commercial banks, insurance companies and other significant credit institutions. Many of these clients, particularly law firms, multinational corporations, government agencies and financial institutions, are also significant sources of business for Kroll’s Corporate Advisory and Restructuring and Technology Services Groups and, to a lesser extent, its Security Services and Background Screening Groups.

      Kroll’s consulting services are charged in one of two ways: (1) on an hourly basis or (2) on a negotiated project, or fixed fee, basis. With respect to hourly assignments, Kroll generally charges for its services at varying rates, depending upon the type of service being provided, the knowledge, skill and experience of the individual professionals providing the service and the competition that exists in providing the service. Providing services on a fixed fee basis enhances the potential for higher profit margins. However, these arrangements can also result in unexpected losses on a particular project. Kroll believes that this risk is reduced by being spread over a number of fixed fee arrangements and through its contracting process that specifies the actual steps that are required to be performed for the fixed fee.

Competition

      Kroll’s Consulting Services Group faces competition from local, regional, national and international accounting firms, forensic accounting, litigation support, investigative and other specialist consulting firms, including the “Big Four” accounting firms, Navigant Consulting, Inc., Huron Consulting Group LLC, Standard & Poor’s, a division of The McGraw-Hill Companies Inc., and Control Risks Group Limited.

Technology Services Group

      Kroll provides data recovery, electronic discovery and computer forensics services, along with related software solutions.

Services

Data Recovery

      Kroll recovers lost or corrupted data from virtually all operating systems and types of storage devices through a broad range of service solutions, including engineer assisted in-lab, on-site and remote data recovery services and do-it yourself software solutions.

      Recoveries are performed using one or more of Kroll’s proprietary data recovery tools and techniques. The final deliverable, recovered data, is provided in a number of ways depending on the type of service solution chosen by the client.

Electronic Discovery

      Kroll conducts, manages and advises with respect to the collection, analysis and production of electronic documents and data within the legal discovery process. Kroll’s data collection process enables it to capture data from multiple business software applications, multiple geographic locations, email systems and IT platforms. Collection options range from consulting services and the use of Kroll’s data collection software, to the use of our data gathering experts, who work on-site to capture the data. Kroll’s collection experts have gathered data from thousands of global sites and have experience with virtually every hardware and software platform.

      Once data is collected, Kroll’s data analysis process helps clients to eliminate those electronic documents that are not responsive or relevant to discovery requests. The information generated from the collection and analysis phases is then delivered in the format best suited for each client’s case, including printed documents, litigation support software and electronic repository.

Computer Forensics

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

      Kroll’s computer forensic experts retrieve data from virtually all storage and operating systems, including many antiquated systems. Kroll’s engineers can also often determine whether computer evidence was tampered with, altered, damaged or removed. Once data analysis is complete, Kroll’s computer forensic engineers work to support the client’s case with customized reports about the data collected and produced, providing data for affidavits or other pleadings and providing expert testimony and reports.

Software

      In addition, Kroll continues to offer certain software utilities and other software solutions, such as our Disk Manager product, related to Kroll’s data recovery, electronic discovery and computer forensics offerings.

Clients

      Kroll’s Technology Services Group provides data recovery services to clients ranging from Fortune 500 companies, governmental agencies and educational and financial institutions to small businesses and individuals. Kroll obtains clients through referral relationships with other services companies and corporate partners, including major computer manufacturers, who offer and promote Kroll’s services solutions to their clients. The principal client base for Kroll’s electronic discovery and computer forensics services are major

U.S. law firms, which historically have been the clients of Kroll’s Consulting Services Group. Kroll utilizes its existing relationships with these major U.S. law firms and other clients of Kroll’s Consulting Services Group to market its technology services to those same clients. In addition, Kroll enjoys long-standing relationships with hard disk drive manufacturers that license its Disk Manager product.

      Kroll’s technology services are typically charged on a negotiated project, or fixed fee, basis depending on the type of service Kroll is retained to provide. In addition, Kroll typically charges its clients a per-page fee for each page of data that Kroll recovers in connection with its data recovery service. Kroll charges for its software solutions on a per unit basis.

Competition

      Kroll’s Technology Services Group faces competition from small, independent service providers and technology companies, litigation support companies and printers that specialize in services similar to those that Kroll provides, including Applied Discovery Inc., Electronic Evidence Discovery, Inc., Daticon, Inc., Fios, Inc., IKON Office Solutions and Merrill. Kroll’s desktop utility software products compete with products offered by much larger companies such as Network Associates.

Background Screening Services Group

      Kroll provides employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions.

Services

Employee and Vendor Background Investigations

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

Credit Screening

      Kroll provides a wide range of customized information services to assist businesses to make decisions for a wide range of credit and business purposes, such as whether to approve a mortgage or other loan, accept new tenants or enter into a business relationship. Kroll specializes in providing customized mortgage credit reports and other mortgage related services, such as credit scores and property valuations. Kroll gathers data from a wide range of sources, including the three major credit repositories, updates and analyzes that information and electronically presents and delivers its results in a manner customized to each customer’s decision-making process. Kroll also provides consumer and commercial credit reports and resident screening.

Substance Abuse Testing

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

Clients

      Clients of the Background Screening Group include a broad array of domestic and multinational corporations and financial institutions. Kroll’s background screening services are typically charged on a per service basis, a standard packaged price or a custom package of services, depending on the particular client’s preference.

Competition

      Kroll’s Background Screening Group faces competition from other background checking companies that specialize in the services Kroll provides, including ChoicePoint Inc., Total Information Services, Inc., ADREM Profiles Inc., Trans Union LLC, Verifications Inc., Yale Associates, Inc., First Advantage Corporation, Equifax Inc. and First American Corporation.

Security Services Group

      Kroll provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training. Beginning January 1, 2004, Kroll integrated this business group into its Consulting Services business group.

Services

Security Architecture and Design

      Kroll provides comprehensive planning, engineering and design services that are customized to meet the requirements of clients for physical site protection. Kroll offers a wide range of technical services from master planning through construction, including facility review and threat assessment, security systems planning and design, architectural security recommendations, system specification and bid award assistance and installation and project management.

Corporate Security Consulting

      Kroll offers a variety of consulting services to assist businesses in safeguarding their employees, clients, operations and premises and in meeting and managing unexpected crisis. These services include review of security policies and procedures, assessment and training of security staff, business continuity planning and exercises and response to product contamination.

Emergency Management

      Kroll’s services include emergency management and homeland security counter-terrorism initiatives for government agencies, health care institutions and air, sea and rail transportation agencies. Kroll assists these clients with program planning, incident response and personnel training.

Environmental Services

      Kroll offers comprehensive environmental due diligence and compliance assessments, environmental property assessments, Environment, Health and Safety management systems design and implementation, independent auditing and monitoring, environmental investigations and litigation support, environmental crisis management and remedial services, product safety and security, laboratory safety and security, biological, chemical and radiological threat assessment and monitoring.

Protective Services, Operations and Training

      Kroll provides personal protection programs and training for law enforcement officials, military personnel and business executives. On a worldwide basis, Kroll’s security specialists can provide trained drivers, security escorts or full protective details for high-risk personnel. At Crucible, our training school in Fredericksburg, Virginia, Kroll provides training for defensive driving, surveillance detection, executive protection, close quarters combat and kidnap avoidance. Kroll’s personal security seminars are offered both at Crucible and at client sites.

Clients

      Clients of the Security Services Group include multinational corporations, government agencies, major architecture firms and commercial property owners, transportation authorities, individuals and financial institutions.

      Kroll’s security background screening services are typically charged on a per service basis, a standard packaged price or a custom package of services, depending on the particular client’s preference. Security training is generally charged on a per course basis or on a custom priced arrangement.

Competition

      Kroll’s Security Services Group faces competition from investigative and security firms, guard companies, consultants and individual subcontractors, including Vance International, Inc. and Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc.

Acquisition Strategy

      Kroll’s strategy to increase the size of its existing business is to grow internally and through select acquisitions. Kroll has made several acquisitions in the past and intends to continue to seek such acquisitions in the future. In executing its acquisition strategy, Kroll seeks to acquire profitable companies that increase the geographic scope of Kroll’s services and that augment Kroll’s services with similar or complementary products and services. For a discussion of risks related to Kroll’s acquisition strategy, see “Risk Factors” below.

Marketing and Sales

      Kroll’s services in its five business groups are marketed and sold by three different types of sales personnel, including senior professionals, full time sales and marketing staff and global sales managers. As of December 31, 2003, Kroll had 103 senior professional service providers, who are expected to provide marketing services; 277 full time sales and marketing employees, who work in regional markets; and 5 global sales managers, who market and sell all of Kroll’s varied services, both in the United States and abroad.

      Kroll relies principally on its senior professional service providers not only to service existing clients, but also to develop and market new business. Kroll obtains engagements from a client’s board of directors, executive officers and management and a variety of other corporate officials. Our senior professionals act as relationship managers for our major clients. A significant part of Kroll’s marketing efforts consists of maintaining and developing these personal relationships. Kroll’s full time regional sales and marketing staff coordinates local and regional sales and marketing efforts around the world. These sales and marketing efforts include direct client sales efforts as well as seminars, briefings, receptions, breakfast and lunch meetings, direct mail and selected advertising in trade and other journals. In addition to targeting new clients, Kroll’s marketing efforts also attempt to increase business with existing clients by increasing clients’ awareness of the range of services Kroll offers and by increasing the number of decision makers within a client’s organization who are aware of the range of Kroll’s services.

      A significant portion of the marketing for services offered by Kroll’s Technology Services Group involves general name recognition, repeat business, referrals from existing clients and third-party referral arrangements. Kroll has dedicated sales and marketing resources to develop referral relationships with other services companies and corporate partners, including major computer manufacturers, which offer and promote Kroll’s services solutions to their clients. Kroll also educates the law firm market about electronic discovery through its senior professionals and legal consultants that provide training on electronic discovery and computer forensics to leading law firms.

      Services offered by Kroll’s Background Screening Group are primarily marketed and sold through a full-time sales staff and independent contractors that work on a commission basis. These salespeople target corporations and other enterprises that have multiple locations but centralized decision-making.

      Although many of Kroll’s clients utilize these services on a periodic basis, comparatively few clients utilize Kroll’s services on a long-term continuing basis and the clients that account for a material percentage of net sales in any year may vary widely. Many of Kroll’s clients who use Kroll’s services on a periodic basis are obtained through referrals from existing clients.

Seasonality

      Although Kroll does have some long term contracts with its clients, its ability to generate sales is generally dependent upon obtaining many new projects each year, most of which are relatively short term. In addition, during the latter part of the fourth quarter of every year, Kroll’s business is generally impacted by fewer background screening and mortgage requests and fewer consulting assignments compared with other quarters within the year. Accordingly, period-to-period comparisons within a given year or between years should take this normal fluctuation into consideration.

Employees

      As of December 31, 2003, Kroll had 2,416 full-time employees, of whom 282 were in sales and marketing, 712 were in operations, 848 were professional services providers and 574 performed general and administrative services. In addition, Kroll had 219 part-time employees. Of a total of 2,635 employees, 1,571 were located in the United States and 1,064 were located abroad.

      Kroll’s employees are not represented by a union and are not covered by any collective bargaining agreements. Kroll has not experienced any work stoppages or employee related slowdowns and believes that its relationship with its employees is satisfactory.

Government Regulation

      Kroll’s business groups are subject to various federal, state, local and foreign laws and regulations. Two of Kroll’s subsidiaries hold private investigative licenses from, and their investigative activities are regulated by, state and local government agencies in various jurisdictions. Kroll also uses some data from outside sources, including data from third party vendors and various government and public records services, in performing its services, the use of which is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll obtains information and conducts its operations, including its access to data used in Kroll’s business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with Kroll’s method of operations and access to data.

      Additionally, the laboratory of our substance abuse testing subsidiary, Kroll Laboratory Specialists, Inc., is certified on the federal level and licensed in a number of states. If the subsidiary’s certification were suspended or lost, Kroll would not be eligible to perform testing for various clients requiring this certification.

      Kroll believes that it currently conducts its activities and operations in substantial compliance with applicable governmental laws and regulations.

Environmental Matters

      Kroll’s substance abuse testing laboratory located in Gretna, Louisiana and its Crucible training center in Fredericksburg, Virginia are subject to a number of environmental laws, regulations and ordinances governing activities that may have adverse environmental effects, such as discharges to air and water, as well as handling, storage and disposal practices for solid and hazardous materials. These laws also impose liability for the cost of remediation of, and damages resulting from, sites of past releases of hazardous materials. Kroll is not aware of any such matters as of December 31, 2003 and believes that it currently conducts its activities and operations in substantial compliance with applicable environmental laws.

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

      Growing Kroll’s existing businesses may strain its management, human resources and information systems. To manage its growth successfully, Kroll must add managers and employees and periodically update its operating, financial and other systems, procedures and controls. In addition, issues relating to new acquisitions may divert management’s attention from existing operations. Kroll also must effectively motivate, train and manage a larger professional staff. If Kroll fails to manage its growth effectively, its business could be materially adversely affected.

Kroll may not be able to effectively integrate the operations of Factual Data Corp. into its business.

      Kroll’s future success will depend on its ability to continue to consolidate and effectively integrate the operations of Factual Data Corp., which Kroll acquired on August 21, 2003, into its background screening business. Kroll cannot be sure that Factual Data will be successfully combined with its existing background screening business into a single business. If Kroll cannot successfully combine those operations, it may experience a material adverse effect on its business, financial condition or results of operations.

      The integration involves combining two companies that have previously operated separately. The integration process is complex and time consuming and involves a number of risks, including:

•	the diversion of management’s attention to the combining of operations;

•	difficulties in the combining of operations and systems, particularly sales and marketing organizations;

•	difficulties in the assimilation and retention of employees;

•	the need to coordinate geographically diverse operations;

•	challenges in keeping existing clients and obtaining new clients;

•	retooling and reprogramming equipment and information technology systems; and

•	potential adverse short-term effects on operating results.

      Because of difficulties in combining Factual Data’s operations, Kroll may not be able to realize the cost savings, revenue growth and other benefits it hopes to achieve from the acquisition. In addition, Kroll may be required to spend additional time or money on integration that would otherwise be spent on the development of our other businesses and services.

Kroll may not be able to implement its acquisition strategy.

      While Kroll has experience in identifying and integrating acquisitions, it may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue its acquisition strategy or complete acquisitions on satisfactory terms or at all. When companies are acquired, Kroll may not be able to integrate or manage these businesses to produce returns that justify its investment.

      A number of Kroll’s competitors have also adopted the strategy of expanding and diversifying through acquisitions. Kroll experiences competition in its effort to execute its acquisition strategy and expects the level of competition to increase. As a result, Kroll may be unable to continue to make acquisitions or may be forced to pay more for the companies it is able to acquire.

Kroll faces a number of risks in connection with its Zolfo Cooper subsidiary.

      The business of Kroll Zolfo Cooper, which Kroll acquired on September 5, 2002, constitutes a significant portion of its Corporate Advisory and Restructuring Services group. This business has grown rapidly in the last several years. This growth was, in part, attributable to worsening economic conditions in the U.S., major financial failures due to poor management and industry failures resulting in an increased number of large bankruptcies and restructurings that occurred during this period. Kroll currently believes that the Kroll Zolfo Cooper business will grow more slowly over the next few years as there will be fewer large restructuring assignments and the competition for those assignments will increase. Kroll does not expect Kroll Zolfo Cooper to be able to sustain its historical level of performance. If the demand for financial restructuring and turnaround services declines as a result of an improved economy or otherwise and there is no corresponding growth in demand for Kroll’s other services, Kroll’s business, operating results and financial condition may be materially adversely affected.

      Furthermore, the business of Kroll Zolfo Cooper is highly dependent upon Stephen Cooper, Michael France and Leonard LoBiondo, the three former principal owners of Kroll Zolfo Cooper, for the generation of new business as well as the retention of existing clients. The loss of their services could materially adversely affect Kroll’s business.

      A significant portion of Kroll Zolfo Cooper’s revenue each year has been attributable to success fees and a relatively small number of clients, which vary from year to year. In 2001, 2002 and 2003, Kroll Zolfo Cooper earned success fees of $8.6 million, $4.5 million and $20.9 million, respectively. The 2001 and 2002 periods reflect activity of Zolfo Cooper prior to its acquisition by Kroll. Success fees are negotiated on a case-by-case basis, are payable upon the successful completion of stipulated events, such as a successful restructuring, and are usually agreed upon in advance in a fixed amount that is related to the size and complexity of a project and not the amount of time spent on the project. Payment of success fees earned by Kroll Zolfo Cooper in connection with pending bankruptcy cases is also subject to bankruptcy court approval. As a result of the expected slower growth in Kroll Zolfo Cooper’s business, Kroll expects the amount of success fees to decline. To the extent Kroll is unable to continue to earn success fees consistent with past levels due to competitive or other factors and cannot increase revenues from its other services, our business, operating results and financial condition may be materially adversely affected.

      Kroll Zolfo Cooper performed services for more than 80 clients in 2001, more than 73 clients in 2002 and more than 85 clients in 2003; however, in 2001, 2002 and 2003, 22%, 47% and 73%, respectively, of Kroll Zolfo

Cooper’s consolidated revenue was derived from five clients. In one instance during 2001 and in two instances during 2002 and 2003, a single client accounted for more than 10% of Kroll Zolfo Cooper’s consolidated revenues for the applicable year. If Kroll is unable to retain existing Corporate Advisory and Restructuring Services group clients and replace them in future years with new clients, its business may be materially adversely affected.

A decrease in demand for mortgage credit reports will likely decrease the earnings of Kroll Factual Data.

      The business of Kroll Factual Data, which Kroll acquired on August 21, 2003, constitutes a significant portion of Kroll’s Background Screening Services group. The primary service of Kroll Factual Data is the preparation of mortgage credit reports. The demand for this service depends primarily upon the level of home mortgage originations and refinancings and, to a lesser extent, the efforts of lenders to develop new, and monitor existing, credit relationships. Consumer demand for mortgage credit tends to vary because of interest rate fluctuations and general economic conditions, with demand tending to decrease during periods of economic contraction or rising interest rates. Because Kroll Factual Data is dependent on mortgage market activity, a downturn in the demand for mortgage credit reports would adversely affect our business, operating results and financial condition, particularly if Kroll were unable to control Kroll Factual Data’s costs, including labor and communication charges, during a period of reduced demand.

Kroll is highly dependent on executive management and other key employees.

      Kroll relies heavily on its executive management and key employees to provide services and for continued business development, including, in particular, Jules B. Kroll, its executive chairman of the board of directors, and Michael G. Cherkasky, its chief executive officer. Competition for these personnel is intense. Kroll has employment agreements which contain non-competition and non-solicitation provisions with most of its executive managers and senior managers in the Consulting Services and Corporate Advisory and Restructuring Services Groups and its key employees in its other service groups. Kroll also has non-solicitation agreements with many of its professional non-executive employees in its service groups. These agreements would be subject to enforcement by Kroll in the event any of these employees were to resign to join one of our competitors or to compete on his or her own. Kroll’s business could be materially adversely affected if a number of its executive managers, senior managers or key employees were to leave and if Kroll were unable to enforce the non-competition and non-solicitation agreements or to attract and retain qualified replacements.

Kroll’s success is largely dependent upon its ability to hire and retain skilled professionals.

      Competition for competent professionals, particularly for personnel with the specific skills necessary to perform the services that Kroll offers, is intense and has caused wages to increase at a rate greater than the general rate of inflation. Kroll’s professionals have varied specialties and backgrounds in such fields as law, accounting, law enforcement and engineering. A number of Kroll’s professionals have highly specialized skills or advanced degrees and many have legal training and experience. Kroll may not be successful in attracting, hiring and retaining qualified people at favorable rates or at all. If Kroll is unable to hire and retain skilled professionals, its business could be materially adversely affected.

Kroll’s professional reputation is critical to its business.

      As a company in a client service business, Kroll depends upon its reputation and the individual reputations of its senior professionals to obtain new client engagements. Kroll obtains a substantial number of new engagements from existing clients or through referrals from existing clients. Any factor that diminishes its reputation or the reputations of its senior professionals may make it more difficult for Kroll to compete successfully for new engagements or to retain existing clients and therefore could materially adversely affect Kroll’s business.

Competitive conditions could materially adversely affect Kroll’s business.

      The markets in which Kroll does, and intends to do, business are highly competitive with few barriers to entry. In most service areas in which Kroll operates, there is at least one competitor that is significantly larger or more established than Kroll is in the delivery of that particular service. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, AlixPartners, Control Risks Group Limited, Crossroads LLC, ChoicePoint, Inc. and Applied Discovery, Inc., provide consulting and other services similar to some of Kroll’s services. Some of these firms have indicated an interest in providing services similar to Kroll’s on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting and consulting firms have significantly larger financial and other resources than Kroll has and have long-established relationships with their clients, which also are likely to be clients or prospective clients of Kroll’s. In addition, large multinational security services providers have indicated an interest in expanding their services to include value-added services such as some of the risk mitigation services Kroll provides.

Kroll’s business varies from period to period.

      Kroll’s net sales and net income from year-to-year and period-to-period are not necessarily predictable and historically there has not been a consistent year-to-year pattern of growth. Period-to-period comparisons within a given year or between years may not be meaningful or indicative of operating results over a full fiscal year. The demand for many of Kroll’s services is affected by general economic conditions and the level of corporate acquisitions and other financial transactions; clients tend to reduce their reliance on these services during periods when there is a decline in those activities. Kroll’s Corporate Advisory and Restructuring Services group specializes in assisting companies that are financially distressed. This business is cyclical but counter to some of the other areas of Kroll’s business. Because of the nature of its Corporate Advisory and Restructuring Services group’s practice, once Kroll finishes an engagement with a debtor client, Kroll generally does not generate additional revenue from that client. A significant decline in revenue of the Corporate Advisory and Restructuring Services group could have a material adverse effect on Kroll’s business, results of operations and financial condition. In addition, Kroll’s operating results are affected by specific market conditions, including, among other risk factors discussed in this section, increased competition, the mix of services sold among our service offerings, our ability to control costs and the demand for our services. The timing of future acquisitions and the cost of integrating them may cause fluctuations in our operating results as well.

Kroll’s business depends on the protection of its intellectual property and proprietary information.

      Kroll relies on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect its proprietary rights in its products and technology. These measures may not be adequate to protect our trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use Kroll’s products or technology. Furthermore, Kroll may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of its rights may be ineffective in these countries. If Kroll must engage in litigation to defend and enforce its intellectual property rights, either domestically or in other countries, Kroll could face substantial costs and diversion of resources, regardless of the outcome of that litigation. Any future attempt by Kroll to enforce its intellectual property rights might not be successful, might result in royalties that are less than the cost of such enforcement efforts or might result in the loss of the intellectual property altogether. Even if Kroll succeeds in protecting its intellectual property, others may independently develop similar technologies or products that do not infringe on its intellectual property.

Kroll’s business outside the United States exposes it to numerous risks that, individually or together, could materially adversely affect its business.

      In addition to its U.S. facilities, Kroll has operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, South Africa, Spain, Switzerland and the United Kingdom. Kroll also offers its services in other countries and seeks to increase its level of international business activity. Kroll’s international business exposes it to various risks. Currently, the most significant risks relate to regional economic downturns in Central and South America and in certain regions in Asia. Other risks of doing business outside the United States include exchange rate fluctuations, foreign currency restrictions, U.S. government-imposed prohibitions against offering services to specific countries, expropriation of assets, war, civil uprisings and riots, government instability, difficulties enforcing contracts under foreign legal systems and unanticipated taxes, duties or other governmental assessments. Any of these risks could result in a loss of business, significant unexpected write-offs of assets or other unexpected costs that could have a material adverse effect on Kroll’s business, results of operations and financial condition.

      In the past, Kroll has occasionally had difficulty in collecting significant accounts receivable for its services, particularly when the obligor was located in a foreign country.

Kroll’s credit facility contains restrictive covenants that may limit its liquidity and corporate activities.

      Kroll’s credit facility imposes operating and financial restrictions, including restrictions that limit its ability to:

•	pay dividends;

•	incur additional indebtedness;

•	create liens on its assets;

•	sell the capital stock or other assets of its subsidiaries;

•	make investments;

•	engage in mergers and acquisitions;

•	make capital expenditures; and

•	change the control of Kroll.

      These covenants could limit Kroll’s operational flexibility and restrict its ability to raise additional funds, if necessary, to finance operations, to pursue its acquisition strategy and to make principal and interest payments on its other debt. In addition, failure to comply with these operational and financial covenants could result in an event of default under the terms of the credit facility that, if not cured or waived, could result in amounts borrowed under the credit facility and other debt of Kroll becoming due and payable. The effect of these covenants, or Kroll’s failure to comply with them, could materially adversely affect its business, results of operations and financial condition.

If Kroll defaults under its credit facility, Kroll could forfeit its rights in its assets.

      Kroll has pledged substantially all of its assets and Kroll’s domestic subsidiaries have pledged substantially all of their assets as security to the lenders under its credit facility. A default under the credit facility, if not waived or cured, would permit the lenders to foreclose on the collateral and Kroll could lose its rights in the collateral, which would have a material adverse effect on its business.

Kroll may not be able to obtain additional financing when it needs it or on acceptable terms.

      There can be no assurance that Kroll’s available financing and anticipated cash flow from operations will be sufficient to meet all of its cash requirements. Kroll may also need additional capital in order to finance internal growth or pursue its acquisition strategy. Kroll may not be able to replace its credit facility at the time it becomes due. In addition, the terms of any alternate credit arrangement may restrict Kroll’s financial and operating flexibility. Kroll may also experience unexpected circumstances, including the occurrence of any of the risk factors discussed in this section, which may have a material adverse effect on its business, results of operations and financial condition.

      If Kroll requires additional capital, it may have to borrow funds under new credit facilities or issue equity, equity-related or debt securities. Raising additional funds in the future by issuing securities could adversely affect Kroll stockholders and negatively affect Kroll’s operating results. If Kroll raises additional capital through the issuance of debt securities, the holders of the debt securities will have a claim to Kroll’s assets that will have priority over any claim of its stockholders. The interest on these debt securities would increase Kroll’s costs and negatively impact Kroll’s operating results. Kroll may decide to sell additional shares of common stock or other equity securities to obtain additional capital. If Kroll sells more shares or issue securities convertible into or exchangeable for shares of its common stock, the price of its stock may decline significantly and the ownership of existing stockholders may be substantially diluted.

      Kroll cannot assure you that any required additional financing will be available or, if it is, whether it will be on acceptable terms. Kroll’s inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on its business.

Changes in government regulations and licensing requirements could have a material adverse effect on Kroll’s business.

      Kroll is subject to various federal, state, local and foreign laws and regulations. Two of its subsidiaries hold private investigative licenses from, and their investigative activities are regulated by, state and local government agencies in various jurisdictions. Kroll also uses some data from outside sources, including data from third party vendors and various government and public records services, in performing its services. The use of this data is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which Kroll obtains information and conducts its operations, including its access to data used in its business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with Kroll’s method of operations and access to data and, as a result, materially adversely affect its business.

      Additionally, the laboratory of Kroll’s drug testing subsidiary, Laboratory Specialists of America, Inc., is certified on the federal level and licensed in a number of states. If this subsidiary’s certification were suspended or lost, it would not be eligible to perform testing for certain clients requiring this certification, which could materially adversely affect the drug testing services aspect of Kroll’s business.

Kroll’s drug testing services are performed at one location.

      Kroll’s drug testing services are performed at its laboratory facility located in Gretna, Louisiana. Should it be unable to use this facility for any reason, Kroll may be unable to provide drug-testing services, which could materially adversely affect its business, results of operations and financial condition.

Kroll may be subject to potentially significant liability claims.

      The nature of Kroll’s business exposes it to liability claims in instances in which Kroll’s clients suffer losses in spite of its efforts to mitigate their risks. Kroll maintains professional liability insurance with a policy aggregate limit of $50 million, including loss and claim expense. If one or more successful claims substantially exceeded Kroll’s coverage limits, it could have a material adverse effect on Kroll’s business.

      One of Kroll’s subsidiaries has been served with a $40 million (Cdn.) lawsuit in connection with a negligence claim. This subsidiary is being defended by its former insurance carrier, the Reliance Insurance Company. Reliance is in liquidation and has advised Kroll that any claim for damages or settlement greater than $25,000 (Cdn.) will be a claim in the liquidation on which distributions will be made as the liquidation progresses. Should this claim succeed and, if large enough (either alone or in combination with other claims), it could have a material adverse effect on Kroll’s financial condition. For more information, see “Legal Proceedings” in this Annual Report on Form 10-K.

      In addition, in the ordinary course of its business, Kroll is subject to claims of third parties, other than clients, alleging trespass, invasion of privacy, negligence and other tortious conduct by its investigators, consultants, professionals and other personnel, which are not covered by insurance. Although Kroll endeavors to minimize the risk of these claims, a substantial successful claim could have a material adverse effect on its financial condition.

Kroll’s business is subject to technological change.

      Kroll regularly develops solutions for its clients by using information technology, electronic document management techniques, the Internet and other state-of-the-art technologies. Many of these technologies have only recently emerged, will rapidly change and may become obsolete as new technologies appear. Kroll’s future success will depend upon the ability of its professionals to remain current with the rapid changes in the technologies Kroll uses in its business, to learn quickly to use new technologies as they emerge and to adapt its existing technologies and solutions and develop new technology-based solutions as appropriate. If Kroll’s professionals fail to do this, Kroll could be at a competitive disadvantage. Kroll’s competitors may gain exclusive access to improved technology, which also could put Kroll at a competitive disadvantage. Industry standards are constantly evolving and there may be changes in its clients’ or prospective clients’ preferences for technology solutions. If Kroll cannot adapt to these changes, its business may be materially adversely affected.

      In addition, the computer industry in which Kroll’s technology services group operates is characterized by rapid technological changes and frequent introductions of new enhanced products and Kroll’s technology services group must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes. If Kroll cannot adapt to these changes, its business may be materially adversely affected.

Kroll’s certificate of incorporation and bylaws provide for the indemnification and exculpation of its directors and officers.

      Kroll’s certificate of incorporation and bylaws provide for indemnification of its directors and officers and, in addition, provide that a director of Kroll will not be personally liable to Kroll or its stockholders for monetary damages for breach of fiduciary duty as a director. However, a director will remain liable for any breach of the director’s duty of loyalty to Kroll or its stockholders, for unlawful payment of dividends or unlawful stock purchase or redemption, or for any transaction from which the director derived any improper personal benefit. In addition, pursuant to Kroll’s certificate of incorporation and the Delaware General Corporation Law, a director will remain liable for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law.

Kroll does not intend to pay dividends.

      Kroll intends to retain future earnings that may be generated from our operations, if any, to help finance the growth and development of its business, and Kroll does not plan to pay dividends to its stockholders for the foreseeable future. Furthermore, Kroll is prohibited from paying cash dividends by the terms of its credit facility.

Delaware law and Kroll’s certificate of incorporation, bylaws and debt instruments contain provisions that could deter an acquisition by a third party.

      Provisions contained in Delaware law and Kroll’s certificate of incorporation, bylaws and debt instruments could make it difficult for a third party to acquire Kroll. Kroll’s certificate of incorporation provides its board of directors with the authority to issue preferred stock without the approval of stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may adversely affect the voting and other rights of the holders of Kroll’s capital stock and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. Kroll’s certificate of incorporation and bylaws contain the following provisions that may have an anti-takeover effect and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions include:

•	the requirement that there be three classes of directors and that their terms be staggered;

•	the requirement that a stockholder comply with specified procedures, including advance written notice, before bringing matters, including the nomination of directors, before a stockholders’ meeting;

•	the specific denial of stockholders’ ability to take action by written consent; and

•	the restriction of the right to call special meetings of stockholders to only the chief executive officer or a majority of the board of directors pursuant to a board resolution.

      In addition, a change in control would be an event of default under Kroll’s credit facility and its 6% Convertible Senior Subordinated Notes. These events would add to the cost of an acquisition of Kroll, which could deter a third party from acquiring Kroll.

Item 2.	Properties

      Kroll maintains its principal executive offices and a regional headquarters in New York, New York, and other regional headquarters in London, Toronto, Hong Kong and Miami. In addition to these offices, Kroll maintains 27 domestic offices or facilities in 13 states and 31 foreign offices or facilities in 15 foreign countries around the world. Kroll’s principal properties and facilities as of December 31, 2003 were as follows:

	Total Sq.
Location	Footage	Status	Expiration of Leases

Eden Prairie, Minnesota	156,017	Leased	November 30, 2009 and December 31, 2013
New York, New York	48,500	Leased	December 31, 2007
London, England	38,935	Leased	December 25, 2008
Loveland, Colorado	32,086	Leased	March 31, 2018
Philadelphia, Pennsylvania	21,000	Leased	November 30, 2009
Toronto, Canada	20,274	Leased	March 31, 2012
Gretna, Louisiana	20,000	Owned	N/A
Nashville, Tennessee	18,154	Leased	August 31, 2008

Eden Prairie, Minnesota

      This facility serves as the headquarters of our subsidiary providing technology services within the Technology Services segment. It consists of two office locations near each other.

New York, New York

      This facility contains our principal executive offices and serves as a regional headquarters for the Consulting Services segment. In addition, we lease a smaller office near the headquarters for administrative purposes.

London, England

      This facility houses the headquarters of our United Kingdom subsidiaries providing corporate advisory and restructuring services within the Corporate Advisory and Restructuring Services segment and consulting services.

Loveland, Colorado

      This facility serves as the headquarters of our credit screening services subsidiary within the Background Screening Services segment. It consists of two office locations near each other.

Philadelphia, Pennsylvania

      This facility primarily houses a significant U.S. office of our subsidiary providing financial services within the Consulting Services segment.

Toronto, Canada

      This facility houses the headquarters of our Canadian subsidiary providing financial services within the Consulting Services segment.

Gretna, Louisiana

      This facility houses our substance abuse testing laboratory and substance abuse testing services within the Background Screening Services segment.

Nashville, Tennessee

      This facility serves as the headquarters of our employee and vendor background investigations subsidiary within the Background Screening Services segment.

      We believe that our current space is adequate for our reasonably foreseeable needs.

Item 3.	Legal Proceedings

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville (“LAMB”)), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (“HSBC”). HSBC filed the underlying suit against Gordon Capital’s former law firm, Davies, Ward & Beck, (“DW&B”) seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital’s losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital’s alleged former auditors, and AON Reed Stenhouse, Inc., Gordon Capital’s alleged former insurance broker. The parties attended mediation in December 2002 and October 2003. Representatives of LAMB attended but did not participate. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (Cdn.) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. A hearing on the parties’ motions for summary judgment originally scheduled for January 2004 has been postponed and a new date has not yet been scheduled while DW&B seeks to examine a former employee of Gordon Capital with respect to the motions for summary judgment. A trial date has been scheduled for September 2004. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

      On June 27, 2003, a shareholder of Factual Data filed a lawsuit against Factual Data and its directors in the District Court for the County of Larimer, Colorado, styled Troxler v. Factual Data Corporation [sic], Jerald H. Donnan, Todd A. Neiberger, Robert J. Terry, J. Barton Goodwin, Daniel G. Helle, Abdul H. Rajput

and James N. Donnan. On August 1, 2003, the plaintiff filed an amended complaint. In the amended complaint, the plaintiff alleges, among other things, that the individual defendants engaged in self dealing in connection with the negotiation and approval of the merger agreement and the merger. The plaintiff also claims the individual defendants obtained benefits not shared by the plaintiff, and that they breached their fiduciary duties of care, loyalty, candor and independence owed under Colorado law to Factual Data’s public shareholders. The plaintiff seeks certification of the case as a class action. The plaintiff requests damages, certain equitable relief, attorneys’ fees and costs and an order rescinding the merger. On August 12, 2003, Factual Data moved to dismiss the plaintiff’s amended complaint. On September 15, 2003, the plaintiff filed a response to Factual Data’s motion to dismiss. On September 26, 2003, Factual Data filed an amended reply in support of its motion to dismiss the first amended complaint. On December 9, 2003, the court denied Factual Data’s motion to dismiss the amended complaint. The parties have not engaged in any discovery to date. Kroll and Factual Data believe that the allegations in the amended complaint are without merit and will defend the suit vigorously.

      The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

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

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Kroll’s common stock trades on the NASDAQ National Market under the symbol “KROL.” On March 1, 2004, there were approximately 219 record owners of Kroll common stock.

      The table below sets forth the high and low sale prices for Kroll common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low

Year ended December 31, 2002
Quarter Ended:
March 31, 2002	$19.24	$15.11
June 30, 2002	24.34	14.19
September 30, 2002	25.00	17.00
December 31, 2002	22.85	16.70
Year ended December 31, 2003
Quarter Ended:
March 31, 2003	$21.95	$16.35
June 30, 2003	27.89	19.50
September 30, 2003	28.99	18.30
December 31, 2003	26.53	18.70

Dividends

      Kroll has not paid dividends in the last two years and anticipates that any future earnings will be retained to finance its operations and for the growth and development of its business. Accordingly, Kroll does not anticipate paying cash dividends on its shares of common stock for the foreseeable future. Kroll’s credit facility provides that it cannot pay dividends and requires that it maintain financial ratios and other covenants, which further limit the funds available for cash dividends. The payment of any future dividends will be subject to the discretion of Kroll’s board of directors and will depend on its results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors Kroll’s board of directors deems relevant.

Sale of Unregistered Securities

      None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      On October 28, 2003, the Kroll board of directors approved a repurchase program to purchase up to $35.0 million of Kroll common stock in one or more open-market transactions. No shares of Kroll common stock have been purchased pursuant to this buyback program.

      On December 16, 2003, the Board of Directors approved the repurchase of up to 2.78 million shares of Kroll common stock in connection with its anticipated offering of $175 million aggregate principal amount of 1.75% convertible subordinated notes due 2014.

      The following table describes purchases of Kroll common stock made by or on behalf of Kroll or any affiliated purchaser pursuant to the December 16, 2003 repurchase plan during the fourth quarter of 2003.

			Total Number of	Maximum Number
			Shares Purchased	(or Approximate Dollar
			as	Value) of Shares That
	Total Number	Average Price	Part of Publicly	May Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	250,300 (1)	$25.73	250,300	2,529,700
Total	250,300	$25.73	250,300	2,529,700 (2)

(1)	All of these shares were purchased in open-market transactions pursuant to the publicly announced December 16, 2003 repurchase plan. No shares were purchased other than through a publicly announced plan or program.

(2)	After December 31, 2003, Kroll purchased 2,527,477 shares of its common stock. Kroll does not intend to purchase any additional shares of its common stock under this repurchase plan and considers this repurchase plan to have been completed.

      For information regarding equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

      The selected financial data presented as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 have been derived from the audited consolidated financial statements of Kroll presented elsewhere in this document. The selected financial data presented as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from the consolidated financial statements of Kroll not included in this document. Certain selected balance sheet data have been adjusted to reflect the effects of the restatement as discussed below and in Note 25 of the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of or for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data(1)(2):
Net sales	$485,476	$284,248	$201,058	$205,610	$187,845
Cost of sales	224,921	145,058	120,727	123,791	104,366

Gross profit	260,555	139,190	80,331	81,819	83,479

Operating expenses:
Selling and marketing	44,514	26,720	18,017	21,490	16,705
General and administrative(3)	109,342	72,198	60,007	63,362	56,151
Research and development	12,124	5,845	—	—	—
Amortization of other intangibles	8,803	2,495	489	830	756
Restructuring expenses(4)	5,794	—	2,726	—	4,072
Loss on sale of business unit(4)	—	102	528	—	—
Failed financing costs(4)	—	—	1,043	—	—
Impairment of assets(4)	—	—	807	—	—
Failed separation costs(4)	—	—	607	4,195	—
Failed merger related costs(5)	—	—	—	2,491	1,562
Merger related costs(6)	—	—	—	357	4,069

Operating expenses	180,577	107,360	84,224	92,725	83,315

Operating income (loss)	79,978	31,830	(3,893)	(10,906)	164
Other income (expense):
Interest expense	(4,682)	(4,436)	(4,375)	(4,321)	(2,753)
Interest income	669	515	127	250	338
Other, net(7)	180	(4,351)	(782)	1,658	(58)

Income (loss) before provision (benefit) for income taxes	76,145	23,558	(8,923)	(13,319)	(2,309)
Provision (benefit) for income taxes	29,943	7,067	2,209	2,377	(1,105)

Income (loss) from continuing operations	46,202	16,491	(11,132)	(15,696)	(1,204)

	As of or for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Discontinued operations(8):
Loss from video surveillance subsidiary, net of tax	(8,310)	(191)	(603)	—	—
Income (loss) from Security Products and Services Group, net of tax	—	81	(7,541)	(10,011)	1,043
Loss from Voice and Data Communications Group, net of tax	—	—	(2,111)	(8,237)	(1,761)

Net income (loss)	$37,892	$16,381	$(21,387)	$(33,944)	$(1,922)

Basic Per Share Data:
Income (loss) from continuing operations	$1.13	$0.56	$(0.50)	$(0.70)	$(0.05)
Net income (loss)	$0.93	$0.56	$(0.95)	$(1.52)	$(0.09)
Weighted average shares outstanding	40,820	29,448	22,479	22,295	22,006
Diluted Per Share Data:
Income (loss) from continuing operations	$1.09	$0.54	$(0.50)	$(0.70)	$(0.05)
Net income (loss)	$0.90	$0.54	$(0.95)	$(1.52)	$(0.09)
Weighted average shares outstanding	42,223	30,542	22,479	22,295	22,006

Balance Sheet Data:		As Restated (9)

Working capital	$48,916	$124,078	$52,354	$25,714	$62,042
Net property, plant and equipment	$37,842	$27,193	$15,534	$20,272	$21,778
Total assets	$679,609	$529,418	$162,699	$217,202	$248,057
Total debt, including current portion	$33,170	$24,701	$21,958	$75,350	$63,485
Stockholders’ equity	$546,843	$450,010	$104,236	$109,524	$149,279

(1)	Kroll consummated a number of acquisitions and dispositions during the years ended December 31, 2003, 2002 and 2001. Financial information regarding acquisitions is discussed in Note 5 of the Notes to Consolidated Financial Statements. Financial information regarding Kroll’s dispositions can be found in Notes 6 and 7 of the Notes to Consolidated Financial Statements.

(2)	During October 2000, Kroll’s then wholly owned subsidiary, Securify Inc. (“Securify”), completed a private equity offering to certain unrelated parties. This offering resulted in Kroll’s investment in Securify, previously consolidated, being accounted for using the equity method. See Note 7 of the Notes to Consolidated Financial Statements. Securify’s net sales consolidated by Kroll for the years ended December 31, 2000 and 1999 were $4.0 million and $4.3 million, respectively.

(3)	On January 1, 2002, Kroll adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations for the years ended December 31, 2001, 2000 and 1999 reflect amortization of goodwill and indefinite-lived intangible assets of $2.1 million, $2.6 million and $2.5 million, respectively, while the results of operations for the years ended December 31, 2003 and 2002 do not reflect such amortization.

(4)	For information regarding restructuring expenses, loss on sale of business unit, failed financing costs, impairment of assets and failed separation costs, see Note 8 of the Notes to Consolidated Financial Statements.

(5)	On November 15, 1999, Kroll announced that it had entered into a definitive agreement with Blackstone Capital Partners III Merchant Banking Fund L. P. (“Blackstone”) pursuant to which Blackstone would acquire shares held by all Kroll stockholders, other than certain members of management, for $18.00 per share in cash. On April 12, 2000, Kroll announced that Blackstone had withdrawn its offer to acquire

Kroll shares. Costs associated with the failed merger for the years ended December 31, 2000 and 1999 were $2.5 million and $1.6 million, respectively.

(6)	Merger related costs for the years ended December 31, 2000 and 1999 primarily represent merger and integration related costs incurred in connection with the acquisition of Background America, Inc. in June 1999.

(7)	Kroll recognized losses on the extinguishment of debt during the years ended December 31, 2002 and 2001 of $4.5 million and $0.5 million, respectively. See Notes 12 and 16 of the Notes to Consolidated Financial Statements.

(8)	Income (loss) from discontinued operations, net of tax, includes the after tax results of Kroll’s discontinued operations and the gain (loss) on disposal of discontinued operations. See Note 6 of the Notes to Consolidated Financial Statements.

(9)	Kroll has restated its Consolidated Balance Sheets as of December 31, 2002, 2001, 2000 and 1999 to reflect adjustments to its database, deferred income tax and stockholders’ equity accounts for database costs. See Note 25 of the Notes to Consolidated Financial Statements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

General

      Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. In 2003, Kroll’s five business groups enabled Kroll to provide its clients with comprehensive, single source, risk consulting services. These groups are: (1) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory, financial crisis management and corporate finance services; (2) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides employee and vendor background investigations, credit screening and substance abuse testing and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training. Effective January 1, 2004, Kroll integrated its Security Services group into its Consulting Services group as a result of a change in the management structure of these businesses.

Overview

     2003

      Kroll experienced strong operating growth in 2003, with substantial improvements over the results of 2002 and 2001. Over this three-year period, Kroll has developed, through internal growth and selective acquisitions, into a more diversified, better capitalized company.

      Net sales in 2003 were $485.5 million, an increase of 70.8% over 2002. In 2003, as the U.S. economy began to improve, merger and acquisition activity became more active, which resulted in increases in demand for Kroll’s U.S. consulting services. Correspondingly, as the economy began to improve, the demand for restructuring services began to decline. Although 2003 was a very profitable year for Kroll’s U.S. corporate advisory and restructuring business, Kroll expects this business to grow more slowly in the future. However, the European market for restructuring services is proceeding at a different pace. Kroll’s European turnaround business posted strong increases in 2003 and Kroll expects continued growth in this business in the next year. In addition, Kroll strengthened its technology services business by cross marketing its services and products to the clients of its other business segments and Kroll significantly broadened its background screening services as a result of its acquisition of Factual Data Corp. in August 2003.

      Gross margin in 2003, as a percentage of net sales, was 53.7%, an increase of 4.7 percentage points over 2002, primarily because of increases in gross margins in Kroll’s Corporate Advisory and Restructuring Services and Technology Services businesses, which are higher margin businesses. This increase was partially offset by a decrease in gross margin in security services. Kroll does not expect to achieve similar gross margins next year as the U.S. restructuring business grows more slowly and, as a result, this business may suffer a decrease in operating margins. Kroll’s cost of sales increased by 55.1%, primarily as a result of the inclusion of the expenses of Factual Data and the companies acquired by Kroll in 2002 and increases in professional staff in almost all of Kroll’s business groups.

      Income from continuing operations in 2003 was $46.2 million, an increase of 180.2% over 2002. Kroll’s 2003 results were impacted by the closing of some of Kroll’s offices worldwide and related elimination of employees, which resulted in a restructuring charge. Kroll also reported a loss of $8.3 million during 2003 associated with the sale of its InPhoto Surveillance subsidiary.

     2002 and 2001

      The most significant events for Kroll in the two year period ended December 31, 2002 were the sales of the O’Gara armored car business and the voice and data group in 2001. These sales allowed Kroll to redefine itself as a risk response, prevention and solutions company and concentrate on developing the lines of business that are complementary to its core risk consulting services.

      The events of September 11, 2001 also significantly impacted Kroll by changing the economic environment in which it operates. Since that time, security has been a primary concern of businesses, governments and individuals, and the demand for Kroll’s services has rapidly increased.

      In 2002, Kroll acquired Ontrack Data International, Inc. and Zolfo Cooper LLC. These acquisitions resulted in the creation of Kroll’s Technology Services Group and Corporate Advisory and Restructuring Services Group, which have significantly diversified its businesses. In addition, in 2002, Kroll raised approximately $111 million of net proceeds in a public offering of 6.3 million shares of its common stock. The proceeds were used to repay debt incurred to acquire Zolfo Cooper and for working capital and other general corporate purposes.

Future Business Trends

      Corporate Advisory and Restructuring Services — Kroll expects its European recovery and turnaround division to grow because it believes that the number of bankruptcies and restructurings in Europe will increase. This, however, is expected to be offset by slower growth in Kroll’s U.S. restructuring operations as the opportunities for large restructuring assignments decrease and competition for those assignments increases. This competition may cause operating margins of its U.S. restructuring business to decrease over the next few years.

      Consulting Services — Kroll believes that, as the U.S. economy improves, merger and acquisition activity in the U.S. will grow, which should result in an increase in demand for its U.S. forensic accounting, financial and valuation services. This may be partially offset by increased costs of additional professional staff. In addition, as of January 1, 2004, this segment includes the Security Services group. Since the situation in Iraq does not seem to be improving, Kroll expects the demand for its security services in the Middle East, Africa and Europe to increase.

      Background Screening Services — Kroll has recently obtained several new U.S. government screening contracts, including background screening contracts with the Transportation Services Authority and the Customs and Border Patrol, and a drug screening contract with the Administrative Office of the United States Courts, which should result in increases in sales of its U.S. background checking services. If interest rates increase, the demand for mortgages is likely to decrease, which should result in a decrease in sales of Kroll’s credit screening services.

      Technology Services — Kroll believes that the legal discovery process is becoming more dependent on the collection and storage of documents electronically rather than the use of paper filing systems, which should result in greater demand for its electronic discovery services.

Acquisition Strategy

      Kroll’s strategy to increase the size of its existing business is to grow internally and through select acquisitions. Kroll has made several acquisitions in the past and intends to continue to seek such acquisitions in the future. In executing its acquisition strategy, Kroll seeks to acquire profitable companies that increase the geographic scope of Kroll’s services and that augment Kroll’s services with similar or complementary products and services.

Acquisitions

      Kroll completed the following acquisitions during 2003 and 2002:

Company	Business	Segment	Date Acquired	Price

Ontrack Data
International, Inc.	Data recovery, electronic discovery and computer forensic services	Technology Services	June 13, 2002	Approximately 6.9 million shares of common stock

Crucible Inc.	Elite training and protective services	Security Services	July 3, 2002	$1.0 million in cash plus note payable of $1.0 million

Zolfo Cooper, LLC	Corporate restructuring and operational turnaround services	Corporate Advisory and Restructuring Services	September 5, 2002	$100 million in cash, 2.9 million shares of common stock issued on January 15, 2003, 625,000 shares of common stock to be issued in March 2004 and additional shares of common stock if agreed upon profit levels are achieved.

Certico Verification
Services, LLC	Background checking services	Background Screening Services	March 14, 2003	$3.5 million in cash

Personnel Risk
Management	Pre-employment screening services	Background Screening Services	March 21, 2003	$1.4 million in cash plus an additional payment of up to $2.1 million if agreed upon profit levels are achieved

Invex Partners Limited	Corporate financial services	Corporate Advisory and Restructuring Services	March 25, 2003	$1.2 million in cash

Intellifacts Corporation	Background checking services	Background Screening Services	July 18, 2003	$2.2 million in cash

MIE Resource Services
(Pty) Limited	Credentials verification	Background Screening Services	August 15, 2003	$0.5 million in cash plus an additional payment of up to $0.3 million if agreed upon profit levels are achieved

Factual Data Corp.	Customized information services	Background Screening Services	August 21, 2003	$87.4 million in cash and 934,712 shares of common stock

Oyez Legal
Technologies Limited	Legal information management systems	Technology Services	December 1, 2003	$18.9 million in cash

      See Note 5 of the Notes to Consolidated Financial Statements for further information regarding these acquisitions.

Discontinued Operations

      On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto, for $850,000 in cash. In connection with this disposition, Kroll wrote off $7.5 million of related goodwill. InPhoto, which was part of Kroll’s Background Screening Services segment, provided surveillance services primarily to the insurance industry.

      On August 22, 2001, Kroll completed the sale of its Security Products and Services Group, other than the Russian armored car businesses, for $53.7 million. In May 2002, Kroll executed agreements to sell to local management its interest in the Russian businesses. Kroll received $150,000 upon closing, $10,000 in both the third and fourth quarters of 2002 and an additional $107,000 during 2003.

      On June 27, 2001, Kroll sold its Voice and Data Communications Group for approximately $4.0 million.

      See Note 6 of the Notes to Consolidated Financial Statements for further information regarding these dispositions.

Critical Accounting Policies

      Kroll’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Note 3 of the Notes to Consolidated Financial Statements. Some of Kroll’s accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll has identified certain of its accounting policies as the ones that are most important to the portrayal of Kroll’s financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Kroll’s critical accounting policies include the following:

     Revenue Recognition

      Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, for which revenue is recognized as applicable royalty reports are received. Software revenue is stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned, i.e., upon satisfaction of all conditions to their payment.

     Accounting for Intangible and Long-Lived Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Kroll conducts annual impairment tests of goodwill and indefinite-lived intangible assets recorded on its books in order to determine if any impairment of value may have taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment may have occurred. At January 1, 2002, Kroll determined that there was no impairment of its goodwill and indefinite-lived intangible assets. At its annual evaluation of its goodwill and indefinite-lived intangible assets during the third quarter of 2003, Kroll determined that such assets were not impaired.

      Intangible assets with finite useful lives, which primarily consist of customer lists and customer relationships, internally-developed software, franchise and license agreements, trademarks and non-compete agreements, continue to be amortized on a straight-line basis. Customer lists and customer relationships are amortized over periods ranging from four to fifteen years. Internally developed software is amortized over periods ranging from seven to ten years. Franchise and license agreements are amortized over periods ranging from five to eight years and trademarks are amortized over periods ranging from three to twenty-five years. Non-compete agreements are amortized over the lives of the respective agreements, which range from three to seven and one-half years.

      In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Kroll tests its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset is impaired if the carrying value of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In addition, in accordance with SFAS No. 144, Kroll measures long-lived assets to be disposed of by sale, including discontinued operations, at the lower of carrying amount or fair value less cost to sell.

     Foreign Currency Translation and Transactions

      Assets and liabilities of Kroll’s foreign operations are translated using year-end exchange rates. Revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in a separate component of stockholders’ equity.

      Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions and are recorded within the statement of operations. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

Results of Operations

      Our Consolidated Statements of Operations comprised the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net Sales:
Corporate Advisory and Restructuring Services	$160,110	$71,386	$30,751
Consulting Services	130,906	106,564	106,126
Technology Services	83,273	36,438	4,380
Background Screening Services	78,022	44,364	35,672
Security Services	33,165	25,496	24,129

	485,476	284,248	201,058

Cost of Sales:
Corporate Advisory and Restructuring Services	67,500	30,757	14,706
Consulting Services	72,179	62,981	70,887
Technology Services	21,993	11,237	1,752
Background Screening Services	40,308	23,437	18,863
Security Services	22,941	16,646	14,519

	224,921	145,058	120,727

	Years Ended December 31,

	2003	2002	2001

Gross Profit:
Corporate Advisory and Restructuring Services	92,610	40,629	16,045
Consulting Services	58,727	43,583	35,239
Technology Services	61,280	25,201	2,628
Background Screening Services	37,714	20,927	16,809
Security Services	10,224	8,850	9,610

	260,555	139,190	80,331

Operating Expenses:
Selling and marketing	44,514	26,720	18,017
General and administrative	109,342	72,198	60,007
Research and development	12,124	5,845	—
Amortization of other intangibles	8,803	2,495	489
Restructuring expenses	5,794	—	2,726
Loss on sale of business unit	—	102	528
Failed financing costs	—	—	1,043
Impairment of assets	—	—	807
Failed separation costs	—	—	607

	180,577	107,360	84,224

Operating income (loss)	79,978	31,830	(3,893)
Other Income (Expense):
Interest expense, net	(4,013)	(3,921)	(4,248)
Other, net	180	(4,351)	(782)

Income (loss) before provision for income taxes	76,145	23,558	(8,923)
Provision for income taxes	29,943	7,067	2,209

Income (loss) from continuing operations	46,202	16,491	(11,132)
Discontinued Operations:
Loss from video surveillance subsidiary, net of tax	(8,310)	(191)	(603)
Income (loss) from Security Products and Services Group, net of tax	—	81	(7,541)
Loss from Voice and Data Communications Group, net of tax	—	—	(2,111)

Net income (loss)	$37,892	$16,381	$(21,387)

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

      Net sales increased $201.2 million, or 70.8%.

      Corporate Advisory and Restructuring Services — Net sales for the Corporate Advisory and Restructuring Services segment increased $88.7 million, or 124.3%, due to a 43.0% increase in net sales of Kroll’s European recovery and turnaround division and the inclusion of Kroll Zolfo Cooper for the entire period in 2003. Zolfo Cooper was acquired on September 5, 2002. Kroll’s European recovery and turnaround division has experienced an increase in net sales in 2003 as the number of bankruptcies and restructurings in Europe has increased. Kroll Zolfo Cooper recognized $20.9 million of success fees during 2003 and $3.2 million of success fees in 2002. Although Kroll Zolfo Cooper recorded increased revenues in 2003, the U.S. corporate restructuring business has begun to grow more slowly.

      Consulting Services — Net sales for the Consulting Services segment increased $24.3 million, or 22.8%, primarily as a result of increases in demand for Kroll’s forensic accounting, financial and valuation services in the United States of 169.5%, and increases in Kroll’s intelligence and investigative services in Europe of 23.6%. The increase in demand for Kroll’s U.S. services reflects an increase in merger and acquisition activity in the United States markets. In addition, net sales for the Consulting Services segment reflected increases in

Kroll’s domestic intelligence and investigative services of 6.9%, increases in the Asian region of 5.5% and increases in the Canadian region of 3.2%.

      Technology Services — Net sales for the Technology Services segment increased $46.8 million, or 128.5%, due to the inclusion of Kroll Ontrack for the entire period in 2003, as well as strong demand for Kroll Ontrack’s electronic evidence discovery and data recovery services. Kroll has increased demand for its technology services and products by cross marketing these services to the clients of its Consulting Services group. Ontrack was acquired on June 13, 2002.

      Background Screening Services — Net sales for the Background Screening Services segment increased $33.7 million, or 75.9%, due to an increase of 23.5% in the demand for Kroll’s domestic pre-employment background checking services, as well as the inclusion of revenues from Kroll Factual Data, which was acquired on August 21, 2003. Kroll Factual Data’s credit screening business was strong during 2003 because of high demand for mortgages due to low interest rates.

      Security Services — Net sales for the Security Services segment increased $7.7 million, or 30.1%, primarily due to the results of our new Europe, Middle East and Africa security operations. Kroll is providing protection services for individuals, governments and other organizations in high-risk locations in the Middle East, including some large government contracts relating to Iraq. This was partially offset by decreases in our domestic operations, especially the architecture and technical design service areas, as a result of a decrease in corporate activity due to the current domestic economic environment and a delay in the issuance of additional government contracts.

     Cost of Sales and Gross Profit

      Cost of sales increased $79.9 million, or 55.1%, primarily due to the inclusion of a full year of operating expenses of Kroll Ontrack and Kroll Zolfo Cooper, which were acquired on June 13, 2002 and September 5, 2002, respectively, as well as the inclusion of the operating expenses of Kroll Factual Data, which was acquired on August 21, 2003. Also affecting cost of sales were headcount increases in our European restructuring and technology businesses. Gross margin as a percentage of sales increased 4.7 percentage points from 49.0% in 2002 to 53.7% in 2003.

      Corporate Advisory and Restructuring Services — Gross margin for the Corporate Advisory and Restructuring Services segment increased 0.9 percentage points from 56.9% in 2002 to 57.8% in 2003. This is primarily attributable to the inclusion of Kroll Zolfo Cooper for the entire period in 2003 (Zolfo Cooper was acquired on September 5, 2002), and the recognition of $20.9 million in success fees in 2003. Success fees of $3.2 million were recognized in 2002. Excluding success fees, gross margin decreased 3.4 percentage points from 54.9% in 2002 to 51.5% in 2003, primarily due to a decline in domestic corporate restructurings. As part of Kroll’s plan to increase its European business and reduce the effect of slower growth in its domestic restructuring business, Kroll hired additional professional staff in Europe. This has affected margins, but has positioned Kroll to service additional cases in Europe as well as international cases.

      Consulting Services — Gross margin for the Consulting Services segment increased 4.0 percentage points from 40.9% in 2002 to 44.9% in 2003. This increase is primarily attributable to increased utilization in our domestic consulting business, particularly driven by the growth of our forensic accounting and litigation consulting practice areas.

      Technology Services — Gross margin for the Technology Services Segment increased 4.4 percentage points from 69.2% in 2002 to 73.6% in 2003. This increase is primarily due to the inclusion of Kroll Ontrack for the entire period and to the strong results of Kroll Ontrack’s data recovery and electronics evidence products. Ontrack was acquired on June 13, 2002.

      Background Screening Services — Gross margin for the Background Screening Services segment increased 1.1 percentage points from 47.2% in 2002 to 48.3% in 2003. This increase is primarily attributable to the impact of relatively higher margins from Kroll Factual Data, which was acquired on August 21, 2003. The increase in margin was partially offset by decreased margins in Kroll’s drug testing unit due to increased competition.

      Security Services — Gross margin for the Security Services segment decreased 3.9 percentage points from 34.7% in 2002 to 30.8% in 2003. This decrease is primarily due to the margin impact of a decrease in domestic sales, especially in the architecture and technical design service areas. Margins were also affected by new government contracts relating to security in the Middle East. Initial margins on these contracts are lower due to significant start up costs for our new Europe, Middle East and Africa operations. Margins on these contracts are expected to increase as the contracts mature.

     Operating Expenses

      Operating expenses increased $73.2 million, or 68.3%, primarily due to the inclusion of operating expenses of Kroll Factual Data, which was acquired on August 21, 2003, and the inclusion of operating expenses for Kroll Ontrack and Kroll Zolfo Cooper for the entire year. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively. In addition, Kroll recorded a $6.2 million restructuring charge in 2003 and a credit of $0.4 million relating to its 2001 restructuring plan. Kroll also recognized increased expenses to support the growth in the Technology and Consulting Services Segments.

      During the third quarter of 2003, Kroll recorded a restructuring charge of $5.8 million in connection with the closure of 10 non-hub offices worldwide and the elimination of 102 employees. This charge was increased by $0.4 million during the fourth quarter of 2003 to reflect additional restructuring charges incurred. The restructuring charges recognized during 2003 were based on SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring plan was undertaken to reduce costs and improve operating efficiencies. The breakdown of this restructuring charge by segment was $4.3 million, $0.8 million, $0.6 million, $0.3 million and $0.2 million for Consulting Services, Corporate Advisory and Restructuring Services, Security Services, Background Screening Services and Corporate, respectively. The $6.2 million total restructuring charge for 2003 was offset by a credit of $0.4 million relating to Kroll’s 2001 restructuring plan.

      The initial recognition of the 2003 restructuring expense and the corresponding utilization from inception by category is as follows (in thousands):

				Balance at
	Restructuring	Cash	Other	December 31,
	Expense	Payments	Reductions	2003

Employee related	$4,167	$(2,415)	$—	$1,752
Lease rentals	1,218	(546)	—	672
Write-off of leasehold improvements	205	—	(205)	—
Impairment of equipment	120	—	(120)	—
Other exit costs	443	(443)	—	—

	$6,153	$(3,404)	$(325)	$2,424

      The 2003 restructuring plan is expected to be substantially completed in early 2004. In addition, the restructuring charge is expected to yield an equivalent amount of savings annually.

      As a percent of net sales, selling, general and administrative expenses decreased 3.1 percentage points from 34.8% in 2002 to 31.7% in 2003.

     Interest Expense, Net

      Interest expense, net was essentially flat at $3.9 million and $4.0 million in 2002 and 2003, respectively.

     Other Income (Expense)

      Other income increased $4.5 million from a loss of $4.3 million in 2002 to income of $0.2 million in 2003. During 2002, Kroll recorded a loss of $4.5 million relating to the write-off of financing fees associated with the early repayment of its $75 million term loan in October 2002, a payment to a holder of its 6% Convertible Notes of $1.6 million in connection with certain amendments to those notes and the write-off of financing fees relating to its $15 million revolving credit facility which was terminated in September 2002. These losses were previously recorded as an extraordinary item in the Consolidated Statement of Operations prior to the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

     Provision for Income Taxes

      The provision for income taxes increased by $22.9 million, or 323.7%, due to higher pre-tax income and an increase in our effective income tax rate. The increase in the effective income tax rate is due to a larger proportion of total pre-tax income attributable to domestic operations in 2003, which are taxed at a higher tax rate than our foreign operations. In addition, the 2002 rate was reduced by the use of net operating loss carryforwards which were not available in 2003.

     Income from Continuing Operations

      Income from continuing operations increased $29.7 million, or 180.0%, as a result of the above-discussed factors.

     Loss from Discontinued Operations

      Loss from discontinued operations increased $8.2 million from a loss of $0.1 million in 2002 to a loss of $8.3 million in 2003. This is due to the loss on the sale of InPhoto, which was recorded during the second quarter 2003.

     Net Income

      Net income improved by $21.5 million, or 131.3%, due primarily to a $121.4 million increase in gross profit as a result of increased sales and improved margins in 2003 as well as an increase in other income of $4.5 million due to the losses recorded in 2002 in connection with the extinguishment of debt. These items were partially offset by a $73.2 million increase in operating expenses, a $22.9 million tax provision increase and an increase in loss from discontinued operations of $8.2 million.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

      Net sales increased $83.2 million, or 41.4%.

      Corporate Advisory and Restructuring Services — Net sales for the Corporate Advisory and Restructuring Services segment increased $40.6 million, or 132.1%, due to a 38.0% increase in Kroll’s European recovery and turnaround division, and the inclusion of net sales of Kroll Zolfo Cooper for four months in 2002. Zolfo Cooper was acquired on September 5, 2002.

      Consulting Services — Net sales for the Consulting Services segment increased $0.4 million, or 0.4%, due to strong demand for our financial and investigative services in Europe (12.0% revenue increase) and Latin America (8.0% revenue increase). These were mostly offset by decreased revenue in our Asian operations. A weak economic climate and reduced merger and acquisition activity have negatively impacted sales in Asia.

      Technology Services — Net sales for the Technology Services segment increased $32.1 million, or 731.9%, primarily due to Kroll’s acquisition of Ontrack on June 13, 2002.

      Background Screening Services — Net sales for the Background Screening Services segment increased $8.7 million, or 24.4%, primarily as a result of an increase of $6.7 million, or 38.0%, in demand for our domestic pre-employment background checking services. Since the events of September 11, 2001, as part of their growing concerns with security issues, U.S. companies became increasingly concerned with questions regarding their employees and potential hires, which resulted in increased demand for Kroll’s background screening services.

      Security Services — Net sales for the Security Services segment increased $1.4 million, or 5.7%. Our domestic security services business recorded sales increases of approximately $6.1 million, or 3.0%, due to increased demand for security consulting and design services in light of recent national and international events. This was partially offset by reduced demand in Latin America, where poor economic conditions exist, and a reduction in revenues from the crisis management business, which Kroll exited in June 2002.

Cost of Sales and Gross Profit

      Cost of sales increased $24.3 million, or 20.2%. This increase was primarily due to the inclusion of the expenses of Kroll Ontrack and Kroll Zolfo Cooper in 2002 results. Ontrack and Zolfo Cooper were acquired on June 13, 2002 and September 5, 2002, respectively. Gross margin as a percentage of sales increased 9.0 percentage points from 40.0% in 2001 to 49.0% in 2002 primarily as a result of the acquisitions.

      Corporate Advisory and Restructuring Services — Gross margin for the Corporate Advisory and Restructuring Services segment increased 4.7 percentage points from 52.2% in 2001 to 56.9% in 2002. This was attributable to increased revenues and margins from our European recovery and turnaround division, as well as the results of Kroll Zolfo Cooper’s revenues and margins for four months in 2002, which included $3.2 million of success fees. Zolfo Cooper was acquired on September 5, 2002.

      Consulting Services — Gross margin for the Consulting Services segment increased 7.7 percentage points from 33.2% in 2001 to 40.9% in 2002. In a relatively flat sales environment, this was accomplished through close management of payroll and other direct expenses which resulted in each region of Kroll’s consulting segment, even those which experienced sales declines, posting margin improvements.

      Technology Services — Gross margin for the Technology Services segment increased 9.2 percentage points from 60.0% in 2001 to 69.2% in 2002. The increase is primarily attributable to the acquisition of Ontrack on June 13, 2002, which had higher profit margins.

      Background Screening Services — Gross margin for the Background Screening Services segment increased 0.1 percentage points from 47.1% in 2001 to 47.2% in 2002. This increase is primarily attributable to improved margins in our domestic background checking business, which more than offset reduced margins in our substance abuse testing business and increased costs incurred in connection with the establishment of our European background screening practice in the fourth quarter of 2002.

      Security Services — Gross margin for the Security Services segment decreased 5.1 percentage points from 39.8% in 2001 to 34.7% primarily due to a decrease in margins in our security architecture and design business combined with the reduction in gross margin of the crisis management business, which Kroll exited in June 2002.

     Operating Expenses

      Operating expenses increased $23.1 million, or 27.5%, primarily due to the inclusion of the operating expenses of Kroll Ontrack and Kroll Zolfo Cooper, which were acquired in June and September of 2002, respectively. Kroll also incurred marketing and integration expenses relating to these acquisitions in 2002. In addition, operating expenses in 2001 included $2.7 million of restructuring expenses, $1.0 million of failed financing costs, a $0.8 million charge for impairment of assets, $0.6 million of failed separation costs and a $0.5 million loss on the sale of a business unit. See Note 8 of the Notes to Consolidated Financial Statements for further information concerning these 2001 items.

      In accordance with SFAS No. 142, Kroll ceased amortizing goodwill beginning January 1, 2002. If SFAS No. 142 were applied to Kroll’s results for the year ended December 31, 2001, net income for that period would have been increased by $1.6 million, or $2.4 million before taxes.

      As a percentage of net sales, general and administrative expenses, after adjustment for goodwill amortization, decreased from 29.7% in 2001 to 25.6% in 2002.

     Interest Expense

      Interest expense, net of interest income, decreased $0.3 million, or 7.7%. This decrease reflects the higher cash balances maintained by Kroll due to its increase in cash flow from operations and its equity offering in October 2002.

     Other Income (Expense)

      Kroll recorded a loss of $4.5 million in 2002 relating to the extinguishment of debt, an increase of $4.0 million from a similar loss of $0.5 million recorded in 2001. In 2002, Kroll wrote off financing fees associated with the early repayment of its $75 million term loan in October 2002, paid a consent fee of $1.6 million to a holder of its 6% Convertible Notes in connection with certain amendments to those notes and wrote off financing fees relating to its $15 million revolving credit facility which was terminated in September 2002. In 2001, Kroll wrote off financing fees when it retired an amended bank loan and senior notes. These losses were previously recorded as an extraordinary item in the Consolidated Statement of Operations prior to the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

     Provision for Income Taxes

      The provision for income taxes increased $4.9 million, or 219.9%. In 2001, Kroll reported tax expense despite a pretax loss from operations, largely because of income in certain foreign and domestic jurisdictions. Additionally, certain domestic and foreign entities realized losses in 2001 from which Kroll was unable to derive tax benefits. The 2002 provision increased as a result of the increased profitability of Kroll’s operations.

 Income from Continuing Operations

      Income from continuing operations increased $27.6 million, as a result of the above-discussed factors.

 Income (Loss) from Discontinued Operations

      Results from discontinued operations improved from a loss of $10.3 million in 2001 to a loss of $0.1 million in 2002. InPhoto reported a loss from operations of $0.2 million during 2002 compared with $0.6 million during 2001. In addition, the Voice and Data Communications Group was sold in June 2001 and the Security Products and Services Group was sold to Armor Holdings, Inc. (“Armor”) on August 22, 2001.

 Net Income

      Net income improved by $37.8 million from a loss of $21.4 million in 2001 to income of $16.4 million in 2002. The increase in net income was due primarily to a $58.9 million increase in gross profit as a result of increased sales and improved margins in 2002 and a $10.2 million decrease in the loss from discontinued operations. These items were partially offset by a $23.1 million increase in operating expenses and a $4.9 million tax provision increase.

Liquidity and Capital Resources

General

      Kroll historically has met its operating cash needs by utilizing borrowings under its credit arrangements to supplement cash provided by operations. Kroll currently believes that cash on hand, cash flows from operations and available borrowings under its credit facility will be sufficient to meet its current funding requirements and obligations over the next twelve months.

          Cash Flows

Cash Flows from Operating Activities

      Continuing operations provided $83.1 million and $28.0 million of net cash in 2003 and 2002, respectively, and used $1.0 million of net cash in 2001. The year-to-year increase is due to the improvement in Kroll’s income from continuing operations. In 2003, funds were also provided by a $9.9 million decrease in working capital and a $3.1 million decrease in long-term net assets. In 2002, the funds provided by income from continuing operations were partially offset by an $8.0 million increase in working capital and a decrease of $0.8 million in long term net assets, most of which related to deferred taxes. In 2001, the funds provided by income from continuing operations were partially offset by a $7.6 million increase in working capital and an increase of $0.9 million in long-term net assets.

Cash Flows from Investing Activities

      During 2003, 2002, and 2001, Kroll used $140.4 million, $80.8 million and $4.4 million of net cash, respectively. In 2003, Kroll made one significant acquisition, Factual Data, which accounted for approximately $81.7 million of its reported $109.1 million of acquisitions, net of cash received. Kroll acquired Factual Data for $119.0 million, including transaction costs and expenses of $2.7 million, through a combination of $87.4 million paid in cash, excluding transaction costs and expenses, and an exchange of shares, including options, for the balance. In this acquisition, Kroll obtained $8.4 million in cash resulting in the $81.7 million of net cash used. In 2002, Kroll made two significant acquisitions that accounted for substantially all of its $77.8 million of acquisitions, net of cash received. In 2002, Kroll purchased Zolfo Cooper for approximately $103.6 million in cash, including transaction costs and expenses, and an exchange of shares. This transaction resulted in $100.3 million of net cash used after deducting $3.3 million obtained in this transaction. In 2002, Kroll also acquired Ontrack through an exchange of common shares and transaction costs and expenses of approximately $3.7 million. Kroll obtained $32.0 million in cash, resulting in $28.3 million in net cash provided from this acquisition. In addition, after the acquisition of Ontrack, Kroll realized approximately $5.6 million from the sale of Kroll Ontrack’s marketable securities.

      In 2003, expenditures for property, plant and equipment totaled $14.1 million. In 2003, Kroll also made additional investments totaling $17.3 million as further discussed in Note 11 of the Notes to Consolidated Financial Statements. In 2002, expenditures for property, plant and equipment totaled $6.1 million. Cash used in investing activities in 2001 was primarily for additions to fixed assets of $3.4 million and additions to other intangible assets of $0.8 million.

Cash Flows from Financing Activities

      Financing activities provided net cash of $1.5 million and $118.8 million in 2003 and 2002, respectively, and used net cash of $41.7 million in 2001. During 2003, Kroll made net payments of $5.3 million on its debt and repurchased $6.4 million of its common stock in open market transactions. Kroll also received $8.3 million from the exercise of stock options and $2.6 million from the issuance of stock under its employee stock purchase plan. During 2002, Kroll borrowed $75.0 million to acquire Zolfo Cooper in September 2002. In October 2002, Kroll realized net cash of approximately $110.6 million from the sale of common stock to the public, $75.0 million of which was used to repay the aforementioned September loan incurred to acquire Zolfo Cooper. Also in 2002, Kroll received $8.5 million of proceeds from the exercise of stock options. During 2001, $35.3 million of senior debt and $36.6 million of borrowings under the credit facility in place at the beginning of the year were retired, using the proceeds from the sale of the Security Products and Services Group and the proceeds from the $30.0 million of 6% Convertible Notes issued in November 2001.

Cash Flows from Discontinued Operations

      Net cash provided by discontinued operations was $0.5 million in 2003. In 2003, Kroll sold InPhoto for $0.9 million and incurred approximately $0.4 million in expenses as a result of the sale. Net cash used by discontinued operations was $0.1 million in 2002. Legal and other professional fees of $0.6 million offset the $0.2 million proceeds from the sale of the discontinued Russian operations and the $0.3 million of cash generated by the discontinued InPhoto business. Cash of $52.6 million provided in 2001 primarily reflects the sale of the Security Products and Services Group to Armor for $53.7 million.

Revolving Line of Credit

      On March 6, 2003, Kroll executed agreements with Fleet National Bank (“Fleet”) providing for a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries. A $25 million revolving credit facility with Goldman Sachs & Co. was simultaneously retired on March 6, 2003.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income, contains maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in commercial loan agreements of this type. There have been no borrowings made under this facility. At December 31, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      In connection with the acquisition of Buchler Phillips during 1999, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. This amount was increased to 4.4 million pounds sterling during 2002. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 4.0 million pounds sterling, or $7.1 million, as translated at December 31, 2003. The amount outstanding under this demand note at December 31, 2003 was $2.2 million, a decrease of $1.6 million from the amount outstanding at December 31, 2002 due primarily to repayments made during 2003. The interest rate at December 31, 2003 was 5.25%.

Senior Convertible Notes

      Kroll’s 6% Senior Convertible Notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

      In connection with the issuance of the 6% Convertible Notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount is being amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the note holders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization is approximately $2.3 million, or 7.6% per year, on the $30.0 million aggregate principal amount. The amount of non-cash interest expense resulting from this discount amortization for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $1.6 million and $0.2 million, respectively. Kroll intends to redeem the 6% Convertible Notes in November 2004.

Other Long-Term Debt

      In connection with the acquisition of Factual Data on August 21, 2003, Kroll assumed Factual Data’s capitalized service license agreements with Experian Information Solutions, Inc. (“Experian”) for consumer credit reporting services. Under these agreements, Kroll Factual Data has access, on a non-exclusive basis, to all credit and other information contained in Experian’s database associated with consumers living in certain geographic areas. Each agreement has an initial term of ten years and continues for successive one-year periods unless either party delivers a written notice of intent not to renew the agreement at least six months before the end of the initial ten-year or any one-year renewal period. At December 31, 2003, the balance outstanding under these agreements was $5.0 million at an interest rate of 9.985%. These agreements currently expire in April and November of 2010 and January 2011 and are payable over a five-year term.

      Prior to its acquisition by Kroll, Factual Data issued notes as part of the purchase price for its prior acquisitions. At December 31, 2003, the balance outstanding under these notes was $2.6 million. These notes bear interest at rates ranging from 5.0% to 12.0% and are due at different times through November 2008.

      Kroll Factual Data also has various capitalized lease obligations for office furniture and fixtures and computer equipment and software. At December 31, 2003, the balance outstanding under these obligations was $263,000. Such obligations bear interest at rates ranging from 8.47% to 10.43% and mature at different times through June 2005.

Stockholders’ Equity

      In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, after $0.2 million of accrued expenses. Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper. The remaining proceeds were used for working capital to fund operations and for other general corporate purposes.

      On December 16, 2003, the Board of Directors approved the repurchase of up to 2,780,000 shares of Kroll common stock. As of December 31, 2003, Kroll had purchased 250,300 shares of its common stock for approximately $6.4 million. Kroll purchased 2,527,477 additional shares of its common stock subsequent to December 31, 2003 for approximately $64.3 million. The purchase of shares of common stock will be held in treasury in connection with the likely conversion of Kroll’s 6% Convertible Notes into 2,777,777 shares of Kroll common stock. Kroll expects to call these notes for redemption in November 2004.

      During the fourth quarter of 2003, the Board of Directors also approved the repurchase of up to $35.0 million of Kroll common stock, none of which has been purchased.

Contractual Obligations

      Kroll’s contractual obligations were comprised of the following as of December 31, 2003 (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Revolving lines of credit	$2,929	$2,929	$—	$—	$—
Current portion of long-term debt, excluding capitalized service agreements and lease obligations	1,115	1,115	—	—	—
Capitalized service agreements	5,480	3,260	2,220	—	—
Capitalized lease obligations	277	233	44	—	—
6% Convertible Notes	30,000	—	30,000	—	—
Long-term debt	1,529	—	867	662	—
Operating leases	74,375	14,732	24,540	18,731	16,372
Other long-term obligations	750	250	500	—	—

Total	$116,455	$22,519	$58,171	$19,393	$16,372

Foreign Operations

      In addition to its U.S. facilities, Kroll has operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, South Africa, Spain, Switzerland and the United Kingdom. Kroll also offers its services in other countries and seeks to increase its level of international business activity. Kroll’s international business exposes it to various risks. For a discussion of these risks, see “Business — Risk Factors — Kroll’s business outside the United States exposes it to numerous risks that, individually or together, could materially adversely affect its business.”

      Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries, maintaining reserves for credit losses and insuring equipment to protect against losses related to political risks and terrorism.

Quarterly Fluctuations

      Although Kroll does have some long term contracts with its clients, its ability to generate sales is generally dependent upon obtaining many new projects each year, most of which are relatively short term. In addition, during the latter part of the fourth quarter of every year, Kroll’s business is generally impacted by fewer background screening and mortgage requests and fewer consulting assignments compared with other quarters within the year. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Accounting Pronouncements

Business Combinations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations, including goodwill and other intangible assets acquired at acquisition. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Goodwill and Other Intangible Assets

      On January 1, 2002, Kroll adopted SFAS No. 142. SFAS No. 142 established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. SFAS No. 142 also established accounting and reporting standards for goodwill and other intangible assets subsequent to their date of acquisition. In connection with the adoption of this standard, Kroll ceased amortizing goodwill and any indefinite-lived intangible assets beginning January 1, 2002. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods ranging from 12 to 40 years. See Note 10 of the Notes to Consolidated Financial Statements for the pro forma effect on 2001 had the non-amortization provisions of SFAS No. 142 been applied to that year.

Impairment of Long-Lived Assets

      On January 1, 2002, Kroll adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained the impairment recognition and measurement provisions of SFAS No. 121 for all long-lived assets to be held and used other than goodwill and indefinite-lived intangible assets, which are now covered by SFAS No. 142. SFAS No. 144 also requires that long-lived assets held for sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell.

Derivative Financial Instruments

      Effective January 1, 2001, Kroll adopted SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.

      Through December 31, 2003, Kroll had not used hedging or derivative instruments and did not hold or issue derivative financial instruments for trading purposes. In connection with the issuance of its 1.75% convertible subordinated notes due 2014 on January 2, 2004, discussed in Note 26, Kroll will be required to mark to market an embedded interest rate derivative instrument contained within these notes. Any increase or decrease in the derivative instrument will be recorded as an adjustment to interest expense in Kroll’s Consolidated Statement of Operations.

Other Accounting Pronouncements

      Kroll adopted several other accounting pronouncements that contained provisions that became effective during 2003 and 2002. Except as noted, none of the pronouncements had a material impact on Kroll’s consolidated results of operations or financial position. They are as follows:

•	SFAS No. 143, “Accounting for Asset Retirement Obligations;”

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;”

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123;”

•	SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities;”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity;”

•	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106;”

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107, and Rescission of FASB Interpretation No. 34;” and

•	FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”

Subsequent Events

1.75% Convertible Subordinated Notes

      On January 2, 2004, Kroll issued $175.0 million aggregate principal amount of Convertible Subordinated Notes due January 2014. The notes bear interest at a rate of 1.75% per annum. Kroll will pay interest on the notes on January 15 and July 15 of each year, beginning on July 15, 2004. The interest rate is subject to upward adjustment during certain periods and under certain circumstances.

      The notes may be converted into shares of Kroll common stock initially at a conversion rate of 28.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $35.06 per share (subject to adjustment in certain events), under the following circumstances: (1) during specified periods, if the closing sale price of Kroll’s common stock reaches, or the trading price of the notes falls below, specified levels, (2) Kroll calls the notes for redemption, (3) during any period in which the credit ratings assigned to the notes by Moody’s and S&P are below specified levels or are suspended or withdrawn by both rating agencies, or (4) specified corporate transactions occur.

      The notes are subordinated, unsecured obligations and rank equal in right of payment with all of Kroll’s other unsecured and subordinated indebtedness. The notes are subordinated in right of payment to all of Kroll’s existing and future senior indebtedness. The notes are not guaranteed by any of Kroll’s subsidiaries and, accordingly, the notes are structurally subordinated to any existing and future indebtedness and other liabilities of Kroll’s subsidiaries. The indenture governing the notes does not limit Kroll’s right or the right of Kroll’s subsidiaries to incur indebtedness in the future.

      The notes will mature on January 15, 2014. On or after January 15, 2009, Kroll may redeem all or a portion of these convertible notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of redemption. On January 15, 2009 and 2011, or upon a change in control (as defined in the indenture governing the notes), the note holders may require Kroll to repurchase all or a portion of the notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase. Kroll will pay cash for any notes so repurchased on January 15, 2009 but, at Kroll’s option, may pay cash, shares of Kroll common stock (valued at 95% of its market price) or a combination of cash and shares of Kroll common stock for repurchases made on January 15, 2011 or upon a change of control.

      Kroll has agreed to file a shelf registration statement covering resales of the notes and the shares of common stock into which the notes are convertible. If this registration statement is not filed by April 1, 2004 or if the registration statement is not declared effective by June 29, 2004, liquidated damages will accrue as additional interest on the notes until the registration statement is filed or declared effective, as the case may be. The liquidated damages will accrue at a rate of 0.25% of the principal amount per annum up to and including the 90th day after the failure to file or have the registration statement declared effective and 0.5% of the principal amount per annum from and after the 91st day after the failure to file or have the registration statement declared effective. Liquidated damages on the notes may also accrue if the registration statement ceases to be effective or if Kroll prevents or restricts sales under an effective registration statement for certain periods of time.

Treasury Stock

      On January 2, 2004, concurrently with the completion of the offering of the notes, Kroll repurchased approximately 2.0 million shares of its common stock. As of March 1, 2004, Kroll had purchased an aggregate of approximately 2.78 million shares of its common stock for an aggregate purchase price of approximately $70.8 million.

Change in Segment Reporting Structure

      Effective January 1, 2004, the Security Services segment was integrated into the Consulting Services segment as a result of a change in the management structure of these businesses.

Acquisitions

      On March 2, 2004, Kroll acquired The Credit Network Trust, a mortgage credit reporting company, for a purchase price of $19.0 million in cash. In addition, $1.5 million is to be paid in annual installments of $500,000 over the next three years subject to the retention of certain customer accounts. The results of operations of The Credit Network will be included within the Background Screening Services Group subsequent to the date of acquisition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Kroll does not expect to enter into financial instruments for trading or hedging purposes. Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

Item 8.	Financial Statements and Supplementary Data

      See Financial Statements and Index to Financial Statements on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Disclosure Controls and Procedures. Kroll’s management, with the participation of Kroll’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Kroll’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Kroll’s disclosure controls and procedures are operating effectively.

      (b) Internal Control over Financial Reporting. There have been no changes in Kroll’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, Kroll’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this Item is incorporated herein by reference from Kroll’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2004 (the “Proxy Statement”).

      Kroll has adopted a code of ethics for management, including Kroll’s principal executive officer, principal financial officer and controller, and directors, known as the Specific Code for Financial and Certain Other Officers. The Specific Code for Financial and Certain Other Officers is filed as an exhibit to this Annual Report on Form 10-K. In addition, Kroll has adopted a code of business conduct and ethics for all employees generally. The Kroll Code of Business Conduct and Ethics is also filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      Information required by this Item is incorporated herein by reference from the Proxy Statement, which will be filed no later than 120 days after December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is incorporated herein by reference from the Proxy Statement, which will be filed no later than 120 days after December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item is incorporated herein by reference from the Proxy Statement, which will be filed no later than 120 days after December 31, 2003.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item is incorporated herein by reference from the Proxy Statement, which will be filed no later than 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports of Form 8-K

Item 15(A)(1)	Financial Statements

      See Financial Statements and Index to Financial Statements on page F-1 hereof.

Item 15(A)(2)	Financial Statement Schedules

      Schedules have been omitted because they are either not applicable or not required or the information has been furnished in the consolidated financial statements

Item 15(A)(3)	Exhibits

      See List of Exhibits on page G-1 hereof.

Item 15(B)	Reports on Form 8-K

      On October 28, 2003, Kroll filed a Form 8-K/A, which amended a Form 8-K filed by Kroll on September 5, 2003 in connection with its acquisition of Factual Data Corp., to make available financial information of Factual Data Corp.

      On October 30, 2003, Kroll filed a Form 8-K that provided financial information regarding Kroll’s earnings in the third quarter of 2003 and that furnished (but did not file) an earnings press release.

      On December 17, 2003, Kroll filed a Form 8-K regarding certain information that was disclosed at Kroll’s Investor Day Conference on December 10, 2003.

      On December 18, 2003, Kroll filed a Form 8-K relating to press releases issued in connection with its offering of 1.75% convertible subordinated notes due 2014.

      On December 22, 2003, Kroll filed a Form 8-K relating to another press release issued in connection with its offering of 1.75% convertible subordinated notes due 2014.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of March 2004.

KROLL INC.

By:	/s/ MICHAEL G. CHERKASKY

Michael G. Cherkasky
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned directors of Kroll Inc. hereby severally constitute and appoint Jules B. Kroll and Michael G. Cherkasky, and each of them singly, our true and lawful attorneys and agents, to do any and all acts and things in our names and on our behalf as directors of Kroll Inc., which said attorneys and agents, or either of them may deem necessary or advisable to enable Kroll Inc. to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing of Kroll Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, including, without limitation, signing for us, or any of us, in our names as directors of Kroll Inc., such Form 10-K and any and all amendments thereto, and we hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 15th day of March 2004.

Signature	Title

Jules B. Kroll	Executive Chairman of the Board

/s/ MICHAEL G. CHERKASKY Michael G. Cherkasky	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN L. FORD Steven L. Ford	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JUDITH AREEN Judith Areen	Director

/s/ PETER A. COHEN Peter A. Cohen	Director

Thomas E. Constance	Director

/s/ SIMON V. FREAKLEY Simon V. Freakley	President of Corporate Advisory and Restructuring Group and Director

Signature	Title

Raymond E. Mabus	Director

/s/ MICHAEL D. SHMERLING Michael D. Shmerling	President of Background Screening Services Group and Director

/s/ J. ARTHUR URCIUOLI J. Arthur Urciuoli	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Kroll Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Kroll Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective on January 1, 2002.

      As discussed in Note 25, the accompanying December 31, 2002 consolidated balance sheet, and the consolidated statements of cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2002, have been restated to adjust Kroll’s accounting for database costs.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 12, 2004

KROLL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

		(As Restated
		(see Note 25))

	(In thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,835	$77,317
Trade accounts receivable, net of allowance for doubtful accounts of $6,435 and $6,875 at December 31, 2003 and 2002, respectively (Note 9)	71,640	48,661
Unbilled revenues	38,322	29,921
Related party receivables (Note 13)	155	720
Deferred tax assets (Note 15)	2,087	5,304
Assets of discontinued operations (Note 6)	169	9,399
Prepaid expenses and other current assets	10,862	7,908

Total current assets	146,070	179,230

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3):
Land	394	194
Buildings	2,096	2,092
Leasehold improvements	16,092	12,420
Furniture and fixtures	9,723	7,409
Equipment	52,776	38,268

	81,081	60,383
Less: accumulated depreciation and amortization	(43,239)	(33,190)

	37,842	27,193

GOODWILL (Notes 3 and 10)	376,988	292,095
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $13,466 and $5,599 at December 31, 2003 and 2002, respectively (Note 10)	95,488	25,195
OTHER ASSETS (Note 11)	23,221	5,705

Total Assets	$679,609	$529,418

KROLL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

		(As Restated
		(see Note 25))

	(In thousands,
	except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving lines of credit (Note 12)	$2,929	$4,209
Current portion of long-term debt (Note 16)	4,328	73
Trade accounts payable	18,354	10,529
Related party payables (Note 13)	606	2,253
Accrued payroll and related benefits	29,683	9,422
Other accrued liabilities (Note 14)	13,868	10,873
Income taxes payable	13,245	2,448
Liabilities of discontinued operations (Note 6)	250	857
Deferred revenue	13,891	14,488

Total current liabilities	97,154	55,152
DEFERRED INCOME TAXES (Note 15)	7,718	2,051
CONVERTIBLE NOTES, net of unamortized discount of $7,695 and $9,599 at December 31, 2003 and 2002, respectively (Note 16)	22,305	20,401
LONG-TERM DEBT, net of current portion (Note 16)	3,608	18
OTHER LONG-TERM LIABILITIES	1,981	1,786

Total liabilities	132,766	79,408

COMMITMENTS AND CONTINGENCIES (Note 17) STOCKHOLDERS’ EQUITY (Notes 18 and 19):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,916,288 and 36,994,758 shares issued at December 31, 2003 and 2002, respectively	419	370
Common shares to be issued for acquisition (Note 5)	16,250	55,280
Additional paid-in-capital	557,668	456,843
Accumulated deficit	(20,595)	(58,487)
Accumulated other comprehensive income (loss)	565	(3,952)
Treasury stock, at cost, 250,300 shares at December 31, 2003, none at December 31, 2002	(6,441)	—
Deferred compensation	(1,023)	(44)

Total stockholders’ equity	546,843	450,010

Total liabilities and stockholders’ equity	$679,609	$529,418

The accompanying notes are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except per share amounts)
NET SALES	$485,476	$284,248	$201,058
COST OF SALES	224,921	145,058	120,727

Gross profit	260,555	139,190	80,331

OPERATING EXPENSES:
Selling and marketing	44,514	26,720	18,017
General and administrative	109,342	72,198	60,007
Research and development	12,124	5,845	—
Amortization of other intangible assets	8,803	2,495	489
Restructuring expenses (Note 8)	5,794	—	2,726
Loss on sale of business unit (Note 8)	—	102	528
Failed financing costs (Note 8)	—	—	1,043
Impairment of assets (Note 8)	—	—	807
Failed separation costs (Note 8)	—	—	607

Operating expenses	180,577	107,360	84,224

Operating income (loss)	79,978	31,830	(3,893)
OTHER INCOME (EXPENSE):
Interest expense	(4,682)	(4,436)	(4,375)
Interest income	669	515	127
Other (Notes 7, 12 and 16)	180	(4,351)	(782)

Income (loss) before provision for income taxes	76,145	23,558	(8,923)
Provision for income taxes (Note 15)	29,943	7,067	2,209

Income (loss) from continuing operations	46,202	16,491	(11,132)
Discontinued Operations (Note 6):
Loss from video surveillance subsidiary, net of taxes	(8,310)	(191)	(603)
Income (loss) from security products and services group, net of taxes	—	81	(7,541)
Loss from voice and data communications group, net of taxes	—	—	(2,111)

Net income (loss)	$37,892	$16,381	$(21,387)

BASIC PER SHARE DATA (Note 4):
Income (loss) from continuing operations	$1.13	$0.56	$(0.50)

Net income (loss) per share	$0.93	$0.56	$(0.95)

Weighted average shares outstanding	40,820	29,448	22,479

DILUTED PER SHARE DATA (Note 4):
Income (loss) from continuing operations	$1.09	$0.54	$(0.50)

Net income (loss) per share	$0.90	$0.54	$(0.95)

Weighted average shares outstanding	42,223	30,542	22,479

The accompanying notes are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

		(As Restated
		(see Note 25))

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$37,892	$16,381	$(21,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes (Note 6)	8,310	110	10,255
Bad debt expense (Note 9)	7,118	3,934	5,879
Depreciation and amortization (Notes 3 and 10)	19,601	9,813	8,709
Non-cash compensation expense	863	—	337
Non-cash interest expense	2,383	1,934	401
Loss on extinguishments of debt (Notes 12 and 16)	85	4,453	344
Loss on sale of business unit (Note 8)	—	102	528
Loss on impairment of assets (Note 8)	—	—	807
Non-cash gain from investments	—	—	(143)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivables and unbilled revenues	(19,516)	(3,551)	(8,227)
Prepaid expenses and other current assets	1,742	(2,139)	1,498
Trade accounts payable	(5,507)	50	(2,027)
Amounts due to/from related parties	1,235	(6,236)	(2,038)
Accrued liabilities	15,597	(3,174)	3,380
Income taxes payable	9,814	5,493	14
Deferred revenue	(945)	5,027	352
Deferred income taxes	7,528	(3,453)	(567)
Other long-term assets and liabilities	(3,102)	(777)	880

Net cash provided by (used in) operating activities	83,098	27,967	(1,005)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,134)	(6,055)	(3,400)
Additions to other intangible assets	—	—	(834)
Gain (loss) on the retirement of assets	152	(2,193)	(32)
Acquisitions, net of cash acquired (Note 5)	(109,094)	(77,752)	—
Sales of marketable securities, net	—	5,594	—
Other investments	(17,333)	(355)	(84)

Net cash used in investing activities	(140,409)	(80,761)	(4,350)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving lines of credit	(3,375)	749	(36,649)
Proceeds from issuance of long-term debt	—	75,000	30,000
Payments of long-term debt	(1,897)	(75,797)	(35,326)
Proceeds from exercise of stock options and warrants	8,344	8,545	2,569
Proceeds from issuance of common stock in connection with public offering	—	110,568	—
Purchase of treasury stock	(6,441)	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,581	—	—
Other	2,284	(265)	(2,292)

Net cash provided by (used in) financing activities	1,496	118,800	(41,698)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,815)	66,006	(47,053)
Effects of foreign currency exchange rates on cash and cash equivalents	859	(87)	(325)
Net cash provided by (used in) discontinued operations	474	(87)	52,586
CASH AND CASH EQUIVALENTS, beginning of year	77,317	11,485	6,277

CASH AND CASH EQUIVALENTS, end of year	$22,835	$77,317	$11,485

The accompanying notes are an integral part of these consolidated financial statements.

KROLL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

						Accumulated
			Common			Other
	Common Stock		Stock to Be	Additional		Comprehensive	Treasury Stock
			Issued for	Paid-In-	Accumulated	Income			Deferred
	Shares	Amount	Acquisition	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total

					(As Restated					(As Restated
					(see Note 25))					(see Note 25))

	(Dollars in thousands)
BALANCE, January 1, 2001	22,414,697	$224	$—	$169,467	$(53,481)	$(6,349)	—	$—	$(337)	$109,524
Comprehensive Loss:
Net loss	—	—	—	—	(21,387)	—	—	—	—
Reversal of foreign currency translation from the sale of SPSG, net of taxes of $2,538	—	—	—	—	—	4,140	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,336)	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(19,583)
Exercise of employee stock options and warrants	379,174	4	—	2,565	—	—	—	—	—	2,569
Amortization of restricted stock	—	—	—	—	—	—	—	—	337	337
Discount to market of senior subordinated convertible notes (Note 16)	—	—	—	11,389	—	—	—	—	—	11,389

BALANCE, December 31, 2001	22,793,871	228	—	183,421	(74,868)	(4,545)	—	—	—	104,236
Comprehensive Income:
Net income	—	—	—	—	16,381	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	593	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	16,974
Exercise of employee stock options	1,022,977	10	—	8,535	—	—	—	—	—	8,545
Tax benefit from exercise of employee stock options	—	—	—	4,432	—	—	—	—	—	4,432
Issuance of restricted stock	2,500	—	—	—	—	—	—	—	(44)	(44)
Issuance of common stock and stock options in connection with the acquisition of Ontrack (Note 5)	6,850,410	69	—	149,950	—	—	—	—	—	150,019
Issuance of common stock in connection with public offering (Note 18)	6,325,000	63	—	110,505	—	—	—	—	—	110,568
Common stock to be issued in connection with the acquisition of Zolfo Cooper (Note 5)	—	—	55,280	—	—	—	—	—	—	55,280

BALANCE, December 31, 2002	36,994,758	370	55,280	456,843	(58,487)	(3,952)	—	—	(44)	450,010

KROLL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

For the Years Ended December 31, 2001, 2002 and 2003

			Common			Accumulated
			Stock to			Other
	Common Stock		Be Issued	Additional		Comprehensive	Treasury Stock
			for	Paid-In-	Accumulated	Income			Deferred
	Shares	Amount	Acquisition	Capital	Deficit	(Loss)	Shares	Amount	Compensation	Total

					(As Restated					(As Restated
					(see Note 25))					(see Note 25))

	(Dollars in thousands)
BALANCE, January 1, 2003	36,994,758	$370	$55,280	$456,843	$(58,487)	$(3,952)	—	$—	$(44)	$450,010
Comprehensive Income:
Net income	—	—	—	—	37,892	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,517	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	42,409
Exercise of employee stock options	848,411	8	—	8,336	—	—	—	—	—	8,344
Tax benefit from exercise of employee stock options	—	—	—	4,072	—	—	—	—	—	4,072
Issuance of restricted stock	82,854	1	—	1,841	—	—	—	—	(1,842)	—
Amortization of restricted stock	—	—	—	—	—	—	—	—	863	863
Issuance of common stock — Employee Stock Purchase Plan (“ESPP”)	155,554	2	—	2,579	—	—	—	—	—	2,581
Issuance of common stock and stock options in connection with the acquisition of Factual Data (Note 5)	934,712	9	—	28,838	—	—	—	—	—	28,847
Issuance of common stock in connection with the acquisition of Zolfo Cooper (Note 5)	2,899,999	29	(55,280)	55,251	—	—	—	—	—	—
Additional shares of common stock to be issued in connection with the acquisition of Zolfo Cooper (Note 5)	—	—	16,250	—	—	—	—	—	—	16,250
Purchase of treasury stock	—	—	—	—	—	—	(250,300)	(6,441)	—	(6,441)
Stock issuance costs	—	—	—	(92)	—	—	—	—	—	(92)

BALANCE, December 31, 2003	41,916,288	$419	$16,250	$557,668	$(20,595)	$565	(250,300)	$(6,441)	$(1,023)	$546,843

The accompanying notes are an integral part of these consolidated financial statements.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.     Nature of Operations

      Kroll Inc. (“Kroll”) is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. In 2003, Kroll’s five business groups enabled Kroll to provide its clients with comprehensive, single source, risk consulting services. These five business groups are: (1) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (2) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence and intellectual property and infringement investigations; (3) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions; (4) Background Screening Services, which provides employee and vendor background investigations, credit screening and substance abuse testing and (5) Security Services, which provides security architecture and design, corporate security consulting, emergency management and environmental services as well as protective services, operations and training. Effective January 1, 2004, Security Services was integrated into Consulting Services (see Note 26).

      Kroll consummated a number of acquisitions and dispositions within the periods presented in the accompanying consolidated financial statements. Financial information regarding Kroll’s acquisitions is discussed in Note 5. Financial information regarding Kroll’s dispositions is discussed in Notes 6 and 7.

2.     Basis of Presentation

      The consolidated financial statements include the historical consolidated financial statements of Kroll and the businesses it has acquired, since their respective dates of acquisition. All material intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method. Investments in less than 20% owned entities are accounted for under the cost method.

      In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

      Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

3.     Summary of Significant Accounting Policies

Business Combinations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations, including goodwill and other intangible assets acquired at acquisition. SFAS No. 141 requires all business combinations in the scope of the statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash equivalents consist of all highly liquid investments with an initial maturity of three months or less at the date of purchase. Kroll invests excess cash primarily in money market funds. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

Concentrations of Credit Risk

      Financial instruments that subject Kroll to credit risk consist principally of trade receivables. The number of clients that comprise Kroll’s client base, along with the different industries and geographic regions in which Kroll’s clients operate, limits concentrations of credit risk with respect to accounts receivable. Kroll does not generally require collateral or other security to support client receivables, although Kroll does require retainers, up-front deposits or irrevocable letters-of-credit in some situations. Kroll has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past history. Management believes that such allowance is adequate and does not anticipate incurring any significant losses on its trade receivables in excess of established allowances.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost with the exception of capitalized leases which are recorded at present value. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. The estimated useful lives used are as follows: buildings, ten to thirty-one and one-half years; leasehold improvements, lesser of useful life or life of lease; furniture and fixtures, three to ten years; and equipment, one and one-half to ten years.

      Furniture and fixtures, net and equipment, net include capitalized lease costs of $370,234 and $209,720, respectively, at December 31, 2003.

      Depreciation of property, plant and equipment for the years ended December 31, 2003, 2002 and 2001 was $10,798,045, $7,318,494 and $5,674,939, respectively.

Goodwill and Other Intangible Assets

      On January 1, 2002, Kroll adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for goodwill and other intangible assets that are acquired individually or with a group of other assets. SFAS No. 142 also established accounting and reporting standards for goodwill and other intangible assets subsequent to their date of acquisition. In connection with the adoption of this standard, Kroll ceased amortizing goodwill and any indefinite-lived intangible assets beginning January 1, 2002. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods ranging from 12 to 40 years. Amortization of goodwill was $2.1 million during 2001. See Note 10 for the pro forma effect on 2001 had the non-amortization provisions of SFAS No. 142 been applied to that year.

      In connection with the implementation of SFAS No. 142, Kroll was required to assess goodwill and any indefinite-lived intangible assets for impairment. It was determined that there was no impairment of goodwill and indefinite-lived intangible assets at January 1, 2002. Additionally, pursuant to SFAS No. 142, Kroll is required to assess its goodwill and indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. In connection with Kroll’s annual impairment tests during the third quarter of 2003, it was determined that such assets were not impaired.

      Intangible assets with finite useful lives, which primarily consist of customer lists, customer relationships, internally-developed software, franchise and license agreements, trademarks and non-compete agreements,

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to be amortized on a straight-line basis. Customer lists and customer relationships are amortized over periods ranging from four to fifteen years. Internally developed software, primarily recorded as part of Kroll’s acquisitions of Ontrack Data International, Inc. and Factual Data Corp., are amortized over periods ranging from seven to ten years. Franchise and license agreements are amortized over periods ranging from five to eight years and trademarks are amortized over periods ranging from three to twenty-five years. Non-compete agreements are amortized over the lives of the respective agreements, which range from three to seven and one-half years.

Impairment of Long-Lived Assets

      On January 1, 2002, Kroll adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained the impairment recognition and measurement provisions of SFAS No. 121 for all long-lived assets to be held and used other than goodwill and indefinite-lived intangible assets, which are now covered by SFAS No. 142. SFAS No. 144 also requires that long-lived assets held for sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. As of December 31, 2003 and 2002, there has been no impairment in the carrying amount of Kroll’s long-lived assets.

      Kroll evaluates the recoverability of its long-lived assets, including goodwill and indefinite-lived intangible assets for periods before January 1, 2002, whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recognized whenever the carrying amount of a long-lived asset exceeds the expected future cash flows, on an undiscounted basis, to be generated from the asset, including eventual disposition. An impairment loss would be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Foreign Currency Translation and Transactions

      Assets and liabilities of foreign operations are translated using year-end exchange rates. Revenues and expenses are translated using exchange rates prevailing during the year, with gains or losses resulting from translation included in accumulated other comprehensive income (loss).

      Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions and are recorded within the statement of operations. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

Revenue Recognition

      Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue from standard hourly rate engagements is recognized as hours are incurred and revenue from standard daily rate arrangements is recognized at amounts represented by the agreed-upon billing amounts as incurred. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. Revenue provided from credit services is recognized when the information is delivered to the customer, either electronically or by other means. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and included in revenue. Kroll records either billed or unbilled accounts receivable based on case-by-case invoicing determinations. Software revenue is recognized when shipped, with the exception of royalty-based products, for which revenue is recognized as applicable royalty reports are received. Software revenue is

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stated net of estimated customer returns and allowances. Kroll recognizes contingent fees as earned, i.e., upon satisfaction of all conditions to their payment.

Advertising

      Kroll expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2,986,000, $2,146,000 and $426,000, respectively.

Research and Development

      Expenditures for research and software development costs are expensed as incurred. Such costs related to the development of software products are required to be expensed until the point that technological feasibility and proven marketability of the product under development are established.

Issuances of Stock by Subsidiaries

      Kroll has adopted income statement recognition as its accounting policy for recognizing any gains and losses on issuances of stock by its subsidiaries.

Derivative Financial Instruments

      Effective January 1, 2001, Kroll adopted SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.

      Kroll used foreign currency exchange contracts during 2001 to hedge its exposure to movements in foreign currency exchange rates. Kroll accounted for those contracts as hedges and therefore the transition adjustment on January 1, 2001 was not material as the carrying value of those contracts prior to the adoption of SFAS No. 133 approximated their fair value at the adoption date. In November 2001, Kroll sold its four remaining foreign currency hedge contracts with notional amounts aggregating $3.2 million, resulting in a net gain of approximately $65,000. Through December 31, 2003, Kroll had not since used hedging or derivative instruments and did not hold or issue derivative financial instruments for trading purposes. In connection with the issuance of its 1.75% convertible subordinated notes due 2014 on January 2, 2004, discussed in Note 26, Kroll will be required to mark to market an embedded interest rate derivative instrument contained within these notes. Any increase or decrease in the derivative instrument will be recorded as an adjustment to interest expense in Kroll’s Consolidated Statement of Operations.

Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” Kroll accounts for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense is recognized based on the difference, if any, between the fair market value of the stock option award on the date of grant and the option exercise price. SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123, as amended by SFAS No. 148 during 2002, allows an entity to continue to measure compensation cost using the principles of APB Opinion No. 25 only if certain pro forma disclosures are made. With respect to restricted stock awards, the market value at

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant of the shares of restricted stock issued is recorded as compensation expense over the period of restriction.

      Under APB Opinion No. 25, no stock-based employee compensation expense relating to Kroll’s stock option plans was reflected in net income (loss), as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net income (loss) and net income (loss) per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to employee stock option awards (in thousands, except per share amounts).

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$37,892	$16,381	$(21,387)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,893)	(6,061)	(3,477)

Pro forma net income (loss)	$28,999	$10,320	$(24,864)

Net Income (Loss) Per Share:
Basic
As reported	$0.93	$0.56	$(0.95)

Pro forma	$0.71	$0.35	$(1.11)

Diluted
As reported	$0.90	$0.54	$(0.95)

Pro forma	$0.69	$0.34	$(1.11)

      Detailed information regarding Kroll’s stock plans and the assumptions used in the fair value based method set forth in the table above can be found in Note 19.

Recent Accounting Pronouncements

      Kroll adopted several other accounting pronouncements that contained provisions that became effective during 2003 and 2002. Except as noted, none of the pronouncements had a material impact on Kroll’s consolidated results of operations or financial position. They are as follows:

•	SFAS No. 143, “Accounting for Asset Retirement Obligations;”

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;”

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities;”

•	SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123;”

•	SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities;”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity;”

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106;”

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements Nos. 5, 57, and 107, and Rescission of FASB Interpretation No. 34;” and

•	FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.”

      In connection with the adoption of SFAS No. 145, Kroll had reclassified to continuing operations losses it incurred on the extinguishment of debt of $4.5 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively. Such losses had been recorded as an Extraordinary Item in the Consolidated Statements of Operations.

4.     Earnings Per Share

      Pursuant to the provisions of SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents represent shares issuable upon the assumed exercise of stock options and warrants and the assumed issuance of non-vested stock and shares under contingent stock agreements.

      Basic and diluted earnings per share were as follows:

	Years Ended December 31,

	2003	2002	2001

Basic
Income (loss) from continuing operations	$1.13	$0.56	$(0.50)
Income (loss) from discontinued operations	(0.20)	—	(0.45)

Net income (loss)	$0.93	$0.56	$(0.95)

Diluted
Income (loss) from continuing operations	$1.09	$0.54	$(0.50)
Income (loss) from discontinued operations	(0.19)	—	(0.45)

Net income (loss)	$0.90	$0.54	$(0.95)

      Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Weighted Average Shares Outstanding:
Basic	40,820	29,448	22,479
Stock options, non-vested shares and contingent stock agreements	1,403	1,094	—

Diluted	42,223	30,542	22,479

      At December 31, 2003, there were 1,932,247 options outstanding to purchase an equivalent number of shares of common stock of Kroll at a range of $23.73 to $26.94 per option that were not included in the shares in the above table because the options’ exercise prices were greater than the average market price of the common shares.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, there were 9,526 warrants and 1,679,581 options outstanding to purchase an equivalent number of shares of common stock of Kroll at a range of $19.52 to $25.69 per warrant and a range of $20.17 to $22.19 per option that were not included in the shares in the above table because the warrants’ and options’ exercise prices were greater than the average market price of the common stock.

      At December 31, 2001, there were 9,526 warrants and 707,439 options outstanding to purchase an equivalent number of shares of common stock of Kroll at a range of $19.52 to $25.69 per warrant and a range of $9.00 to $30.75 per option that were not included in the shares in the above table because the warrants’ and options’ exercise prices were greater than the average market price of the common stock.

      Also excluded from the above tables is the potential conversion of Kroll’s $30.0 million 6% Convertible Notes into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

5.     Acquisitions

      Kroll has completed a number of acquisitions in the periods presented. These transactions were accounted for as purchase business combinations, whereby the results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

2003 Acquisitions

Factual Data

      On June 23, 2003, Kroll entered into an agreement to acquire all of the outstanding shares of Factual Data Corp. (“Factual Data”). The acquisition was consummated on August 21, 2003. Factual Data is a provider of customized information services to businesses across the United States that assist them in making decisions regarding whether to make a mortgage or other loan, offer employment, accept new tenants or enter into a business relationship. Its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      Kroll paid $87.4 million in cash and issued 934,712 shares of its common stock in exchange for the shares of Factual Data outstanding at closing. In addition, Kroll assumed Factual Data’s existing stock option plans, resulting in the conversion of Factual Data stock options outstanding at closing into options to acquire 445,904 shares of Kroll common stock.

      The total purchase price, based on the number of Factual Data shares outstanding at closing, transaction costs and expenses and the fair value of employee stock options assumed by Kroll, was approximately $119 million. The value assigned to the number of shares of Kroll common stock issued in connection with the acquisition of Factual Data was based on the average market price of Kroll common stock on August 12, 2003 and the two days before and after such date. The measurement date was the date the volume-weighted average trading price of Kroll’s common stock was less than the lowest end of the purchase price collar described in the acquisition agreement.

      The following table sets forth the components of the total purchase price (in thousands):

Cash	$87,415
Value of common stock issued	21,087
Value of options assumed	7,760
Transaction costs and expenses	2,704

Total purchase price	$118,966

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the preliminary allocation of the fair value of identifiable net assets of Factual Data acquired and acquisition goodwill based on independent appraisals and management’s estimates. Such estimate of fair value could change based on the completion of Kroll’s evaluation of the assets and liabilities of Factual Data, including finalization of an independent appraisal of the assets acquired (in thousands).

Assets Acquired:
Current assets	$22,786
Property, plant and equipment	5,735
Goodwill	68,395
Other intangible assets	50,600
Other assets	140

147,656
Less Liabilities:
Current liabilities	19,348
Long-term debt, including capitalized lease obligations	3,790
Deferred income taxes	5,552

Total identifiable net assets acquired and acquisition goodwill	$118,966

      The goodwill recorded by Kroll in this transaction is not deductible for federal income tax purposes.

      The amount assigned to other intangible assets consisted of the following (in thousands):

		Weighted
		Average
		Amortization
	Fair Value	Period

Amortizable:
Customer relationships	$27,200	15 years
Franchise and license agreements	7,800	6 years
Internally developed software	3,200	7 years
Trademarks	1,000	5 years
Non-compete agreements	800	5 years

Total	$40,000	10 years

Non-amortizable:
Evergreen contracts	$10,600

      Kroll is in the process of finalizing its analysis of the acquired intangible assets of Factual Data and their related fair values. Certain amounts and estimated useful lives could be revised based on final appraisal.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Financial Data

      The following unaudited pro forma financial data gives effect to the acquisition of Factual Data, as if it occurred on January 1 of each period presented, and the acquisitions of Ontrack and Zolfo Cooper during 2002 discussed below, as if they occurred on January 1, 2002. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if all of these acquisitions had occurred on the dates indicated, nor are they necessarily indicative of future consolidated results (in thousands, except per share amounts).

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	Historical	Pro Forma	Historical	Pro Forma

Net sales	$485,476	$541,702	$284,248	$416,746

Income from continuing operations	$46,202	$53,135	$16,491	$38,322

Net income	$37,892	$44,825	$16,381	$38,212

Net Income Per Share:
Basic	$0.93	$1.08	$0.56	$1.08

Diluted	$0.90	$1.04	$0.54	$1.05

Other Acquisitions

      On March 14, 2003, Kroll acquired most of the assets and assumed certain liabilities of Certico Verification Services, LLC (“Certico”), for a purchase price of $3.5 million in cash. The business acquired by Kroll provides background-checking services, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      On March 21, 2003, Kroll completed the acquisition of Personnel Risk Management (“PRM”) for a purchase price of $1.4 million in cash. Kroll will be required to make an additional payment of up to $2.1 million, if PRM achieves agreed upon profit levels through the period ended February 29, 2004. Kroll is currently determining whether such profit levels have been achieved. If paid, such amount would be recorded as an adjustment to goodwill. PRM provides pre-employment screening services in the United Kingdom, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      On March 25, 2003, Kroll acquired the 50% equity ownership interest it did not own in Invex Partners Limited (“Invex”) for a purchase price of $1.2 million in cash. Invex provides corporate financial services in the United Kingdom and its results of operations is included as part of the Corporate Advisory and Restructuring Services segment subsequent to the date of acquisition.

      On July 18, 2003, Kroll acquired substantially all of the assets and assumed certain liabilities of Intellifacts Corporation (“Intellifacts”) for a purchase price of $2.2 million in cash. The business acquired by Kroll provides background-checking services, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

      On August 15, 2003, Kroll acquired MIE Resource Services (Pty) Limited, renamed Kroll MIE (Pty) Ltd. (“MIE”), for $0.5 million in cash plus a contingent payment of up to $0.3 million. MIE is a credentials verification company located in South Africa, and its results of operations are included within the Background Screening Services segment subsequent to the date of acquisition.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 1, 2003, Kroll acquired Oyez Legal Technologies Limited, renamed Kroll Ontrack Legal Technologies Limited (“OLT”), for $18.9 million in cash. In addition to electronic data disclosure services, OLT offers a full suite of legal information management services, including trial and evidence management solutions, database hosting, courtroom presentation services, consultancy, project management, scanning, high volume printing and both objective and subjective coding. Its results of operations are included within the Technology Services segment subsequent to the date of acquisition.

      Pro forma financial data for the preceding six acquisitions is not presented as such acquisitions were not material to Kroll’s consolidated results of operations or financial position.

      The aggregate amount assigned to other intangible assets for these six acquisitions and asset purchases consisted of the following (in thousands):

		Weighted
		Average
		Amortization
	Fair Value	Period

Amortizable:
Customer lists and customer relationships	$8,395	9 years
Trademarks	225	3 years
Non-compete agreements	4,253	4 years

Total	$12,873	7 years

Non-amortizable:
Goodwill	$13,379

2002 Acquisitions

Ontrack

      On April 1, 2002, Kroll entered into an agreement to acquire all of the outstanding shares of Ontrack Data International, Inc. (“Ontrack”). The acquisition was consummated effective June 13, 2002. Ontrack provides electronic discovery, data recovery and computer forensics services, along with related software solutions, and its results of operations have been included within the Technology Services Segment subsequent to the date of acquisition.

      Kroll issued 6.9 million shares of its common stock in exchange for the shares of Ontrack outstanding at closing. In addition, Kroll assumed Ontrack’s existing stock option plans, resulting in the conversion of Ontrack stock options outstanding at closing into options to acquire 1,037,490 shares of Kroll common stock.

      The total purchase price, based on the number of Ontrack shares outstanding at closing, transaction costs and expenses and the fair value of employee stock options assumed by Kroll, was approximately $154 million. The value assigned to the number of shares of Kroll common stock issued in connection with the acquisition of Ontrack is based on the average market price of Kroll stock for the five-day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

      The following table sets forth the components of the purchase price (in thousands):

Value of common stock issued	$137,706
Value of options assumed	12,313
Transaction costs and expenses	3,658

Total purchase price	$153,677

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the final allocation of the fair value of identifiable net assets of Ontrack acquired and acquisition goodwill (in thousands):

Assets Acquired:
Current assets	$44,331
Property, plant and equipment	9,451
Goodwill	94,320
Other intangible assets (useful lives 5-10 years)	12,280
Other assets	2,922

163,304
Less Liabilities:
Current liabilities	4,930
Deferred income taxes	4,697

Total identifiable net assets acquired and acquisition goodwill	$153,677

      Kroll initially recorded approximately $93.9 million of goodwill related to this acquisition. During the third quarter of 2003, Kroll completed its evaluation of the fair value assigned to Ontrack’s identifiable net assets recorded at acquisition. Such evaluation resulted in an increase to goodwill of $0.4 million and an increase to current liabilities of $0.4 million.

      The goodwill recorded by Kroll in this transaction is not deductible for federal income tax purposes.

Zolfo Cooper

      On September 5, 2002, Kroll acquired all of the equity interests of Zolfo Cooper, LLC (“Zolfo Cooper”), and certain of its related entities. Zolfo Cooper provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services, and its results of operations have been included within the Corporate Advisory and Restructuring Services Segment subsequent to the date of acquisition.

      Kroll paid $100 million in cash on September 5, 2002 and issued 2.9 million shares of its common stock on January 15, 2003. These shares appear on the December 31, 2002 Consolidated Balance Sheet under the caption “Common shares to be issued for acquisition.” The valued assigned to the number of shares of Kroll common stock issued on January 15, 2003 in connection with the acquisition of Zolfo Cooper is based on the average market price of Kroll’s common stock for the five day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced. In addition, Kroll also granted options to purchase 600,000 shares of Kroll common stock to Kroll Zolfo Cooper’s professional staff. The options were granted at the September 5, 2002 closing price of $18.37 and vest over four years.

      Kroll will also issue to the former owners of Zolfo Cooper, as contingent consideration, 625,000 additional shares of common stock per year, if Zolfo Cooper achieves operating profit levels of $24.0 million, $24.8 million, $25.6 million and $26.4 million in 2003, 2004, 2005 and 2006, respectively. To the extent Zolfo Cooper’s operating profit exceeds the targeted level for a particular year, the excess will be credited to the previous year’s operating profit to determine if a contingent payment should have been made in that year. Additionally, 50% of the remaining excess, up to $5 million, will be credited to the following year’s operating profit to determine if a contingent consideration payment is payable. All of the contingent consideration is payable in full if Kroll undergoes a change of control or if the employment of any one of the three former principal owners of Zolfo Cooper is terminated without cause. If paid, such amount would be recorded as an adjustment to goodwill.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, Kroll Zolfo Cooper’s operating profit exceeded the targeted level for such period. Accordingly, 625,000 additional shares of Kroll common stock will be issued during March 2004. These shares appear on the December 31, 2003 Consolidated Balance Sheet under the caption “Common shares to be issued for acquisition.”

      Kroll had agreed to pay an entity controlled by the former principal owners of Zolfo Cooper for the cost of operating for business purposes an airplane owned by the entity, up to a total of $2.0 million per year. To the extent the airplane is used in connection with a client engagement, the client may reimburse Kroll. The costs to operate the airplane for the years ended December 31, 2003 and 2002 were $1.7 million and $0.6 million, respectively. Kroll was reimbursed $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

      The following table sets forth the components of the purchase price, as adjusted for contingent consideration earned (in thousands):

Cash	$100,000
Value of common stock issued	55,280
Value of common stock issuable under contingent consideration provisions	16,250
Transaction costs and expenses	3,573

Total purchase price	$175,103

      The following table sets forth the allocation of the fair value of identifiable net assets of Zolfo Cooper acquired and acquisition goodwill, as adjusted for contingent consideration earned (in thousands):

Assets Acquired:
Current assets	$15,199
Property, plant and equipment	652
Goodwill	156,033
Other intangible assets (useful life 2 to 25 years)	18,418
Other assets	43

190,345
Less Liabilities:
Current liabilities	15,242

Total identifiable net assets acquired and acquisition goodwill	$175,103

      Kroll initially recorded approximately $153.1 million of goodwill related to this acquisition. During the third quarter of 2003, Kroll completed its evaluation of the fair value assigned to Zolfo Cooper’s identifiable net assets recorded at acquisition. Such evaluation resulted in an increase to other intangible assets of $13.4 million, a decrease to goodwill of $13.4 million and an adjustment of $1.2 million to amortization expense (see Note 10). In addition, the value of the 625,000 additional shares of Kroll common stock that became issuable at December 31, 2003 increased goodwill by $16.3 million.

      The goodwill in this transaction can be amortized and deducted for federal income tax purposes.

Unaudited Pro Forma Financial Data

      The following unaudited pro forma financial data gives effect to the acquisitions of Ontrack and Zolfo Cooper, as if they occurred on January 1 of each period presented. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been achieved if these acquisitions had occurred on the dates indicated, nor are they necessarily indicative of future consolidated results (in thousands, except per share amounts).

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001

	Historical	Pro Forma	Historical	Pro Forma

Net sales	$284,248	$353,674	$201,058	$316,146

Income (loss) from continuing operations	$16,491	$32,793	$(11,132)	$4,563

Net income (loss)	$16,381	$32,683	$(21,387)	$(5,692)

Net Income (Loss) Per Share:
Basic	$0.56	$0.95	$(0.95)	$(0.15)

Diluted	$0.54	$0.92	$(0.95)	$(0.15)

Other Acquisitions

      On July 3, 2002, Kroll acquired Crucible Inc., a privately held company that provides elite training and protective services. Kroll paid $1.0 million in cash upon closing and the purchase agreement provides for an additional $1.0 million to be paid in equal annual installments over the next four years, the first of which was paid on July 3, 2003. The next annual installment of $250,000 is included in accrued liabilities and the last two remaining installments totaling $500,000 are included in other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2003.

      Kroll recorded approximately $2.1 million of goodwill related to this transaction. During the third quarter of 2003, Kroll completed its evaluation of the fair value assigned to Crucible’s identifiable net assets recorded at acquisition. Such evaluation resulted in an increase to other assets of $0.2 million and a decrease to goodwill of $0.2 million.

      The goodwill in this transaction cannot be amortized and deducted for federal income tax purposes.

      Pro forma financial data for the preceding acquisition is not presented as such acquisition was not material to Kroll’s consolidated results of operations or financial position.

6.	Discontinued Operations

2003 Discontinued Operations

      On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto, for $850,000 in cash. In connection with this disposition, Kroll wrote off $7.5 million of related goodwill, which is included in “Loss on Disposal of Discontinued Operations” in the summarized statement of operations data below. InPhoto, which was part of Kroll’s Background Screening Services segment, provided surveillance services primarily to the insurance industry.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized statement of operations data for InPhoto consisted of (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net sales	$2,350	$6,299	$6,819

Loss from Discontinued Operations:
Loss before benefit from income taxes	(680)	(272)	(603)
Benefit from income taxes	(176)	(81)	—

Loss from discontinued operations, net of taxes	$(504)	$(191)	$(603)

Loss on Disposal of Discontinued Operations:
Loss on disposal of discontinued operations before provision for income taxes	$(7,767)
Provision for income taxes	39

Loss on disposal of discontinued operations, net of taxes	$(7,806)

      Summarized balance sheet data for InPhoto consisted of (in thousands):

	December 31,

	2003	2002

Assets of Discontinued Operations:
Current assets	$169	$1,170
Property and equipment, net	—	225
Goodwill	—	7,487
Other assets	—	517

Total assets of discontinued operations	$169	$9,399

Liabilities of Discontinued Operations:
Current liabilities	$250	$823
Other liabilities	—	34

Total liabilities of discontinued operations	$250	$857

2001 Discontinued Operations

      On April 20, 2001, the Board of Directors of Kroll (the “Board”) approved a definitive agreement to sell the common stock of most of the active companies that comprised the Security Products and Services Group (“SPSG”) to Armor Holdings Inc. (“Armor”). The results of the discontinued SPSG reflect an allocation of Kroll’s administrative costs attributable to SPSG and, to the extent that such identification was not practicable, on the basis of SPSG’s sales as a percentage of Kroll’s sales. The results of the discontinued SPSG also reflect an allocation of corporate interest expense based on Kroll’s weighted average interest rate applied to intercompany advances. The sale did not include the subsidiaries that provide kidnap and ransom and risk information services, which Kroll continued to operate. Also excluded from the sale was the Russian armored car business although it was included in SPSG discontinued operations, as further described below.

      On August 22, 2001, Kroll completed the sale of SPSG to Armor for $53.7 million, consisting of $37.2 million in cash, $15.0 million in common stock and an additional $1.5 million placed in escrow, pending agreement on the closing date balance sheet audit. The purchase and sale agreement also provided for a potential deferred payment of up to $2.0 million by Armor to Kroll based on the achievement of a gross profit

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

target by SPSG for the year ended December 31, 2001. In September 2001, Kroll converted approximately $14.4 million of Armor common stock to cash.

      For the year ended December 31, 2001, Kroll recorded a loss of approximately $0.3 million on the sale of the discontinued SPSG. Kroll did not include the impact of the potential $2.0 million deferred payment by Armor to Kroll in determining the estimated loss on the sale of SPSG. Because of the recognition of foreign currency translation included in accumulated other comprehensive loss, an additional $4.1 million loss was recognized, net of tax.

      On May 6, 2002, agreement was reached on SPSG’s closing balance sheet, which resulted in a payment to Kroll of $1.1 million of the amount held in escrow. In conjunction with the escrow payment, Kroll forgave certain obligations due to Kroll by Armor of approximately $1.6 million primarily relating to SPSG’s Central American operations. On May 15, 2002, Kroll received $0.6 million from Armor, representing the balance due from the sale of the $15.0 million in Armor common stock.

      Although Kroll’s Russian armored car business was not sold to Armor, the Russian business was part of the plan to discontinue SPSG and, therefore, has been included in discontinued operations of SPSG. In May 2002, Kroll executed agreements to sell to local management its interest in its Russian armored car businesses. Kroll received $150,000 upon closing, $10,000 in both the third and fourth quarters of 2002 and an additional $107,000 during 2003. The agreements provide for Kroll to receive an additional $50,000 within two years of the closing date. Payments not received on the due date will accrue interest at 10% per annum. These transactions relieve Kroll of any liability associated with the Russian business.

      As a result of the sale of the Russian business and other adjustments related to the sale of SPSG, Kroll recorded a gain of approximately $0.1 million during 2002.

      Summarized statement of operations data for the SPSG consisted of (in thousands):

	Years Ended
	December 31,

	2002	2001

Net sales	$—	$79,359

Loss from Discontinued Operations:
Loss before provision for income taxes	$—	$(6,848)
Provision for income taxes	—	379

Loss from discontinued operations, net of taxes	$—	$(7,227)

Income (Loss) on Disposal of Discontinued Operations:
Income (loss) on disposal of discontinued operations before provision for income taxes	$116	$(314)
Provision for income taxes	(35)	—

Income (loss) on disposal of discontinued operations, net of taxes	$81	$(314)

      On April 16, 2001, the Board of Directors approved a formal plan to discontinue the operations of the Voice and Data Communications Group (“VDCG”), which offered secure satellite communication equipment and satellite navigation systems. Kroll has divested itself of the operations of this segment. The results of VDCG reflect an allocation of interest expense based on VDCG’s average net assets. The tax effects of the results of operations of VDCG were not significant for the periods presented.

      On June 27, 2001, Kroll sold its ownership in the stock of VDCG to an unrelated third party for notes that are due and payable in 2004 with a contingent value of up to $4.0 million. Originally, Kroll valued these

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes at $1.8 million because the realization of the full value of these notes was contingent upon certain factors, including the subsequent sale of VDCG by the purchaser. Since this valuation approximated the net assets of VDCG at the date of the sale, no gain or loss was recognized. Later in 2001, Kroll re-evaluated the collectability of the notes and determined that the ultimate resale of VDCG and collection on the notes was uncertain. As a result, the notes were written down to zero.

      Summarized statement of operations data for VDCG consisted of (in thousands):

Year Ended
December 31,
2001

Net sales	$3,134

Loss from Discontinued Operations:
Loss before provision for income taxes	$(104)
Provision for income taxes	—

Loss from discontinued operations, net of taxes	$(104)

Loss on Disposal of Discontinued Operations:
Loss on disposal of discontinued operations before provision for income taxes	$(2,007)
Provision for income taxes	—

Loss on disposal of discontinued operations, net of taxes	$(2,007)

7.	Other Dispositions

      In October 2000, Kroll’s then wholly-owned subsidiary, Securify Inc. (“Securify”), completed the sale of preferred shares through a private equity offering to certain unrelated third parties. As a result of this transaction, Kroll’s voting interest in Securify was reduced to approximately 27 percent and the investment in Securify, previously consolidated, was then accounted for using the equity method. At December 31, 2001, Kroll’s carrying value in its investment was reduced to zero as a result of losses generated by Securify. Kroll had not provided any guarantees nor was it committed to providing any future funding to Securify. Also at December 31, 2001, Kroll had an amount receivable from Securify of $5.4 million, which was fully reserved. Such receivable was subject to an unsecured promissory note agreement with repayment terms scheduled over a five-year period. During 2002, Securify obtained additional equity financing which resulted in the restructuring of Securify’s existing debt with Kroll. As a result of this restructuring, the promissory note was cancelled and Kroll received $500,000 in cash, $250,000 of Securify Series B Preferred Stock and a non-exclusive license to use proprietary software developed by Securify. In addition, Kroll’s voting interest in Securify was reduced to approximately 1% after the completion of the additional equity financing. The $500,000 payment received was included within “Other Income (Expense)” in the Consolidated Statement of Operations for the year ended December 31, 2002. There was no value recorded for the $250,000 Securify Series B Preferred Stock received.

      On September 10, 2001, Kroll sold Decision Resources, Inc. (“DRI”) to the former owner. As payment, the former owner forgave Kroll’s notes payable of $0.2 million and agreed to pay Kroll $0.1 million. The notes payable that were forgiven were the unpaid portion of the original purchase price. In 2001, Kroll recognized a loss on the sale of its business unit of approximately $0.5 million. In 2002, Kroll recorded an additional loss of approximately $0.1 million, representing the write-off of a note receivable, which was a portion of the original purchase price.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Charges (Credits)

Restructuring Expenses

      During the third quarter of 2003, Kroll recorded a restructuring charge of $5.8 million in connection with the closure of 10 non-hub offices worldwide and the elimination of 102 employees (the “2003 Plan”). During the fourth quarter of 2003, the amount of the 2003 Plan was increased by $0.4 million to reflect additional restructuring expenses incurred. The restructuring charges recognized during 2003 were based on SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The 2003 Plan was undertaken to reduce costs and improve operating efficiencies. Also during the third quarter of 2003, the accrued balance related to Kroll’s 2001 restructuring plan, discussed below, was reduced by $0.4 million as a result of a change in the original estimate of costs to be incurred. The net effect of these restructuring charges and credits is $5.8 million as presented in the Consolidated Statement of Operations for the year ended December 31, 2003.

      Approximately $4.2 million of the 2003 Plan, as adjusted during the fourth quarter of 2003, represents severance and related benefits. The remaining $1.9 million relates primarily to lease rental payments, net of sublease income, associated with the elimination of offices. The total cash portion of the 2003 Plan is $5.8 million, of which $4.2 million relates to employee severance costs, $1.2 million relates to lease rental payments and $0.4 million relates to other exit costs. The breakdown by segment was $4.3 million, $0.8 million, $0.6 million, $0.3 million and $0.2 million within Consulting Services, Corporate Advisory and Restructuring Services, Security Services, Background Screening Services and Corporate, respectively.

      The initial recognition of the 2003 restructuring expense and the corresponding utilization from inception by category is as follows (in thousands):

				Balance at
	Restructuring	Cash	Other	December 31,
	Expense	Payments	Reductions	2003

Employee related	$4,167	$(2,415)	$—	$1,752
Lease rentals	1,218	(546)	—	672
Write-off of leasehold improvements	205	—	(205)	—
Impairment of equipment	120	—	(120)	—
Other exit costs	443	(443)	—	—

	$6,153	$(3,404)	$(325)	$2,424

      The 2003 Plan is expected to be substantially completed in early 2004. Liabilities associated with these initiatives at December 31, 2003 are classified as a component of other accrued liabilities.

      During 2001, Kroll recorded a $2.7 million restructuring charge (the “2001 Plan”) in connection with the closure of four offices and the elimination of 98 employees. The 2001 Plan was substantially completed by the end of 2001. Total payments and write-offs from inception of the 2001 Plan through December 31, 2003 were $2.1 million. During 2003, the accrued balance related to the 2001 Plan was reduced by $0.4 million as a result of a change in the original estimate of costs to be incurred. The remaining accrued balance of $0.2 million represents severance and lease termination costs.

      During 1999, Kroll recorded a $4.1 million restructuring charge (the “1999 Plan”) in connection with the closure of two offices and the elimination of 82 employees. The 1999 Plan was substantially completed by the end of the second quarter of 1999. During 2003, the remaining accrued balance of $67,473 was paid. Total payments and write-offs from inception of the 1999 Plan through December 31, 2003 were $4.1 million.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Sale of Business Unit

      As discussed in Note 7, Kroll recognized losses of $0.1 million and $0.5 million during 2002 and 2001, respectively, in connection with the sale of DRI.

Failed Financing Costs

      During 2001, anticipating the sale of SPSG, Kroll endeavored to obtain approximately $45.0 million of financing but did not reach an acceptable agreement. As a result, pursuit of this alternative was terminated. Kroll’s direct expenses of approximately $1.0 million, including commitment and due diligence fees and the cost of extending the then-existing bank loan, were written off as failed financing costs in 2001.

Impairment of Assets

      During 2001, Kroll wrote off $0.8 million of previously capitalized costs because of a decision not to implement a contact and relationship management database software program it was developing. This charge consisted of $0.4 million for software and hardware costs and $0.4 million for consulting and related costs to prepare the database software program for its intended purpose.

Failed Separation Costs

      On April 20, 2001, the Board decided not to pursue the separation of Kroll’s two principal operating segments at the time, SPSG and the Investigations and Intelligence Group, which it had been exploring since the second quarter of 2000. Costs associated with this proposed separation were approximately $0.6 million during 2001, and consisted primarily of fees for attorneys, accountants, investment bankers and other related charges.

9.	Allowance for Doubtful Accounts

      The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable (in thousands):

	Years Ended December 31,

	2003	2002	2001

Beginning balance	$6,875	$6,628	$4,041
Additional charges to costs and expenses	7,118	3,934	5,879
Write-offs, deductions and other	(7,558)	(3,687)	(3,292)

Ending balance	$6,435	$6,875	$6,628

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Intangible Assets

      Intangible assets consisted of the following (in thousands):

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$376,988		$292,095

Other Intangible Assets:
Amortizable
Customer lists and customer relationships	$51,139	$6,397	$16,301	$3,640
Internally developed software	15,650	2,934	12,280	880
Franchise and license agreements	7,800	484	—	—
Trademarks	9,901	566	—	—
Non-compete agreements and other	13,864	3,085	2,213	1,079

	98,354	$13,466	30,794	$5,599

Non-Amortizable
Evergreen contracts	10,600		—

Total other intangible assets	$108,954		$30,794

      As discussed in Note 5, Kroll completed its evaluation of the fair value assigned to Zolfo Cooper’s identifiable net assets recorded at acquisition during the third quarter of 2003. Such evaluation resulted in an increase to other intangible assets of $13.4 million, a decrease to goodwill of $13.4 million and an adjustment of $1.2 million to amortization of other intangible assets.

      Non-amortizable assets recorded as part of Kroll’s acquisition of Factual Data consist of evergreen contracts with Fannie Mae and Freddie Mac for which a useful life is indeterminate.

      Amortization of other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $8.8 million, $2.5 million and $0.5 million, respectively. Approximately $49.8 million of amortization expense is anticipated to be recognized over the next five years as follows: $11.1 million in 2004, $10.4 million in 2005, $9.9 million in 2006, $9.8 million 2007 and $8.6 million in 2008.

      The following table summarizes the changes in the carrying amount of goodwill by segment (in thousands):

	Balance	Goodwill			Goodwill
	as of	Acquired		Balance as of	Acquired		Balance as of
	January 1,	During		December 31,	During		December 31,
	2002	2002	Other	2002	2003	Other	2003

Corporate Advisory and Restructuring Services	$18,665	$153,146	$—	$171,811	$16,241	$(13,355)	$174,697
Consulting Services	17,130	—	4	17,134	—	107	17,241
Technology Services	—	93,953	—	93,953	10,373	368	104,694
Background Screening Services	3,000	—	77	3,077	71,395	10	74,482
Security Services	4,155	2,073	(108)	6,120	—	(246)	5,874

Consolidated	$42,950	$249,172	$(27)	$292,095	$98,009	$(13,116)	$376,988

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2003, goodwill increased by $98.0 million primarily due to the acquisitions of Factual Data ($68.4 million), Oyez ($10.4 million), Certico ($1.9 million), MIE ($0.6 million) and Intellifacts ($0.4 million) and the issuance of 625,000 additional shares of common stock to the former owners of Zolfo Cooper ($16.3 million). Other adjustments include a decrease of $13.4 million and $0.2 million due to the revaluation of Zolfo Cooper and Crucible’s identifiable net assets, respectively and an increase of $0.4 million due to the revaluation of Ontrack’s identifiable net assets (see Note 5). Additionally there was an increase to goodwill of $0.1 due to currency fluctuations from Kroll’s foreign operations.

      During the year ended December 31, 2002, goodwill increased by $249.1 million primarily due to the acquisitions of Ontrack ($93.9 million), Zolfo Cooper ($153.1 million) and Crucible ($2.1 million). Other adjustments are due to currency fluctuations from our foreign operations.

      In accordance with SFAS No. 142, Kroll ceased amortizing goodwill on January 1, 2002. Had the non-amortization provisions of SFAS No. 142 been applied to 2001, the effect on reported earnings would have been as follows (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$37,892	$16,381	$(21,387)
Amortization of goodwill, net of tax	—	—	1,605

Net income (loss), as adjusted	$37,892	$16,381	$(19,782)

Basic:
Net income (loss) per share, as reported	$0.93	$0.56	$(0.95)
Amortization of goodwill, net of tax	—	—	0.07

Net income (loss) per share, as adjusted	$0.93	$0.56	$(0.88)

Diluted:
Net income (loss) per share, as reported	$0.90	$0.54	$(0.95)
Amortization of goodwill, net of tax	—	—	0.07

Net income (loss) per share, as adjusted	$0.90	$0.54	$(0.88)

11.	Other Assets

      Other assets consist of the following (in thousands):

	Estimated	December 31,
	Useful Life
	(Years)	2003	2002

Security deposits	—	$1,246	$1,011
Deferred financing fees, net of accumulated amortization of $605 and $227 in 2003 and 2002, respectively	3-5	1,172	1,213
Receivable from sale of Russian business	—	—	50
Investments	—	19,655	2,485
Other assets	—	1,148	946

Total		$23,221	$5,705

      Certain assets are being amortized on a straight line basis over their estimated useful lives, as applicable.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 27, 2003, Kroll invested $1.0 million in convertible notes of iJet Travel Intelligence Inc. (“iJet”) and received warrants to purchase shares of iJet preferred stock. The notes are convertible into preferred stock of iJet upon iJet raising additional equity financing. This $1.0 million investment is in addition to $1.5 million of Series B preferred stock of iJet that Kroll acquired in August 2002. At that time, Kroll also received warrants to purchase approximately 2.6 million shares of iJet common stock. In February 2004, Kroll converted $500,000 of the iJet convertible notes into shares of Series C preferred stock of iJet and received approximately $535,000, including accrued interest, in cash from iJet as repayment in full of the remaining convertible notes. iJet is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry. This investment is accounted for under the cost basis method.

      On May 22, 2003, Kroll purchased 2,000,000 shares of Series A preferred stock of EID Access Inc. (“EID”) for $2.0 million in cash. In conjunction with this investment, EID issued warrants to purchase 963,000 additional shares of preferred stock at Kroll’s option. Kroll also received 100,000 options to purchase shares of common stock. EID provides vendor security solutions. This investment is accounted for under the cost basis method.

      In the fourth quarter of 2003, Kroll purchased $15 million aggregate principal amount of 15% Secured Senior Subordinated Notes due 2006 (the “Notes”) of Color Spot Nurseries, Inc. (“Color Spot”) through its new indirect, wholly-owned, subsidiary, Kroll Zolfo Cooper Structured Equity LLC. At the time of investment, Color Spot paid Kroll a commitment fee of $1.5 million. The commitment fee was deferred and is being amortized over the life of the notes using the interest rate method. In addition, Color Spot is obligated to pay Kroll an annual fee of 5% of the original aggregate principal amount of the Notes on each anniversary of the date that the Notes were issued and a fee of 5% of the prepaid principal amount of the Notes upon any prepayment of the Notes, except that if any portion of the Notes is prepaid after the second anniversary of the Notes and prior to 240 days after the second anniversary of the Notes, the prepayment fee will be 2.5% of the prepaid principal amount of the Notes. The Notes are secured by a security interest in substantially all of the assets of Color Spot and its subsidiaries and a pledge of the stock of Color Spot’s subsidiaries. Kroll invested in Color Spot concurrently with Catalyst Equity Partners, LLP (“Catalyst”), an investment partnership, which is indirectly controlled by senior management of Kroll Zolfo Cooper. Catalyst restructured its existing investment in Color Spot and invested some additional funds to purchase $15 million aggregate principal amount of the Notes.

      The amounts paid for iJet, EID and Color Spot, including transaction costs and expenses, have been included as “Other investments” in the Consolidated Statement of Cash Flows for the year ended December 31, 2003.

12.	Revolving Lines of Credit

      As discussed in Note 8, during 2001 Kroll was unable to obtain $45.0 million of financing in connection with the anticipated sale of SPSG. As a result, approximately $1.0 million of expenses were written off during 2001, including commitment and due diligence fees and the cost of extending the then-existing bank loan, which expired on November 16, 2001.

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

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

type. The credit facility was secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of certain of Kroll’s subsidiaries.

      On September 5, 2002, Kroll amended and ultimately terminated the $15 million revolving credit facility with Foothill. No borrowings were made under the terminated $15 million credit facility. Kroll wrote off financing fees of $0.5 million related to the replacement of the Foothill revolving credit facility during the third quarter of 2002. Such amount is reflected in “Other income (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2002.

      Concurrently with the termination of the Foothill facility, Kroll entered into a new $100 million credit facility with Goldman Sachs & Co. (“Goldman Sachs”) that included a $25 million revolving credit facility and a $75 million term loan (see Note 16 for a discussion of the term loan portion of this facility). The $25 million revolving credit facility with Goldman Sachs was subject to borrowing base limitations and had a three-year term. The available borrowing amount was calculated based on an analysis of Kroll’s accounts receivable as of the month end preceding the borrowing date. Borrowings under the revolving credit facility bore interest, at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt as of that day to adjusted EBITDA for the four fiscal quarters ending on such date.

      The Goldman Sachs revolving credit facility required Kroll to comply with certain customary restrictive covenants, including maintaining certain ratios such as EBITDA to fixed charges and EBITDA to debt, and limiting capital expenditures, additional indebtedness and dividends.

      The Goldman Sachs revolving credit facility also required Kroll to pay a fee equal to 0.75% per annum of the unused portion of this facility. Upon the repayment of the $75 million Goldman Sachs term loan in October 2002 with the proceeds of Kroll’s common stock offering, discussed in Note 18, this fee was reduced to 0.375% per annum. The revolving credit facility was secured by a lien on substantially all of Kroll’s assets and those of most of Kroll’s domestic subsidiaries.

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

      The $25 million Goldman Sachs revolving credit facility undertaken as part of the $100 million credit facility on September 5, 2002 was simultaneously retired on March 6, 2003. As a result, Kroll wrote off approximately $0.1 million of unamortized deferred financing fees relating to this facility during the first quarter of 2003. Such amount is reflected in “Other income (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2003. There were no borrowings made under the retired $25 million revolving credit facility.

      Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income, contains maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in agreements of this type. There have been no

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings made under this facility. At December 31, 2003, Kroll was in compliance with all covenants and provisions of this facility.

      In connection with the acquisition of Buchler Phillips during 1999, Kroll acquired a demand note with maximum borrowings of 2.5 million pounds sterling. This amount was increased to 4.4 million pounds sterling during 2002. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 4.0 million pounds sterling, or $7.1 million, as translated at December 31, 2003. The amount outstanding under this demand note at December 31, 2003 was $2.2 million, a decrease of $1.6 million from the amount outstanding at December 31, 2002 due primarily to repayments made during 2003. The interest rate at December 31, 2003 was 5.25%.

13.	Related Party Transactions

      The following summarizes transactions with related parties (in thousands):

	As of and for the Years Ended
	December 31,

	2003	2002	2001

Sales to shareholder	$567	$2,780	$5,121
Purchases from shareholder	1,440	907	386
Lease expense to affiliated entities	588	534	465
Legal services expense to law firm of a Board member	1,335	2,453	1,322
Payments to related party for operation of airplane for business purposes (Note 5)	1,702	605	—
Amounts receivable due from officer	138	50	—
Trade accounts receivable due from shareholder	17	670	—
Trade accounts payable due to affiliate	606	2,253	—

Sales and Purchases — Shareholder

      During the years ended December 31, 2003, 2002 and 2001, Kroll rendered services to American International Group, Inc. and its subsidiaries (“AIG”), which is also a shareholder of Kroll. Total revenue recognized for the years ended December 31, 2003, 2002 and 2001 was $566,813, $2,780,144 and $5,120,559, respectively. In addition, AIG provides certain services to Kroll, which have been included in cost of sales and operating expenses in the accompanying Consolidated Statements of Operations. These costs were $1,439,570, $906,911 and $386,058 for the years ended December 31, 2003, 2002 and 2001, respectively. The year-end accounts receivable balance from AIG was $17,073 and $670,176 at December 31, 2003 and 2002, respectively.

Lease Expense to Affiliated Entities

      Kroll currently leases various equipment and office space from several affiliated entities under various five year and month-to-month lease agreements. Rental expense, net of sub-lease income, approximated $588,000, $534,000 and $465,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal Services Expense to Law Firm of a Board Member

      Kroll retains the law firm of a Board member for various legal services provided to it in the normal course of business. These expenses were $1,335,000, $2,453,000 and $1,322,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments to Related Party for Operation of Airplane for Business Purposes

      Kroll had agreed to pay an entity controlled by the former principal owners of Zolfo Cooper (see Note 5) for the cost of operating for business purposes an airplane owned by the entity, up to a total of $2.0 million per year. To the extent the airplane is used in connection with a client engagement, the client may reimburse Kroll. The costs to operate the airplane for the years ended December 31, 2003 and 2002 were $1.7 million and $0.6 million, respectively. Kroll was reimbursed $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Amounts Receivable Due from Officer

      During 2003, 2002 and 2001, an executive officer of Kroll agreed to reimburse Kroll for a portion of general and administrative expenses, including outside professional fees, office rent and travel expenses, which were incurred on his behalf. Amounts due to Kroll at December 31, 2003 and 2002 pursuant to this agreement were $137,563 and $50,017 respectively. The amount receivable at December 31, 2003 was subsequently repaid during January 2004.

14.	Other Accrued Liabilities

      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Professional fees	$1,401	$990
Property, sales and other taxes payable	3,104	1,345
Medical costs	939	475
Interest	363	240
Payments to former owners of acquired businesses	250	898
Restructuring expenses	2,574	445
Facility shutdown	554	506
Office relocation	—	982
Leasehold renovation reserve	536	930
Other accruals	4,147	4,062

Total other accrued liabilities	$13,868	$10,873

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

      Kroll’s provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$15,748	$3,105	$—
State and local	7,628	1,439	542
Foreign	3,059	3,859	2,244

	26,435	8,403	2,786

Deferred:
Federal	2,855	(1,225)	(210)
State and local	653	(111)	8
Foreign	—	—	(375)

	3,508	(1,336)	(577)

Provision for income taxes	$29,943	$7,067	$2,209

      Reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows (dollars in thousands):

	Years Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

Provision (benefit) for income taxes at the federal statutory rate	$26,651	35.0%	$8,245	35.0%	$(3,034)	(34.0)%
State and local income taxes, net of federal tax benefit	5,665	7.4	1,107	4.7	462	5.2
Nondeductible expenses	281	0.4	597	2.5	418	4.7
Change in valuation allowance	—	—	(5,497)	(23.3)	3,579	40.1
Effect of foreign earnings	1,181	1.6	2,453	10.4	1,112	12.5
Research and development tax credits	(1,294)	(1.7)	—	—	—	—
Other	(2,541)	(3.4)	162	0.7	(328)	(3.8)

Provision for income taxes	$29,943	39.3%	$7,067	30.0%	$2,209	24.7%

      Pre-tax income (loss) for domestic and foreign operations consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Pre-tax Income (Loss):
Domestic	$69,220	$18,436	$(8,658)
Foreign	6,925	5,122	(265)

Total pre-tax income (loss)	$76,145	$23,558	$(8,923)

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of Kroll’s current deferred income tax assets and liabilities are summarized below (in thousands):

	December 31,

	2003	2002

Current Deferred Tax Assets:
Allowance for doubtful accounts	$1,544	$2,037
Payroll and other benefits	1,235	1,543
Other accruals	1,742	2,629
Other foreign	175	—

Current deferred tax assets	4,696	6,209

Current Deferred Tax Liabilities:
Non-accrual service fee receivable	192	207
Deferred revenue	1,389	378
Other	1,028	320

Current deferred tax liabilities	2,609	905

Net current deferred tax assets	$2,087	$5,304

      The components of Kroll’s non-current deferred income tax assets and liabilities are summarized below (in thousands):

	December 31,

	2003	2002

Non-current Deferred Tax Assets:
Payroll and other benefits	$149	$—
Restructuring	737	363
Other accruals	97	1,144
Other foreign	2,394	1,068

Non-current deferred tax assets	3,377	2,575

Non-current Deferred Tax Liabilities:
Depreciation and amortization	10,312	1,922
Deferred revenue	—	1,567
Other	783	1,137

Non-current deferred tax liabilities	11,095	4,626

Net non-current deferred tax liability	$7,718	$2,051

      At December 31, 2003, Kroll had no net operating loss carry-forward.

      At December 31, 2003, Kroll had $8.7 million of accumulated and undistributed income from foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, applicable deferred US federal income taxes have not been provided nor is a determination of the amount of unrecognized deferred US federal income taxes practicable.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Long-Term Debt

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

      In connection with the issuance of the 6% Convertible Notes, Kroll recorded a notes discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. In addition to the stated 6% interest, the discount is being amortized as non-cash interest expense over the expected 5-year life of the notes. Barring early conversion by the noteholders or early redemption by Kroll, the average additional non-cash interest expense resulting from this discount amortization is approximately $2.3 million, or 7.6% per year, on the $30.0 million aggregate principal amount. The amount of non-cash interest expense resulting from this discount amortization for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $1.6 million and $0.2 million, respectively.

      Until September 2002, the notes were secured by the same assets of Kroll and its material subsidiaries and the same pledge of stock of certain of Kroll’s subsidiaries as the Foothill revolving credit facility, except that the notes were subordinate to the security interest and rights of the credit facility lender.

      On September 5, 2002, Kroll amended certain provisions of its outstanding 6% Convertible Notes. Under the amendments, the security interest of the noteholders was terminated and the collateral securing the 6% Convertible Notes was released. In addition, the amendments deleted all of the negative covenants in respect of all of the 6% Convertible Notes. Furthermore, Palisades Concentrated Equity Partnership, L.P. (“Palisade”), the only note holder who had the right to designate a board observer, no longer has this right. Palisade also agreed to subordinate the $20.0 million in aggregate principal amount of the 6% Convertible Notes that it owned to borrowings under the $100 million Goldman Sachs credit facility. In connection with these amendments, Kroll agreed to compensate Palisade based on the performance of Kroll’s common stock, and as a result of this agreement, paid Palisade $1.6 million in October 2002. Such amount is reflected in “Other income (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2002.

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

      The term loan was part of a $100 million credit facility with Goldman Sachs, which included the $25 million revolving credit facility discussed in Note 12. The cost of obtaining the credit facility was being amortized over the facility’s three-year life. The term loan bore interest, at Kroll’s election, at a rate per annum equal to the base rate plus applicable margin or the Eurodollar rate plus applicable margin. The applicable margin was determined by the leverage ratio, calculated as of the last day of any fiscal quarter as the ratio of consolidated total debt, as of that day, to EBITDA for the four fiscal quarters ending on such date. A provision in the term loan required that proceeds from any equity offering be used to repay the term loan.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The term loan was repaid in October 2002 with the proceeds from Kroll’s common stock offering discussed in Note 18. In the fourth quarter of 2002, Kroll wrote off financing fees of $1.1 million associated with the repayment of the $75 million term loan. Such amount is reflected in “Other income (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2002.

      In connection with the acquisition of Factual Data on August 21, 2003, Kroll assumed Factual Data’s capitalized service license agreements with Experian Information Solutions, Inc. (“Experian”) for consumer credit reporting services. Under these agreements, Factual Data has access, on a non-exclusive basis, to all credit and other information contained in Experian’s database associated with consumers living in certain geographic areas. Each agreement has an initial term of ten years and continues for successive one-year periods unless either party delivers a written notice of intent not to renew the agreement at least six months before the end of the initial ten-year or any one-year renewal period. These agreements expire in April and November of 2010 and January 2011 and are payable over a five-year term.

      The components of long-term debt are as follows (in thousands):

	December 31,

	2003	2002

6% Convertible Notes, net of discount of $7,695 and $9,599 at December 31, 2003 and 2002, respectively	$22,305	$20,401
Capitalized service license agreements for consumer credit reporting services, interest at 9.985%, due April and November of 2005 and January 2006	5,030	—
Notes payable issued in connection with acquisitions of businesses by Kroll Factual Data, interest rates ranging from 5% to 12% per annum, payable at different times from January 2004 through November 2008	2,643	—
Various capitalized lease obligations for office furniture and fixtures and computer equipment and software, interest rates ranging from 8.47% to 10.43%, expiring through June 2005	263	—
Other notes payable	—	91

	30,241	20,492
Less current portion	4,328	73

	$25,913	$20,419

      Scheduled maturities of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$4,608
2005	2,648
2006	30,483
2007	400
2008	262
Thereafter	—

38,401
Less:
Unamortized discount on 6% Convertible Notes	7,695
Portion of capitalized service license agreements and capitalized lease obligations representing interest	465

$30,241

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies

     Letters of Credit

      In connection with the sale of SPSG, Kroll provided a $1.5 million standby letter of credit in favor of Armor to cover certain potential foreign tax liabilities of SPSG, which is outstanding as of December 31, 2003 (see Note 6).

     Legal Matters

      Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville (“LAMB”)), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (“HSBC”). HSBC filed the underlying suit against Gordon Capital’s former law firm, Davies, Ward & Beck, (“DW&B”) seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital’s losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital’s alleged former auditors, and AON Reed Stenhouse, Inc., Gordon Capital’s alleged former insurance broker. The parties attended mediation in December 2002 and October 2003. Representatives of LAMB attended but did not participate. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (Cdn.) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. A hearing on the parties’ motions for summary judgment originally scheduled for January 2004 has been postponed and a new date has not yet been scheduled while DW&B seeks to examine a former employee of Gordon Capital with respect to the motions for summary judgment. A trial date has been scheduled for September 2004. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

      On June 27, 2003, a shareholder of Factual Data filed a lawsuit against Factual Data and its directors in the District Court for the County of Larimer, Colorado, styled Troxler v. Factual Data Corporation [sic], Jerald H. Donnan, Todd A. Neiberger, Robert J. Terry, J. Barton Goodwin, Daniel G. Helle, Abdul H. Rajput and James N. Donnan. On August 1, 2003, the plaintiff filed an amended complaint. In the amended complaint, the plaintiff alleges, among other things, that the individual defendants engaged in self dealing in connection with the negotiation and approval of the merger agreement and the merger. The plaintiff also claims the individual defendants obtained benefits not shared by the plaintiff, and that they breached their fiduciary duties of care, loyalty, candor and independence owed under Colorado law to Factual Data’s public shareholders. The plaintiff seeks certification of the case as a class action. The plaintiff requests damages, certain equitable relief, attorneys’ fees and costs and an order rescinding the merger. On August 12, 2003, Factual Data moved to dismiss the plaintiff’s amended complaint. On September 15, 2003, the plaintiff filed a response to Factual Data’s motion to dismiss. On September 26, 2003, Factual Data filed an amended reply in

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support of its motion to dismiss the first amended complaint. On December 9, 2003, the court denied Factual Data’s motion to dismiss the amended complaint. The parties have not engaged in any discovery to date. Kroll and Factual Data believe that the allegations in the amended complaint are without merit and will defend the suit vigorously.

      The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on its consolidated financial position, results of operations or its cash flows.

      In addition to the matters discussed above, Kroll is involved in litigation from time to time in the ordinary course of its business; however, Kroll does not believe that there is any currently pending litigation, individually or in the aggregate, that is likely to have a material adverse effect on Kroll’s consolidated financial position, results of operations or its cash flows.

     Other Matters

      Kroll’s laboratory testing operations are certified and subject to frequent inspections and proficiency tests by certain federal, state or local jurisdictions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on Kroll’s consolidated financial statements.

      Kroll is self-insured with respect to certain of its employee medical benefit plans. Management believes that the reserves for such plans are adequate at December 31, 2003.

     Operating Leases

      Kroll leases office space and certain equipment and supplies under agreements with terms from one to fifteen years. The following table is a schedule, by year, of approximate future minimum rental or usage payments required under operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2003 (in thousands):

2004	$14,732
2005	12,998
2006	11,542
2007	10,758
2008	7,973
Thereafter	16,372

$74,375

      Rental expense charged against current operations amounted to approximately $19,873,000, $12,608,000 and $10,378,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

18.	Stockholders’ Equity

      In October 2002, Kroll sold 6.3 million shares of its common stock to the public in an underwritten public offering and raised approximately $110.6 million of net proceeds, after $0.2 million of accrued expenses. As discussed in Note 16, Kroll used a portion of these proceeds to repay its three-year $75 million term loan incurred on September 5, 2002 to acquire Zolfo Cooper. The remaining proceeds were used for working capital to fund operations and other general company purposes.

      As discussed in Note 5, Kroll issued 2.9 million shares of its common stock on January 15, 2003, valued at approximately $55.3 million, to the former owners of Zolfo Cooper in connection with the acquisition of Zolfo Cooper on September 5, 2002. These shares appear on the December 31, 2002 Consolidated Balance

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheet under the caption “Common shares to be issued for acquisition.” Furthermore, 625,000 additional shares of Kroll common stock became issuable to the former owners of Zolfo Cooper as of December 31, 2003 as a result of Kroll Zolfo Cooper’s operating profit exceeding the targeted level for 2003 outlined in the contingent consideration provisions of the acquisition agreement, as amended. These shares appear on the December 31, 2003 Consolidated Balance Sheet under the caption “Common shares to be issued for acquisition.”

      On August 21, 2003, Kroll issued 934,712 shares of its common stock in exchange for shares of Factual Data outstanding at closing in connection with the acquisition of Factual Data (see Note 5).

      During 2003, Kroll issued 82,854 shares of restricted stock, valued at approximately $1.8 million. Such amount is being amortized over the applicable vesting period as additional compensation expense (see Note 19).

      On December 16, 2003, the Board of Directors approved the repurchase of up to 2,780,000 shares of Kroll common stock in conjunction with Kroll’s anticipated offering of convertible subordinated notes (see Note 26). As of December 31, 2003, Kroll had purchased 250,300 shares of its common stock for approximately $6.4 million. As discussed in Note 26, Kroll purchased 2,527,477 additional shares of its common stock subsequent to December 31, 2003 for approximately $64.4 million.

      During the fourth quarter of 2003, the Board of Directors also approved a repurchase program of up to $35.0 million of Kroll common stock, none of which has been purchased.

19.	Stock Plans

Stock Option Plans

      During 1996, Kroll adopted a stock option plan (the “1996 Option Plan”) for employees, non-employee directors and advisors. Kroll may grant options for up to 1,757,000 shares under the 1996 Option Plan. In June 2002, the 1996 Option Plan was amended to increase by 1,243,000 the number of options that could be granted to a total of 3,000,000. Options for 877,647, 850,000 and 155,000 shares were granted during the years ended December 31, 2003, 2002 and 2001, respectively. The options generally vest over the three years following the date of grant. Certain options granted in 2003, however, will vest as discussed below under “Inducement Awards.” Options granted under the 1996 Option Plan are granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. In 2003, 380,443 options were exercised and 27,983 options were cancelled under this plan.

      During 2000, Kroll adopted a stock option plan (the “2000 Option Plan”) for non-officer employees. The 2000 Option Plan provided that Kroll may grant options for up to 750,000 shares. In May 2001, the 2000 Option Plan was amended to increase by 2,250,000 the number of options that could be granted to a total of 3,000,000. The 2000 Option Plan was further amended in June 2002 to increase by an additional 750,000 the number of options that could be granted to a total of 3,750,000. The 2000 Option Plan was subsequently amended in August 2003 to increase by an additional 337,500 the number of options that could be granted to a total of 4,087,500. Options for 450,700, 1,447,150 and 2,027,000 shares were granted during the years ended December 31, 2003, 2002 and 2001, respectively. Options under the 2000 Option Plan are granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest according to a formula determined by the Board of Directors on the date of the grant, but generally over three years. Certain options granted in 2003, however, will vest as discussed below under “Inducement Awards.” In 2003, 467,967 options were exercised and 35,347 options were cancelled under the 2000 Option Plan.

      During 2001, Kroll adopted a stock option plan (the “2001 Option Plan”) for non-employee directors. Kroll may grant options for up to 200,000 shares under the 2001 Option Plan. Options for 10,000 shares were granted to each of the four non-employee directors following Kroll’s annual meeting of stockholders on

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 16, 2001. An additional 40,000 options were granted following Kroll’s 2002 annual meeting of stockholders on June 13, 2002 and 50,000 additional options were granted to non-employee directors following Kroll’s 2003 annual meeting of stockholders on June 3, 2003. Options under the 2001 Option Plan are granted at fair market value at the date of grant and are exercisable over periods not exceeding ten years. The options vest ratably over the three years following the date of grant. In 2003, no options were exercised and 10,000 options were cancelled under the 2001 Option Plan.

      At December 31, 2003, there were approximately 278,684, 9,229 and 80,000 authorized shares remaining for grant in the 1996 Option Plan, the 2000 Option Plan and the 2001 Option Plan, respectively.

     Inducement Awards

      During 2003, Kroll granted options to certain persons as an inducement to those persons to accept employment with Kroll. These options were granted outside of any of Kroll’s option plans described above, pursuant to a NASDAQ-approved exception to the recently adopted NASDAQ rule requiring stockholder approval of option plans and/or grants. Kroll granted 29,600 inducement award options to five people which vest as follows: (a) 50% of these options will vest over time (the “Time Award”), with one third of the Time Award vesting on the first anniversary of the date of grant (“Grant Date”), one sixth of the Time Award vesting eighteen months after the Grant Date, one sixth of the Time Award vesting twenty-four months after the Grant Date, one sixth of the Time Award vesting thirty months after the Grant Date and one sixth of the Time Award vesting thirty-six months after the Grant Date; and (b) 50% of these options will vest, after the first anniversary of the Grant Date, according to performance (the “Performance Award”), with one third of the Performance Award vesting upon Kroll’s achieving a stock price equal to or greater than 115% of the exercise price for twenty consecutive trading days, one third of the Performance Award vesting upon Kroll’s achieving a stock price equal to or greater than 115% of the first performance vesting price for twenty consecutive trading days and one third of the Performance Award vesting upon Kroll’s achieving a stock price equal to or greater than 115% of the second performance vesting price for twenty consecutive trading days. Notwithstanding this vesting schedule for the Performance Award, the unvested portion of the Performance Award will vest in full on the fifth anniversary of the Grant Date. Kroll also granted 400,000 inducement award options to 12 people in connection with the acquisition of Factual Data, which vest as follows: 25% on the first anniversary of grant, 25% on the second anniversary of grant and 50% on the third anniversary of grant. The inducement awards were granted with an exercise price equal to the per share fair market value of Kroll common stock on the date of grant.

      A summary of the status of Kroll’s stock option plans (including the inducement awards) and the changes during the years then ended is presented in the table below:

	As of and for the Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	5,377,455	$14.83	3,325,256	$10.04	2,398,298	$13.19
Acquired through acquisition	445,904	10.54	1,037,490	11.35	—	—
Granted	1,807,947	24.17	2,337,150	20.31	2,222,000	7.39
Exercised	(848,410)	9.85	(1,016,871)	8.34	(384,204)	6.72
Forfeited/ Expired/ Cancelled	(73,330)	11.74	(305,570)	14.39	(910,838)	13.28

Outstanding, end of year	6,709,566	$17.72	5,377,455	$14.83	3,325,256	$10.04

Exercisable, end of year	2,465,727	$15.28	1,738,779	$13.09	993,986	$14.50

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of Kroll’s stock options outstanding and exercisable at December 31, 2003 is presented in the table below:

	Per Share Price Ranges

	$2.40 to	$10.34 to	$20.22 to
	$10.25	$19.55	$26.94	Total

Outstanding:
Number of stock options	1,554,427	1,797,459	3,357,680	6,709,566

Weighted average exercise price	$7.22	$15.95	$23.56	$17.72

Weighted average remaining contractual life of options outstanding (in years)	7.0	8.0	8.7	8.1

Exercisable:
Number of stock options	865,758	634,898	965,071	2,465,727

Weighted average exercise price	$7.18	$14.51	$23.04	$15.28

      The weighted average grant-date fair value of options granted by Kroll during 2003, 2002 and 2001 were $11.87, $10.73 and $4.69, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	Years Ended December 31,

	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	55.3%	59.0%	74.0%
Risk-free interest rate	3.3%	3.0%	4.38%
Expected lives	5.0 years	5.0 years	5.0 years

      See Note 3 for the effect on net income (loss) and net income (loss) per share had Kroll elected to recognize and measure compensation expense for its stock option grants to employees based on the fair value method pursuant to SFAS No. 123, as amended by SFAS No. 148.

     Restricted Stock Plan

      Effective August 12, 1998, Kroll adopted a stock incentive plan for employees. On June 3, 2003, this stock incentive plan was amended and restated (as so amended and restated, the “Stock Incentive Plan”) to modify restrictions on the number of shares of common stock that may by awarded to executive officers, provide that non-employee directors be eligible to receive awards, allow no more than 50,000 shares to be awarded annually to any eligible person, provide that shares of common stock be granted without requiring payment from participants, and include some minor changes from the original plan. Kroll may grant up to 500,000 shares under the Stock Incentive Plan.

      During 1999, 47,500 restricted shares were granted under the Stock Incentive Plan at a value of $1,571,661. The 1999 restricted stock grants generally vested ratably over three years. There were no shares granted under the Stock Incentive Plan during 2000 and 2001. In March 2002, 2,500 shares valued at $44,000 were granted to an officer pursuant to terms of an employment agreement with Kroll, with such shares vesting over a one year period; 50% vested immediately and 50% vested ratably over one year from date of grant. On June 2, 2003, Kroll issued 40,854 shares of restricted stock to executive officers and employees, valued at approximately $0.9 million. Such shares will be amortized over the applicable vesting period of one and one-

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

half years as additional expense. On December 9, 2003, Kroll issued 17,000 shares of restricted stock to certain executive officers and employees, valued at approximately $0.4 million. Such shares will be amortized over the applicable vesting period of three years as additional compensation expense.

      At December 31, 2003, there were approximately 307,000 authorized shares remaining for grant in the Stock Incentive Plan.

      On January 1, 2003, 25,000 shares of restricted stock, valued at $0.5 million, were granted to the chief executive officer pursuant to terms of his employment agreement with Kroll, with such shares vesting over a three-year period.

      Compensation expense related to restricted stock issued amounted to $863,000 and $337,000 for the years ended December 31, 2003 and 2001, respectively.

     Employee Stock Purchase Plan

      On March 19, 2002, the Board approved the establishment of the Kroll Inc. Employee Stock Purchase Plan (“ESPP”), which was approved by Kroll stockholders on June 13, 2002. The ESPP allows participants to purchase shares of Kroll Inc. common stock at a 15% discount from the lesser of the stock’s fair market value as of either the first or the last day of the plan’s six-month offering period. The Board further authorized that 1,000,000 shares of Kroll’s common stock be reserved for issuance pursuant to the ESPP. Employees contributed approximately $1.0 million to the first offering period, which began on July 1, 2002 and ended on December 31, 2002. During 2003, employees contributed approximately $3.2 million. At December 31, 2003, 777,307 shares were available for future issuance.

Common Stock Warrants

      Warrants originally granted by Laboratory Specialists of America, Inc. (“LSI”) were converted to the equivalent warrants to purchase Kroll stock when Kroll acquired LSI. These warrants were issued in June 1998 to certain consultants and underwriters in connection with the completion of a private offering of common stock and were recognized as compensation paid for services rendered and treated as a reduction in the recognized net proceeds from the offering. As of December 31, 2002, warrants representing the right to purchase 8,719 shares of Kroll common stock at $25.69 per share were outstanding. These warrants expired during 2003.

      Warrants originally granted by Background America, Inc. (“BAI”) were converted to the equivalent warrants to purchase Kroll stock when Kroll acquired BAI. These warrants were issued in June and July of 1996 and January of 1998 to certain consultants and other non-employees with exercise prices equal to or greater than the then fair value of BAI’s common stock on those dates. As of December 31, 2002, warrants representing the right to purchase 807 shares of Kroll common stock at $19.52 per share were outstanding. These warrants expired during 2003.

20.	Defined Contribution Plans and Other Arrangements

      As of December 31, 2003, Kroll had the following employee benefit plans in place:

Defined Contribution Plans

      Kroll and its subsidiaries have established various non-contributory profit sharing/401(k) plans covering substantially all of Kroll’s employees. Contributions to the plans are discretionary and are determined annually by Kroll’s Board of Directors. Certain plans also offer a matching contribution whereby Kroll will contribute a percentage of the amount a participant contributes, limited to certain maximum amounts. Plan contribution

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense charged against current operations for all such plans amounted to approximately $1,408,000, $1,085,000 and $1,150,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Profit and Revenue Sharing Plans

      Kroll and its subsidiaries have established various profit and revenue sharing plans covering substantially all of Kroll’s employees. The plans were established to provide employees an annual cash incentive bonus based on various operating and non-operating criteria. Kroll may amend, modify or terminate these plans at any time. Kroll expensed approximately $39,425,000, $8,971,000 and $3,835,000 associated with the profit and revenue sharing plans during the years ended December 31, 2003, 2002 and 2001, respectively.

21.	Fair Value of Financial Instruments

      At December 31, 2003, the fair value of long-term debt exceeds the carrying amount of such debt. This is primarily due to the intrinsic value of the conversion feature of the 6% Convertible Notes of $42.2 million. Cash equivalents, other current assets and current liabilities are reflected in the financial statements at cost, which approximates fair value due to the short-term nature of these items.

      At December 31, 2002, the fair value of long-term debt approximated its historical carrying amount.

22.	Customer and Segment Data

      During 2003, Kroll’s reportable operating segments consisted of the following five business segments: Corporate Advisory and Restructuring Services, Consulting Services, Technology Services, Background Screening Services and Security Services. Kroll’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management. Effective January 1, 2004, the Security Services segment was integrated into the Consulting Services segment (see Note 26).

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

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about Kroll’s business segments for the years ended December 31, 2003, 2002 and 2001 on a selling subsidiary basis (in thousands):

	Corporate
	Advisory and			Background
	Restructuring	Consulting	Technology	Screening	Security
	Services	Services	Services	Services	Services	Other	Consolidated

2003
Net sales to unaffiliated customers	$160,110	$130,906	$83,273	$78,022	$33,165	$—	$485,476

Gross profit	$92,610	$58,727	$61,280	$37,714	$10,224	$—	$260,555

Operating income (loss)	$62,225	$23,029	$19,498	$13,376	$83	$(38,233)	$79,978

Identifiable assets at year-end	$63,174	$53,734	$24,835	$41,274	$8,919	$—	$191,936

Goodwill	$174,697	$17,241	$104,694	$74,482	$5,874	$—	376,988

Corporate assets							110,516
Assets of discontinued operations							169

Total assets at year-end							$679,609

2002
Net sales to unaffiliated customers	$71,386	$106,564	$36,438	$44,364	$25,496	$—	$284,248

Gross profit	$40,629	$43,583	$25,201	$20,927	$8,850	$—	$139,190

Operating income (loss)	$23,128	$13,324	$5,479	$10,069	$3,047	$(23,217)	$31,830

Identifiable assets at year-end	$41,618	$44,381	$32,597	$22,243	$13,941	$—	$154,780

Goodwill	$171,811	$17,134	$93,953	$3,077	$6,120	$—	292,095

Corporate assets							73,144
Assets of discontinued operations							9,399

Total assets at year-end							$529,418

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Corporate
	Advisory and			Background
	Restructuring	Consulting	Technology	Screening	Security
	Services	Services	Services	Services	Services	Other	Consolidated

2001
Net sales to unaffiliated customers	$30,751	$106,126	$4,380	$35,672	$24,129	$—	$201,058

Gross profit	$16,045	$35,239	$2,628	$16,809	$9,610	$—	$80,331

Operating income (loss)	$5,684	$2,975	$1,084	$4,730	$3,494	$(21,860)	$(3,893)

Identifiable assets at year-end	$15,671	$52,756	$1,195	$15,969	$11,808	$—	$97,399

Goodwill	$18,665	$17,130	$—	$3,000	$4,155	$—	42,950

Corporate assets							9,182
Assets of discontinued operations							13,168

Total assets at year-end							$162,699

      Total net sales by segment include sales to unaffiliated customers Inter-segment sales are nominal. Operating income (loss) is gross profit less operating expenses. Operating income (loss) does not include the following items: interest expense, interest income, other income (expense) and income taxes. The “Other” column includes the costs of Kroll’s corporate headquarters and other centralized administrative costs. Identifiable assets by segment are those assets that are used in Kroll’s operations in each segment. Corporate assets are principally cash, computer software and certain prepaid expenses.

      Depreciation expense and capital expenditures for each of Kroll’s business segments for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Corporate
	Advisory and			Background
	Restructuring	Consulting	Technology	Screening	Security
	Services	Services	Services	Services	Services	Other	Consolidated

2003
Depreciation expense	$1,766	$1,440	$4,200	$1,381	$456	$1,555	$10,798

Capital expenditures	$1,391	$1,511	$7,327	$2,394	$271	$1,240	$14,134

2002
Depreciation expense	$878	$2,059	$1,878	$806	$290	$1,407	$7,318

Capital expenditures	$3,506	$377	$2,312	$(653)	$509	$4	$6,055

2001
Depreciation expense	$621	$2,798	$179	$783	$553	$741	$5,675

Capital expenditures	$823	$767	$329	$857	$624	$—	$3,400

      Kroll has foreign operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, South Africa, Spain, Switzerland and the United Kingdom. In addition, Kroll sells its products and services in other foreign countries and continues to

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase its level of international activity. Accordingly, Kroll is subject to various risks including, among others, foreign currency restrictions, exchange rate fluctuations, government instability and complexities of local laws and regulations.

      Kroll accounts for transfers between geographic areas at cost plus a proportionate share of operating profit, which is eliminated in consolidation.

      The following summarizes information about Kroll’s business activities worldwide for the years ended December 31, 2003, 2002 and 2001 on a selling subsidiary basis (in thousands):

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

2003
Net sales to unaffiliated customers	$331,520	$117,612	$10,916	$25,428	$—	$485,476
Intercompany	15,928	151	119	1,086	(17,284)	—

Total net sales	$347,448	$117,763	$11,035	$26,514	$(17,284)	$485,476

Operating income (loss)	$60,764	$16,663	$(1,120)	$3,671	$—	$79,978

Identifiable assets at year-end	$130,419	$44,419	$5,267	$11,831	$—	$191,936

Goodwill	$327,029	$29,037	$4,732	$16,190	$—	376,988

Corporate assets						110,516
Assets of discontinued operations						169

Total assets at year-end						$679,609

2002
Net sales to unaffiliated customers	$181,883	$70,608	$9,663	$22,094	$—	$284,248
Intercompany	5,376	777	274	2,761	(9,188)	—

Total net sales	$187,259	$71,385	$9,937	$24,855	$(9,188)	$284,248

Operating income (loss)	$17,200	$11,622	$(1,179)	$4,187	$—	$31,830

Identifiable assets at year-end	$109,206	$34,244	$2,624	$8,706	$—	$154,780

Goodwill	$252,502	$18,664	$4,710	$16,219	$—	292,095

Corporate assets						73,144
Assets of discontinued operations						9,399

Total assets at year-end						$529,418

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

2001
Net sales to unaffiliated customers	$116,692	$47,814	$12,232	$24,320	$—	$201,058
Intercompany	3,140	758	313	2,299	(6,510)	—

Total net sales	$119,832	$48,572	$12,545	$26,619	$(6,510)	$201,058

Operating income (loss)	$(12,164)	$8,128	$(3,294)	$3,437	$—	$(3,893)

Identifiable assets at year-end	$62,495	$21,670	$3,426	$9,808	$—	$97,399

Goodwill	$3,437	$18,665	$4,711	$16,137	$—	42,950

Corporate assets						9,182
Assets of discontinued operations						13,168

Total assets at year-end						$162,699

      Kroll had no major customer that accounted for a significant percentage of sales from continuing operations during the years ended December 31, 2003, 2002 and 2001.

23.	Supplemental Cash Flows Disclosures

      The following is a summary of cash paid related to certain items (in thousands):

	Years Ended December 31,

	2003	2002	2001

Supplemental Disclosure of Cash Flow Activities:
Cash paid for interest	$2,034	$2,441	$5,562

Cash paid for taxes	$13,077	$4,040	$131

Total purchase price of acquired businesses	$162,601	$318,377	$—
Less:
Fair value of stock issued and options assumed in connection with acquisition of businesses	45,097	205,298	—
Cash acquired in connection with acquisition of businesses	8,410	35,327	—

Cash used in acquisitions, net of cash acquired	$109,094	$77,752	$—

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Supplemental Disclosure of Non-Cash Activities:
Deferred compensation related to restricted stock	$1,842	$44	$—

Accrued contingent consideration incurred in connection with acquisition of businesses	$—	$491	$299

Notes issued in connection with acquisition of businesses	$—	$1,040	$—

Amount of note receivable forgiven in connection with the sale of DRI	$—	$101	$190

Receipts of notes receivable from the sale of businesses including VDCG, SPSG and DRI (Notes 6 and 7)	$—	$—	$2,543

Write-down of discounted notes receivable from the sale of VDCG (Note 6)	$—	$—	$(1,831)

      For the year ended December 31, 2003, cash paid for taxes includes tax savings of approximately $4.0 million. These tax savings result from the amortization of goodwill, for tax purposes, in connection with Kroll’s acquisition of Zolfo Cooper in 2002 (see Note 5).

24.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2003
Net sales	$103,488	$111,442	$125,960	$144,586

Gross profit	$55,917	$64,074	$65,813	$74,751

Income from continuing operations	$11,328	$12,932	$9,012	$12,930
Income (loss) from discontinued InPhoto	(52)	(7,965)	(310)	17

Net income	$11,276	$4,967	$8,702	$12,947

Basic Per Share Data:
Income from continuing operations	$0.28	$0.32	$0.22	$0.31

Income (loss) from discontinued operations	$—	$(0.20)	$(0.01)	$—

Net income	$0.28	$0.12	$0.21	$0.31

Diluted Per Share Data:
Income from continuing operations	$0.28	$0.31	$0.21	$0.30

Income (loss) from discontinued operations	$—	$(0.19)	$(0.01)	$—

Net income	$0.28	$0.12	$0.20	$0.30

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2002
Net sales	$54,778	$58,432	$78,489	$92,549

Gross profit	$24,381	$26,939	$40,540	$47,330

Income from continuing operations	$2,329	$3,521	$5,414	$5,227
Income (loss) from discontinued InPhoto	(12)	14	(37)	(156)
Income from discontinued SPSG	—	70	—	11

Net income	$2,317	$3,605	$5,377	$5,082

Basic Per Share Data:
Income from continuing operations	$0.10	$0.15	$0.17	$0.13

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income	$0.10	$0.15	$0.17	$0.13

Diluted Per Share Data:
Income from continuing operations	$0.10	$0.14	$0.17	$0.13

Income (loss) from discontinued operations	$—	$—	$—	$—

Net income	$0.10	$0.14	$0.17	$0.13

      As discussed in Note 5, Kroll completed its evaluation of the fair value assigned to Zolfo Cooper’s identifiable net assets recorded at acquisition during the third quarter of 2003. Such evaluation resulted in an increase to other intangible assets of $13.4 million, a decrease to goodwill of $13.4 million and an adjustment of $1.2 million to amortization expense, which was reflected during the third quarter of 2003.

      As discussed in Note 8, Kroll recorded restructuring charges of $5.4 million and $0.4 million during the third and fourth quarters of 2003, respectively.

25.	Database Restatement

      Kroll has had a long established practice of capitalizing the cost of certain databases. This practice was reported and maintained annually, fully disclosed in the periods presented and consistently applied for the last fifteen years. In connection with the preparation of Kroll’s consolidated financial statements for the year ended December 31, 2003, management determined, after consultation with its auditors, that in accordance with generally accepted accounting principles, costs incurred in connection with the creation of certain databases should be expensed in the year such costs are incurred and should not be capitalized. As a result, Kroll has restated its consolidated balance sheet as of December 31, 2002 and the related consolidated statements of cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2002 to reflect adjustments to its database, deferred income tax and stockholders’ equity accounts. These restatement adjustments were not applied to the consolidated statements of operations for 2002 and 2001 due to the immaterial amounts involved. As a result, there has been no change to previously reported net income and net loss in 2002 and 2001, respectively. Accumulated deficit and stockholders’ equity have been adjusted by $6.9 million as of January 1, 2001.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the significant effects of the restatement is as follow (in thousands):

	December 31, 2002

	As Previously
	Reported	As Restated

Account:
Databases	$10,715	$510
Total assets	$539,622	$529,418
Deferred income taxes	$5,358	$2,051
Accumulated deficit	$(51,590)	$(58,487)
Total stockholders’ equity	$456,907	$450,010

      Databases, as restated, are included in “Other assets” in the Consolidated Balance Sheet as of December 31, 2002.

26.	Subsequent Events

1.75% Convertible Subordinated Notes

      On January 2, 2004, Kroll issued $175.0 million aggregate principal amount of Convertible Subordinated Notes due January 2014. The notes bear interest at a rate of 1.75% per annum. Kroll will pay interest on the notes on January 15 and July 15 of each year, beginning on July 15, 2004. The interest rate is subject to upward adjustment during certain periods and under certain circumstances.

      The notes may be converted into shares of Kroll common stock initially at a conversion rate of 28.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $35.06 per share (subject to adjustment in certain events), under the following circumstances: (1) during specified periods, if the closing sale price of Kroll’s common stock reaches, or the trading price of the notes falls below, specified levels, (2) Kroll calls the notes for redemption, (3) during any period in which the credit ratings assigned to the notes by Moody’s and S&P are below specified levels or are suspended or withdrawn by both rating agencies, or (4) specified corporate transactions occur.

      The notes are subordinated, unsecured obligations and rank equal in right of payment with all of Kroll’s other unsecured and subordinated indebtedness. The notes are subordinated in right of payment to all of Kroll’s existing and future senior indebtedness. The notes are not guaranteed by any of Kroll’s subsidiaries and, accordingly, the notes are structurally subordinated to any existing and future indebtedness and other liabilities of Kroll’s subsidiaries. The indenture governing the notes does not limit Kroll’s right or the right of Kroll’s subsidiaries to incur indebtedness in the future.

      The notes will mature on January 15, 2014. On or after January 15, 2009, Kroll may redeem all or a portion of these convertible notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of redemption. On January 15, 2009 and 2011, or upon a change in control (as defined in the indenture governing the notes), the note holders may require Kroll to repurchase all or a portion of the notes at 100% of the principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase. Kroll will pay cash for any notes so repurchased on January 15, 2009 but, at Kroll’s option, may pay cash, shares of Kroll common stock (valued at 95% of its market price) or a combination of cash and shares of Kroll common stock for repurchases made on January 15, 2011 or upon a change of control.

      Kroll will be required to mark to market an embedded interest rate derivative instrument contained within the convertible notes. Any increase or decrease in the derivative instrument will be recorded as an adjustment to interest expense in Kroll’s Consolidated Statement of Operations.

KROLL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Kroll has agreed to file a shelf registration statement covering resales of the notes and the shares of common stock into which the notes are convertible. If this registration statement is not filed by April 1, 2004 or if the registration statement is not declared effective by June 29, 2004, liquidated damages will accrue as additional interest on the notes until the registration statement is filed or declared effective, as the case may be. The liquidated damages will accrue at rates of 0.25% of the principal amount per annum up to and including the 90th day after the failure to file or have the registration statement declared effective and 0.5% of the principal amount per annum from and after the 91st day after the failure to file or have the registration statement declared effective. Liquidated damages on the notes may also accrue if the registration statement ceases to be effective or Kroll prevents or restricts sales under an effective registration statement for certain periods of time.

Treasury Stock

      During 2004, Kroll repurchased 2,527,477 shares of its common stock. Of this amount, approximately 2.0 million shares were repurchased on January 2, 2004, concurrently with the completion of the offering of the 1.75% Convertible Subordinated Notes. As of February 9, 2004, Kroll had repurchased an aggregate of approximately 2.78 million shares of its common stock for an aggregate purchase price of approximately $70.8 million pursuant to its repurchase plan (see Note 18).

Change in Segment Reporting Structure

      Effective January 1, 2004, the Security Services segment was integrated into the Consulting Services segment as a result of a change in the management structure of these businesses.

The Credit Network Trust

      On March 2, 2004, Kroll acquired The Credit Network Trust, a mortgage credit reporting company, for a purchase price of $19.0 million in cash. In addition, $1.5 million is to be paid in annual installments of $500,000 over the next three years subject to the retention of certain customer accounts. The results of operations of The Credit Network will be included within the Background Screening Services Group subsequent to the date of acquisition.

LIST OF EXHIBITS

Exhibit
Number	Description

2.1	Purchase Agreement, by and between the Registrant, the members of Zolfo Cooper, LLC and the stockholders of Zolfo Cooper Holdings, Inc. (previously filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2002 (the “8-K”)).
3.1	Amended and Restated Certificate of Incorporation of Kroll Inc. (previously filed as Exhibit 3.4 to Kroll Inc.’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1 (Reg. No. 222-75972), as filed with the SEC on May 3, 2002 (the “Post-Effective Amendment”).
3.2	Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.4 to the Post-Effective Amendment).
4.1	Securities Purchase Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and Kroll Inc. (previously filed as Exhibit 4.1 to Kroll Inc.’s Current Report on Form 8-K as filed with the SEC on November 20, 2001 (the “November 8-K”)).
4.2	Registration Rights Agreement, dated as of November 14, 2001, by and among Palisade Concentrated Equity Partnership, L.P., Pegasus Partners II, L.P. and Kroll Inc. (previously filed as Exhibit 4.2 to the November 8-K).
4.3	Form of Senior Secured Subordinated Convertible Note (previously filed as Exhibit 4.3 to the November 8-K).
4.4	Termination, Amendment and Consent Agreement by and between Kroll Inc. and Palisade Concentrated Equity Partnership, L.P. (previously filed as Exhibit 10.3 to Kroll Inc.’s Current Report on Form 8-K as filed with the SEC on September 5, 2002 (the “September 8-K)).
4.5	Registration Rights Agreement, dated as of November 14, 2001, by and among the members of Zolfo Cooper, LLC, the stockholders of Zolfo cooper Holdings, Inc. and Kroll Inc. (previously filed as Exhibit 4.1 to the September 8-K).
10.1	Amended and Restated Lease of Office Space in New York, New York between Progress Partners and Kroll Associates, Inc. (previously filed as Exhibit 10.41 to Kroll Inc.’s Registration Statement on Form S-4 (Reg. No. 333-35845), as filed with the SEC on September 17, 1997).
10.2	Lease Agreement by and between Signature Center, G.P. and Kroll Background America, Inc. (previously filed as Exhibit 10.10 to the S-1).
10.3	Lease Agreement between Eight Penn Center Partners, L.P., Gerald Wolkoff and Klondike Realty Corp. as nominee for Gerald Wolkoff and Lindquist Avey Macdonald Baskerville Inc., as amended (previously filed as Exhibit 10.11 to the S-1).
10.4	Lease Agreement by and between Omers Realty Corporation, Kroll Lindquist Avey Co. and Kroll Inc., as amended (previously filed as Exhibit 10.12 to the S-1).
10.5	Lease Agreement by and between Liberty Property Limited Partnership and Ontrack Data International, Inc. and First Amendment to Lease Agreement (previously filed as an Exhibit to Kroll Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).
10.6	Lease Agreement by and between Liberty Property Limited Partnership and Ontrack Data International, as amended (previously filed as an Exhibit to the 2002 10-K).
10.7	Employment Agreement, dated March 13, 2003, between Kroll Inc. and Jules B. Kroll (previously filed as an Exhibit to the 2002 10-K).*
10.8	Employment Agreement between Kroll Associates, Inc., The Kroll-O’Gara Company and Michael G. Cherkasky, dated May 17, 1999 (previously filed as an Exhibit to Kroll Inc.’s Quarterly Report on Form 10.Q for the quarter ended June 30, 1999).*
10.9	Amendment No. 1 to Michael G. Cherkasky’s Employment Agreement, dated June 13, 2002, between Kroll Associates, Inc., The Kroll O’Gara Company and Michael G. Cherkasky (previously filed as an Exhibit to the 2002 10-K).*
10.10	Amended Employment Agreement between Kroll Inc. and Michael D. Shmerling Amended Employment (previously filed as Exhibit 10.7 to the S-1).*

G-1

Exhibit
Number	Description

10.11	Employment Agreement between Kroll Inc. and Michael Petrullo (previously filed as Exhibit 10.8 to the S-1).*
10.12	Amended Employment Agreement between Kroll Inc. and Sabrina Perel (previously filed as Exhibit 10.9 to the S-1).*
10.13	Employment Agreement dated April 30, 2002 between Kroll Inc. and Steven L. Ford (previously filed as an Exhibit to the 2002 10-K).*
10.14	Employment Agreement dated January 1, 2002 between Kroll Inc. and James R. Bucknam (previously filed as an Exhibit to the 2002 10-K).*
10.15	Employment Agreement dated June 1, 1998 between Lindquist Avey Macdonald Baskerville Inc. and Michael Beber (previously filed as an Exhibit to the 2002 10-K).*
10.16	Loan Agreement dated as of March 6, 2003, by and between Kroll Inc. and Fleet National Bank, as Lender (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 7 (the “March 2003 8-K”)).
10.17	Pledge Agreement dated as of March 6, 2003, by and among Kroll Inc. each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.2 to the March 2003 8-K).
10.18	Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.3 to the March 2003 8-K).
10.19	Trademark Security Agreement dated as of March 6, 2003 by and among Kroll Inc., each of its subsidiaries that is a signatory thereto and Fleet National Bank (previously filed as Exhibit 99.4 to the March 2003 8-K).
10.20	Revolving Credit Note dated as of March 6, 2003 by Kroll Inc. in favor of Fleet National Bank (previously filed as Exhibit 99.5 to the March 2003 8-K).
10.21	Guaranty dated as of March 6, 2003 by each of the subsidiaries that is a signatory thereto in favor of Fleet National Bank (previously filed as Exhibit 99.6 to the March 2003 8-K).
10.22	Office Lease between FDC Office I, LLC and Factual Data Corp. (as successor to Lenders Resource Incorporated), as amended.
10.23	Office Lease between FDC Office II, LLC and Factual Data Corp., as amended.
14.1	Kroll Inc. Specific Code for Financial and Certain Other Officers.
14.2	Kroll Inc. Code of Business Conduct and Ethics.
21.1	Subsidiaries of Kroll Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive compensation agreement.

G-2