Form 10-Q
period 2004-03-31
KROLL INC
filed 2004-05-07
CIK 1020476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

COMMISSION FILE NUMBER: 000-21629

KROLL INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-4131019 (I.R.S. Employer Identification Number)

900 Third Avenue New York, NY (Address of principal executive offices)	10022 (Zip code)

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

     The number of shares outstanding of the Registrant’s common stock was 40,052,403 shares as of April 30, 2004.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KROLL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,255	$22,835
Trade accounts receivable, net of allowance for doubtful accounts of $7,123 and $6,435 at March 31, 2004 and December 31, 2003, respectively	88,848	71,640
Unbilled revenues	44,049	38,322
Related party receivables	300	155
Deferred tax assets	2,102	2,087
Assets of discontinued operations (Note 6)	169	169
Prepaid expenses and other current assets	11,390	10,862

Total current assets	245,113	146,070

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land	194	194
Buildings	2,378	2,296
Leasehold improvements	17,821	16,092
Furniture and fixtures	10,580	9,723
Equipment	57,602	52,776

	88,575	81,081
Less: accumulated depreciation and amortization	(47,310)	(43,239)

	41,265	37,842

GOODWILL (Note 8)	381,152	376,988
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $16,548 and $13,466 at March 31, 2004 and December 31, 2003, respectively (Note 8)	109,375	95,488
OTHER ASSETS	28,814	23,221

Total Assets	$805,719	$679,609

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

KROLL INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving lines of credit (Note 9)	$10	$2,929
Current portion of long-term debt (Note 9)	4,278	4,328
Trade accounts payable	18,213	18,354
Related party payables	22	606
Accrued payroll and related benefits	23,224	29,683
Other accrued liabilities	17,146	13,868
Income taxes payable	19,761	13,245
Liabilities of discontinued operations (Note 6)	237	250
Deferred revenue	11,437	13,891

Total current liabilities	94,328	97,154
DEFERRED INCOME TAXES	7,718	7,718
CONVERTIBLE SENIOR SUBORDINATED NOTES, net of unamortized discount of $7,159 and $7,695 at March 31, 2004 and December 31, 2003, respectively (Note 9)	22,841	22,305
CONVERTIBLE SUBORDINATED NOTES (Note 9)	175,000	—
OTHER LONG-TERM DEBT, net of current portion (Note 9)	3,205	3,608
OTHER LONG-TERM LIABILITIES	2,017	1,981

Total liabilities	305,109	132,766

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 42,732,793 and 41,916,288 shares issued at March 31, 2004 and December 31, 2003, respectively	427	419
Common shares to be issued for acquisition	—	16,250
Additional paid-in-capital	577,029	557,668
Accumulated deficit	(5,890)	(20,595)
Accumulated other comprehensive income	672	565
Treasury stock, at cost, 2,777,777 and 250,300 shares at March 31, 2004 and December 31, 2003, respectively	(70,754)	(6,441)
Deferred compensation	(874)	(1,023)

Total stockholders’ equity	500,610	546,843

Total liabilities and stockholders’ equity	$805,719	$679,609

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

KROLL INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
NET SALES	$165,269	$103,488
COST OF SALES	87,090	48,808

Gross profit	78,179	54,680

OPERATING EXPENSES:
Selling and marketing	12,843	6,922
General and administrative	32,192	24,151
Research and development	3,228	3,161
Amortization of other intangible assets	3,173	1,195

Operating expenses	51,436	35,429

Operating income	26,743	19,251
OTHER INCOME (EXPENSE):
Interest expense	(2,205)	(1,057)
Interest income	279	227
Other	107	(2)

Income before provision for income taxes	24,924	18,419
Provision for income taxes	10,219	7,091

Income from continuing operations	14,705	11,328
Discontinued Operations (Note 6):
Loss from video surveillance subsidiary, net of taxes	—	(52)

Net income	14,705	11,276
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	107	(324)

Comprehensive income	$14,812	$10,952

BASIC PER SHARE DATA (Note 4):
Income from continuing operations	$0.37	$0.28

Net income	$0.37	$0.28

Weighted average shares outstanding	40,087	40,003

DILUTED PER SHARE DATA (Note 4):
Income from continuing operations	$0.35	$0.28

Net income	$0.35	$0.28

Weighted average shares outstanding	44,167	40,948

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

KROLL INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$14,705	$11,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,097	3,596
Bad debt expense	1,412	1,357
Non-cash interest expense	798	532
Non-cash compensation expense	149	84
Loss from discontinued operations, net of taxes (Note 6)	—	52
Change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade accounts receivable and unbilled revenues	(23,532)	(6,298)
Prepaid expenses and other current assets	(394)	(123)
Trade accounts payable	(253)	(1,003)
Amounts due to/from related parties	(730)	49
Accrued liabilities	(2,838)	2,102
Income taxes payable	6,448	6,172
Deferred revenue	(2,476)	(1,022)
Other long-term assets and liabilities	105	(133)

Net cash provided by operating activities	491	16,641

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,478)	(1,890)
Acquisitions, net of cash acquired (Note 5)	(20,477)	(5,681)
Investments	500	(1,451)

Net cash used in investing activities	(27,455)	(9,022)

FINANCING ACTIVITIES:
Net repayments under revolving lines of credit	(2,911)	(6,193)
Proceeds from issuance of long-term debt	175,000	—
Deferred financing fees	(5,549)	—
Payment of long-term debt	(1,333)	—
Proceeds from exercise of employee stock options	1,697	621
Purchase of treasury stock	(64,313)	—
Proceeds from Employee Stock Purchase Plan activity	937	563
Other	(1,163)	(296)

Net cash provided by (used in) financing activities	102,365	(5,305)

Effects of foreign currency exchange rates on cash and cash equivalents	32	103

Net cash used in discontinued operations	(13)	(116)

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,420	2,301
CASH AND CASH EQUIVALENTS, beginning of year	22,835	77,317

CASH AND CASH EQUIVALENTS, end of period	$98,255	$79,618

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

KROLL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations

     Kroll Inc., together with its subsidiaries (collectively, “Kroll”), is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Effective January 1, 2004, Kroll’s Security Services segment was integrated into its Consulting Services segment, reducing the number of business groups to four. These four business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services as follows: (1) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence, intellectual property and infringement investigations, security architecture and design, corporate security consulting, emergency management and environmental services and protective services, operations and training; (2) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (3) Background Screening Services, which provides employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions and (4) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

2.	Basis of Presentation

     The accompanying consolidated condensed unaudited financial statements include the historical consolidated financial statements of Kroll and the businesses it has acquired since their respective dates of acquisition. All material intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for using the equity method. Investments in less than 20% owned entities are accounted for under the cost method.

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from these estimates. The accompanying consolidated condensed unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

3.	Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” Kroll accounts for the cost of its employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under this method, compensation expense is recognized based on the difference, if any, between the fair market value of the stock option award on the date of grant and the option exercise price. SFAS No. 123 also established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 148 allows an entity to continue to measure compensation cost using the principles of APB Opinion No. 25 only if certain pro forma disclosures are made which are included below. With respect to restricted stock awards, the market value at date of grant of the shares of restricted stock issued is recorded as compensation expense over the period of restriction.

     Under APB Opinion No. 25, no stock-based employee compensation expense relating to Kroll’s stock option plans was reflected in net income as all options granted under its option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and net income per share if Kroll had applied the fair value recognition provisions of SFAS No. 123 to employee stock option awards (in thousands, except per share data).

	Three Months Ended
	March 31,
	2004	2003
Net Income:
As reported	$14,705	$11,276
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,720	1,761

Pro forma	$11,985	$9,515

Basic Net Income Per Share:
As reported	$0.37	$0.28

Pro forma	$0.30	$0.24

Diluted Net Income Per Share:
As reported	$0.35	$0.28

Pro forma	$0.29	$0.23

     Diluted net income per share amounts for the three months ended March 31, 2004 reflect the impact of adding back interest expense, net of tax, or $828,000, on Kroll’s $30 million 6% Senior Subordinated Convertible Notes due 2006 since such securities were dilutive for the period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	Three Months Ended
	March 31,
	2004	2003
Dividend yield	—	—
Expected volatility	52.3%	55.0%
Risk-free interest rate	3.04% to 3.36%	2.75% to 3.01%
Expected lives	5.0 years	5.0 years

4.	Earnings per Share

     Pursuant to the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents represent shares issuable upon the assumed exercise of stock options and warrants and the assumed vesting of restricted stock, shares issuable under contingent stock agreements and shares issuable upon potential conversion of convertible debt securities.

     Basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic:
Income from continuing operations	$0.37	$0.28
Loss from discontinued operations	—	—

Net income	$0.37	$0.28

Diluted:
Income from continuing operations	$0.35	$0.28
Loss from discontinued operations	—	—

Net income	$0.35	$0.28

     Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Basic	40,087	40,003
Add:
Stock options and non-vested restricted shares	1,302	945
Shares issuable upon potential conversion of 6% Convertible Notes	2,778	—

Diluted	44,167	40,948

     At March 31, 2004, there were 274,300 options outstanding to purchase an equivalent number of shares of common stock of Kroll at a range of $26.29 to $26.94 per option that were not included in the shares in the above table because the options’ exercise prices were greater than the average market price of the common shares. Also excluded from the above table for the three months ended March 31, 2004 is the potential conversion of Kroll’s $175 million 1.75% Convertible Subordinated Notes due 2014 into 4,991,087 shares of common stock, as the conditions for their conversion were not satisfied (see Note 9). In addition, diluted net income per share amounts for the three months ended March 31, 2004 reflect the impact of adding back interest expense, net of tax, or $828,000, on Kroll’s $30 million 6% Senior Subordinated Convertible Notes due 2006 since such securities were dilutive for the period.

     At March 31, 2003, there were 8,719 warrants and 1,675,441 options outstanding to purchase an equivalent number of shares of common stock of Kroll at $25.69 per warrant and a range of $19.21 to $26.94 per option that were not included in the shares in the above table because the warrants’ and options’ exercise prices were greater than the average market price of the common shares. The warrants expired during the second quarter of 2003. Also excluded from the above table for the three months ended March 31, 2003 is the potential conversion of Kroll’s $30.0 million 6% Senior Subordinated Convertible Notes due 2006 into 2,777,777 shares of Kroll common stock, as it was determined that such conversion would have an anti-dilutive effect on the earnings per share calculation.

5.	Acquisitions and Other Investments

     On February 5, 2004, Kroll acquired AIR Credit Reporting, Inc. (“AIR Credit”), a mortgage credit reporting company, for a purchase price of $1.3 million in cash. In addition, Kroll issued a note for $0.9 million, which accrues interest at 6% per year and is payable over three years. The results of operations of AIR Credit are included within the Background Screening Services Group subsequent to the date of acquisition.

     On March 2, 2004, Kroll acquired The Credit Network Trust, a mortgage credit reporting company, for a purchase price of $19.0 million in cash. In addition, $1.5 million is to be paid in annual installments of $500,000 over the next three years to the extent aggregate gross revenue is in excess of a predetermined amount. The results of operations of The Credit Network Trust are included within the Background Screening Services Group subsequent to the date of acquisition.

     In connection with the above acquisitions, the amount assigned to amortizable and non-amortizable intangible assets consisted of the following:

		Weighted Average
	Fair Value	Amortization Period
Amortizable:
Customer lists and customer relationships	$16,154	15 years
Non-compete agreements	650	3 years

Total	16,804	15 years

Non-amortizable:
Goodwill	$4,146

     The goodwill recorded by Kroll above is deductible for federal income tax purposes. In addition, any adjustments to the fair value of amortizable intangible assets or other identifiable net assets recorded would result in an adjustment to the amount of goodwill recorded.

     Pro forma financial data for the preceding acquisitions is not presented as such acquisitions were not material to Kroll’s consolidated results of operations or financial position.

     On March 27, 2003, Kroll invested $1.0 million in convertible notes of iJet Travel Intelligence Inc. (“iJet”) and received warrants to purchase shares of iJet preferred stock. The notes were convertible into preferred stock of iJet upon iJet raising additional equity financing. This $1.0 million investment was in addition to $1.5 million of Series B preferred stock of iJet that Kroll acquired in August 2002. At that time, Kroll also received warrants to purchase approximately 2.6 million shares of iJet common stock. In February 2004, Kroll converted $500,000 of the iJet convertible notes into shares of Series C preferred stock of iJet and received approximately $535,000, including accrued interest, in cash from iJet as repayment in full of the remaining convertible notes. iJet is an intelligence organization focused on delivering proactive travel risk management services and real-time alerts to travelers, expatriates, corporations, government and non-governmental organizations, learning institutions and the travel industry. This investment is accounted for under the cost basis method.

6.	Discontinued Operations

     On June 18, 2003, Kroll sold its video surveillance subsidiary, InPhoto Surveillance Inc. (“InPhoto”), which was part of Kroll’s Background Screening Services segment.

     Summarized statement of operations data for InPhoto consisted of (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net sales	$—	$1,286

Loss from Discontinued Operations:
Loss before benefit from income taxes	—	(84)
Benefit from income taxes	—	(32)

Loss from discontinued operations, net of taxes	$—	$(52)

     Summarized balance sheet data for InPhoto consisted of (in thousands):

	March 31,	December 31,
	2004	2003
Assets of Discontinued Operations:
Current assets	$169	$169

Total assets of discontinued operations	$169	$169

Liabilities of Discontinued Operations:
Current liabilities	$237	$250

Total liabilities of discontinued operations	$237	$250

7.	Restructuring Charge

     During 2003, Kroll recorded restructuring expenses of $6.2 million in connection with the closure of 10 non-hub offices worldwide and the elimination of 102 employees (the “2003 Plan”). The 2003 Plan was undertaken to reduce costs and improve operating efficiencies. Approximately $4.2 million of the 2003 Plan represents severance and related benefits. The remaining $2.0 million relates primarily to lease rental payments, net of sublease income, associated with the elimination of offices. The total cash portion of the 2003 Plan is $5.8 million, of which $4.2 million relates to employee severance costs, $1.2 million relates to lease rental payments and $0.4 million relates to other exit costs. The breakdown was $4.9 million, $0.8 million, $0.3 million and $0.2 million within Consulting Services, Corporate Advisory and Restructuring Services, Background Screening Services and Corporate, respectively.

     The initial recognition of the 2003 restructuring charge and the corresponding utilization from inception by category is as follows (in thousands):

	Initial			Balance at			Balance at
	Restructuring	Cash	Other	December 31,	Cash	Other	March 31,
	Charge	Payments	Reductions	2003	Payments	Adjustments	2004
Employee related	$4,167	$(2,415)	$—	$1,752	$(865)	$(17)	$870
Lease rentals	1,218	(546)	—	672	(114)	—	558
Write-off of leasehold improvements	205	—	(205)	—	—	—	—
Impairment of equipment	120	—	(120)	—	—	—	—
Other exit costs	443	(443)	—	—	(17)	17	—

	$6,153	$(3,404)	$(325)	$2,424	$(996)	$—	$1,428

     The 2003 Plan was substantially completed during the first quarter of 2004. Liabilities associated with these initiatives are classified as a component of other accrued liabilities.

     During 2001, Kroll recorded a $2.7 million restructuring charge (the “2001 Plan”) in connection with the closure of four offices and the elimination of 98 employees. The 2001 Plan was substantially completed by the end of 2001. During 2003, the accrued balance related to the 2001 Plan was reduced by $0.4 million as a result of a change in the original estimate of costs to be incurred. Total payments and write-offs from inception of the 2001 Plan through March 31, 2004 were $2.1 million. The remaining accrued balance of $0.2 million represents severance and lease termination costs.

8. Intangible Assets

     Intangible assets consisted of the following (in thousands):

	March 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$381,152		$376,988

Other Intangible Assets:
Amortizable
Customer lists and customer relationships	$66,321	$7,557	$51,139	$6,397
Internally developed software	15,650	3,569	15,650	2,934
Franchise and license agreements	7,800	820	7,800	484
Trademarks	9,932	731	9,901	566
Non-compete agreements and other	15,620	3,871	13,864	3,085

	115,323	$16,548	98,354	$13,466

Non-Amortizable
Evergreen contracts	10,600		10,600

Total other intangible assets	$125,923		$108,954

     Evergreen contracts were recorded as part of Kroll’s acquisition of Factual Data Corp. on August 21, 2003 and consist of contracts with Fannie Mae and Freddie Mac for which a useful life is indeterminate.

     Amortization of other intangible assets for the three months ended March 31, 2004 and 2003 was $3.1 million and $1.2 million, respectively. Approximately $54.0 million of amortization expense is anticipated to be recognized over the next five years as follows: $12.0 million in 2005, $11.4 million in 2006, $11.0 million in 2007, $10.6 million 2008 and $9.0 million in 2009.

     The following table summarizes the changes in the carrying amount of goodwill by segment (in thousands):

	Balance as of	Goodwill		Balance as of
	December 31, 2003	Acquired	Other	March 31, 2004
Consulting Services	$23,115	$—	$(24)	$23,091
Corporate Advisory and Restructuring Services	174,667	—	—	174,667
Background Screening Services	74,512	4,146	42	78,700
Technology Services	104,694	—	—	104,694

Consolidated	$376,988	$4,146	$18	$381,152

     During the three months ended March 31, 2004, goodwill increased by $4.1 million primarily due to the acquisitions of The Credit Network Trust ($3.7 million) and AIR Credit ($0.4 million). Other adjustments reflect currency fluctuations from Kroll’s foreign operations of approximately $18,000 included in “Accumulated other comprehensive income” on the Consolidated Condensed Balance Sheet.

9.	Debt

     Revolving Lines of Credit

     On March 6, 2003, Kroll executed an agreement with Fleet National Bank (“Fleet”) providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

     Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income, contains maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in agreements of this type. There have been no borrowings made under this facility. At March 31, 2004, Kroll was in compliance with all covenants and provisions of this facility.

     In addition, a UK subsidiary of Kroll maintains a demand note facility. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 4.0 million pounds sterling, or $7.1 million, as translated at December 31, 2003. During the three months ended March 31, 2004, maximum borrowings permitted under the demand note decreased to 2.5 million pounds sterling, or $4.9 million, as translated at March 31, 2004. There were no borrowings outstanding under this demand note at March 31, 2004, a decrease of $2.2 million from the amount outstanding at December 31, 2003 due to repayments made during the three months ended March 31, 2004. The interest rate at March 31, 2004 was 5.5%.

     Convertible Senior Subordinated Notes

     During 2001, Kroll obtained additional financing of $30.0 million in the form of 6% Senior Subordinated Convertible Notes due 2006, as amended (“6% Convertible Notes”). The notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

     In connection with the issuance of the 6% Convertible Notes, Kroll recorded a debt discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. The discount is being amortized as non-cash interest expense over the 5-year life of the notes in addition to the stated 6% interest. The amount of non-cash interest expense resulting from this discount amortization for the three months ended March 31, 2004 and 2003 was $0.5 million and $0.4 million, respectively. Kroll currently intends to redeem the 6% Convertible Notes in November 2004.

     Convertible Subordinated Notes

     On January 2, 2004, Kroll issued $175.0 million aggregate principal amount of 1.75% Convertible Subordinated Notes due January 2014 (“1.75% Convertible Notes”). Kroll will pay interest on the notes on

January 15 and July 15 of each year, beginning on July 15, 2004. The interest rate is subject to upward adjustment during certain periods and under certain circumstances.

     The notes may be converted into shares of Kroll common stock initially at a conversion rate of 28.5205 shares of common stock per $1,000 principal amount of notes, or 4,991,087 shares, which is equivalent to an initial conversion price of approximately $35.06 per share (subject to adjustment in certain events), under the following circumstances: (1) during specified periods, if the closing sale price of Kroll’s common stock reaches, or the trading price of the notes falls below, specified levels, (2) Kroll calls the notes for redemption, (3) during any period in which the credit ratings assigned to the notes by Moody’s and S&P are below specified levels or are suspended or withdrawn by both rating agencies or (4) specified corporate transactions occur.

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

     Kroll is required to mark to market an embedded interest rate derivative instrument contained within the convertible notes. Any increase or decrease in the fair value of the derivative instrument is recorded as an adjustment to interest expense in Kroll’s Consolidated Statement of Income. There was no value related to this derivative instrument at March 31, 2004.

     Kroll has filed a shelf registration statement covering resales of the notes and the shares of common stock into which the notes are convertible. If the registration statement is not declared effective by June 29, 2004, liquidated damages will accrue as additional interest on the notes until the registration statement is declared effective. The liquidated damages will accrue at rates of 0.25% of the principal amount per annum up to and including the 90th day after the failure to have the registration statement declared effective and 0.5% of the principal amount per annum from and after the 91st day after the failure to have the registration statement declared effective. Liquidated damages on the notes may also accrue if the registration statement ceases to be effective or Kroll prevents or restricts sales under an effective registration statement for certain periods of time.

     Other Long-term Debt

     Other long-term debt at March 31, 2004 consists of $7.5 million (including current portion) of Kroll Factual Data debt as follows: $3.0 million of notes issued in connection with acquisitions, $4.3 million of capitalized service license agreements for consumer credit reporting services and $0.2 million related to capitalized lease obligations for office furniture and fixtures and computer equipment and software.

     The $3.0 million of notes payable bears interest at different rates ranging from 5% to 12% per annum and matures at different times from May 2004 through November 2008.

     The capitalized service license agreements for consumer credit reporting services have an initial term of ten years and continue for successive one-year periods unless either party delivers a written notice of intent not to renew the agreement at least six months before the end of the initial ten-year term or any one-year renewal period. These agreements expire in April and November 2010 and January 2011 and are payable over a five-year term.

     The $0.2 million of capitalized lease obligations have interest rates ranging from 8.47% to 10.43% and expire June 2005.

10.	Commitments and Contingencies

     Legal Matters

     Kroll Lindquist Avey Co. (formerly Lindquist Avey Macdonald & Baskerville (“LAMB”)), a subsidiary of Kroll, and several of its principals have been named as third-party defendants in a lawsuit filed in the Ontario Superior Court of Justice by HSBC Securities (Canada) Inc., formerly Gordon Capital, an investment dealer (“HSBC”). HSBC filed the underlying suit against Gordon Capital’s former law firm, Davies, Ward & Beck, (“DW&B”) seeking damages in the amount of approximately $40,000,000 (Cdn.). HSBC alleges DW&B negligently advised Gordon Capital during 1991 through 1993 with respect to its rights concerning trading losses and irregularities by a client account manager and various insurance bonds relating to such losses and irregularities. HSBC further alleges various suits and declaratory judgment actions involving the insurers were filed in 1993 and that summary judgment granted in favor of the insurers in 1996 was affirmed on appeal to the Supreme Court of Canada on the basis that the limitation period under the bonds had expired without an action being commenced for recovery of Gordon Capital’s losses. Gordon Capital, DW&B and LAMB entered into various tolling agreements until the matters pending with the insurers were exhausted. In April 2000, HSBC filed suit against DW&B. In July 2001, DW&B filed a third-party claim against LAMB and certain principals for contribution and indemnity. An amended third-party claim was filed in September 2001. The third-party claim alleges DW&B retained LAMB in June 1991 to examine the trading irregularities and to advise Gordon Capital in respect of its dealings with its insurers and that LAMB acted negligently in carrying out these services. Third party claims have also been filed against some entities formerly known as Peat Marwick Thorne, Gordon Capital’s alleged former auditors, and AON Reed Stenhouse, Inc., Gordon Capital’s alleged former insurance broker. The parties attended mediation in December 2002 and October 2003. Representatives of LAMB attended but did not participate. LAMB is being defended by its former carrier, the Reliance Insurance Company. Reliance is in liquidation, and while paying all defense costs, has advised that any claim for damages or settlement greater than $25,000 (Cdn.) will be a claim in the liquidation, on which distributions will be made as the liquidation progresses. A hearing on the parties’ motions for summary judgment originally scheduled for January 2004 was postponed while DW&B seeks to examine a former employee of Gordon Capital with respect to the motions for summary judgment. A trial date has been scheduled for September 2006. Management of Kroll believes LAMB has meritorious defenses to the claims and intends to defend the claims vigorously.

     On June 27, 2003, a shareholder of Factual Data filed a lawsuit against Factual Data and its directors in the District Court for the County of Larimer, Colorado, styled Troxler v. Factual Data Corporation [sic], Jerald H. Donnan, Todd A. Neiberger, Robert J. Terry, J. Barton Goodwin, Daniel G. Helle, Abdul H. Rajput and James N. Donnan. On August 1, 2003, the plaintiff filed an amended complaint. In the amended complaint, the plaintiff alleges, among other things, that the individual defendants engaged in self-dealing in connection with the negotiation and approval of the merger agreement and the merger. The plaintiff also claims the individual defendants obtained benefits not shared by the plaintiff, and that they breached their fiduciary duties of care, loyalty, candor and independence owed under Colorado law to Factual Data’s public shareholders. The plaintiff seeks certification of the case as a class action. The plaintiff requests damages, certain equitable relief, attorneys’ fees and costs and an order rescinding the merger. On August 12, 2003, Factual Data moved to dismiss the plaintiff’s amended complaint. On September 15, 2003, the plaintiff filed a response to Factual Data’s motion to dismiss. On September 26, 2003, Factual Data filed an amended reply in support of its motion to dismiss the first amended complaint. On December 9, 2003, the court denied Factual Data’s motion to dismiss the amended complaint. The parties have not engaged in any discovery to date. Kroll and Factual Data believe that the allegations in the amended complaint are without merit and will defend the suit vigorously.

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

11.	Stockholders’ Equity

     During the three months ended March 31, 2004, Kroll repurchased 2,527,477 shares of its common stock pursuant to a repurchase plan approved by Kroll’s Board of Directors in December 2003. Of this amount, approximately 2.0 million shares were repurchased on January 2, 2004 concurrently with the completion of the offering of the 1.75% Convertible Subordinated Notes (see Note 9). As of March 31, 2004, Kroll had repurchased an aggregate of approximately 2.78 million shares of its common stock for approximately $70.8 million, resulting in the completion of its repurchase plan.

     On March 15, 2004, Kroll issued 625,000 additional shares of its common stock, valued at approximately $16.3 million, to the former owners of Zolfo Cooper LLC as a result of Kroll Zolfo Cooper’s operating profit for 2003 exceeding the targeted level for that year pursuant to the contingent consideration provisions of the acquisition agreement entered into during 2002, as amended. These shares appeared on the December 31, 2003 Consolidated Condensed Balance Sheet under the caption “Common shares to be issued for acquisition.”

12.	Supplemental Cash Flows Disclosures

     The following is a summary of cash paid related to certain items (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Supplemental Disclosure of Cash Flow Activities:
Cash paid for interest	$248	$74

Cash paid for taxes	$3,867	$1,490

Supplemental Disclosure of Non-Cash Activities:
Deferred compensation related to restricted stock	$—	$477

Issuance of additional common shares pertaining to the Zolfo Cooper acquisition	$16,250	$55,280

Exchange of iJet convertible notes into Series C preferred stock	$500	$—

Notes issued in connection with acquisition of business	$900	$—

     For the three months ended March 31, 2004, cash paid for taxes reflects tax savings of approximately $1.0 million. These tax savings result from the amortization of goodwill, for tax purposes, in connection with Kroll’s acquisition of Zolfo Cooper in 2002.

13.	Customer and Segment Data

     As previously discussed, Kroll’s Security Services segment was integrated into the Consulting Services segment effective January 1, 2004 and the segment data for the period ended March 31, 2003 has been restated to conform to current period presentation. Kroll’s reportable operating segments include the following four business segments: Consulting Services, Corporate Advisory and Restructuring Services, Background Screening Services and Technology Services. Kroll’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

     The Consulting Services segment includes revenues and expenses from business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, marketing intelligence, intellectual property and infringement investigations, security architecture and design, corporate security consulting, emergency management and environmental services and protective services, operations and training.

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

     The following summarizes information about Kroll’s business segments as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 (in thousands):

		Corporate
		Advisory and	Background
	Consulting	Restructuring	Screening	Technology
	Services	Services	Services	Services	Other	Consolidated
Three Months Ended March 31, 2004
Net sales to unaffiliated customers	$62,456	$38,111	$40,336	$24,366	$—	$165,269

Gross profit	$23,466	$19,786	$19,499	$15,428	$—	$78,179

Operating income (loss)	$11,028	$12,103	$8,471	$4,486	$(9,345)	$26,743

As of March 31, 2004
Goodwill	$23,091	$174,667	$78,700	$104,694	$—	$381,152

Identifiable assets at end of quarter	$69,844	$76,336	$70,896	$40,873	$—	257,949

Corporate assets						166,449
Assets of discontinued operations						169

Total assets at end of quarter						$805,719

Three Months Ended March 31, 2003
Net sales to unaffiliated customers	$35,987	$39,405	$11,185	$16,911	$—	$103,488

Gross profit	$13,847	$23,434	$5,277	$12,122	$—	$54,680

Operating income (loss)	$3,685	$17,489	$1,855	$2,531	$(6,309)	$19,251

     Total net sales by segment include sales to unaffiliated customers. Inter-segment sales are not material. Operating income is gross profit less operating expenses. Operating income does not include the following items: interest expense, interest income, other income (expense) and income taxes. The “Other” column includes the costs of Kroll’s corporate headquarters and other centralized administrative costs. Identifiable assets by segment are those assets that are used in Kroll’s operations in each segment. Corporate assets are principally cash, computer software and certain prepaid expenses.

14.	Subsequent Events

     Quality Credit Corporation

     On April 7, 2004, Kroll acquired Quality Credit Corporation, a mortgage credit reporting company, for a purchase price of $1.2 million in cash. In addition, Kroll issued a note for $1.0 million, which accrues interest at 6% per year and is payable over three years. The results of operations of Quality Credit Corporation will be included within the Background Screening Services Group subsequent to the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will” and similar expressions. These statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, intended or projected.

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, Kroll’s services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; currency exchange rate fluctuations; foreign currency restrictions; general economic conditions; political instability in foreign countries in which Kroll operates; Kroll’s ability to implement its internal growth strategy and to integrate and manage successfully any business Kroll acquires; and other factors that are set forth in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

     Kroll is a leading global provider of complementary risk consulting services. Kroll assists businesses, governments and individuals throughout the world in preventing, mitigating and responding to risk through an integrated suite of services. Effective January 1, 2004, Kroll’s Security Services segment was integrated into its Consulting Services segment, reducing the number of business groups to four. These business groups enable Kroll to provide its clients with comprehensive, single source, risk consulting services as follows: (1) Consulting Services, which provides business and financial investigations, forensic accounting, business valuation, litigation consulting, due diligence, litigation intelligence, asset tracing and analysis, monitoring and special inquiries, market intelligence, intellectual property and infringement investigations, security architecture and design, corporate security consulting, emergency management and environmental services and protective services, operations and training; (2) Corporate Advisory and Restructuring Services, which provides corporate restructuring, operational turnaround, strategic advisory services, financial crisis management and corporate finance services; (3) Background Screening Services, which provides employee and vendor background investigations, credit screening, substance abuse testing and identity fraud solutions and (4) Technology Services, which provides electronic discovery, data recovery and computer forensics services, along with related software solutions.

Overview

     Kroll continued to experience strong operating results in the first quarter of 2004. Net sales in the first quarter of 2004 were $165.3 million, an increase of 59.7% from the first quarter of 2003. Each of Kroll’s consulting services, background screening services and technology services segments had increases in net sales, primarily as a result of an improving US economy. An increase in mergers and acquisitions activity has led to increased demand for many of Kroll’s consulting services. In addition, the demand for Kroll’s background screening services has increased as a result of improvements in employment, increased employment screening for security reasons, additional government screening contracts and continued low mortgage interest rates. Net sales for the corporate advisory and restructuring segment declined, primarily attributable to a decline in Kroll’s Domestic restructuring business. However, Kroll expects its domestic restructuring business in 2004 to perform consistently with 2003.

     Gross margin for the first quarter of 2004, as a percentage of net sales, was 47.3%, a decrease of 5.5 percentage points from the first quarter of 2003, primarily as a result of the declines in the higher margin restructuring business, increased costs for the technology services segment as Kroll made additional investments to support the growth of its electronic evidence business and lower margins in Kroll’s new security services contracts for Iraq. Kroll’s cost of sales increased by 78.4%, primarily as a result of the inclusion of the expenses of Kroll Factual Data Corp. and Kroll Ontrack Legal Technologies Limited (“OLT”), the additional investment in technology services and the start-up costs of the new Iraq security services contracts.

     Income from continuing operations in the first quarter of 2004 was $14.7 million, an increase of 29.8% from the first quarter of 2003.

     Effective January 1, 2004, Kroll combined its security services segment with its consulting services segment. As a result of this integration, Kroll has been able to realign and refocus its security services. In the first quarter of 2004, Kroll experienced increased demand within its Consulting Services segment, due in part by packaging certain security and intelligence services for high-risk markets such as the Middle East and Latin America. Kroll expects continued growth for its integrated consulting services segment as a result of increased security related to terrorism, an improving economy and a trend in which major corporations are seeking a single global service provider for both security and investigative needs.

Critical Accounting Policies

     Kroll’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2003. Some of Kroll’s accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Kroll has identified certain of its accounting policies as the ones that are most important to the portrayal of Kroll’s financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Kroll’s critical accounting policies include the following:

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

     Foreign Currency Translation and Transactions

     Assets and liabilities of Kroll’s foreign operations are translated using period-end exchange rates. Revenues and expenses are translated using exchange rates prevailing during the period, with gains or losses resulting from translation included in a separate component of stockholders’ equity.

     Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions and are recorded within the statement of operations. Amounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date.

Results of Operations

     Our Consolidated Condensed Statements of Operations (Unaudited) comprised the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net Sales:
Consulting Services	$62,456	$35,987
Corporate Advisory and Restructuring Services	38,111	39,405
Background Screening Services	40,336	11,185
Technology Services	24,366	16,911

	165,269	103,488

Cost of Sales:
Consulting Services	38,990	22,140
Corporate Advisory and Restructuring Services	18,325	15,971
Background Screening Services	20,837	5,908
Technology Services	8,938	4,789

	87,090	48,808

Gross Profit:
Consulting Services	23,466	13,847
Corporate Advisory and Restructuring Services	19,786	23,434
Background Screening Services	19,499	5,277
Technology Services	15,428	12,122

	78,179	54,680

Operating Expenses:
Selling and marketing	12,843	6,922
General and administrative	32,192	24,151
Research and development	3,228	3,161
Amortization of other intangible assets	3,173	1,195

	51,436	35,429

Operating income	26,743	19,251
Other Income (Expense):
Interest expense	(2,205)	(1,057)
Interest income	279	227
Other	107	(2)

Income before provision for income taxes	24,924	18,419
Provision for income taxes	10,219	7,091

Income from continuing operations	14,705	11,328
Discontinued Operations:
Loss from video surveillance subsidiary, net of tax	—	(52)

Net income	$14,705	$11,276

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Sales

     Net sales increased $61.8 million, or 59.7%, from $103.5 million in the first quarter of 2003 to $165.3 million in the first quarter of 2004.

     Consulting Services – Effective January 1, 2004, our Security Services segment was consolidated into our Consulting Services segment. Accordingly, prior period results have been restated to conform to the current year’s presentation. Net sales for the Consulting Services segment increased $26.5 million, or 73.6%, from $36.0 million in the first quarter of 2003 to $62.5 million in the first quarter of 2004, primarily due to increased demand in our core Consulting Services businesses in both the US and Europe. The US increase is primarily a result of the improving economy and increased mergers and acquisitions activity, including an increase in our litigation support and valuation practices resulting from cross marketing our different services to existing clients and the improving domestic economy. Our European practice increased 218%, primarily due to our new security services contracts providing protection in the Middle East, specifically Iraq. Revenues from these contracts were approximately $13 million in the first quarter of 2004.

     Corporate Advisory and Restructuring Services – Net sales for the Corporate Advisory and Restructuring (“CARG”) segment decreased $1.3 million, or 3.3%, from $39.4 million in the first quarter of 2003 to $38.1 million in the first quarter of 2004. This was primarily due to a 16.1% reduction in the domestic restructuring business resulting from fewer large restructuring assignments and increased competition for this work. In addition, there were $2.0 million in success fees recognized in the first quarter of 2004 compared to $3.5 million in the first quarter of 2003. This decrease was partially offset by a 45% increase in our European restructuring practice, which is engaging larger and longer-term assignments.

     Background Services Group – Net sales for the Background Services segment increased 260.6% from $11.2 million in the first quarter of 2003 to $40.3 million in the first quarter of 2004. This was primarily due to the inclusion of operations of Kroll Factual Data, which was acquired in August 2003. Excluding Kroll Factual Data, net sales for the Background Services segment grew 35%, primarily as a result of increased demand for our employment screening services, resulting from the improving employment environment and the growth in government screening, and the introduction of our new identity theft product.

     Technology Services Group – Net sales for the Technology Services segment increased 44.1% from $16.9 million in the first quarter of 2003 to $24.4 million in the first quarter of 2004. This increase resulted from strong demand for electronic evidence and data recovery services both domestically and in Europe, as well as the inclusion of operations of OLT, which was acquired in December 2003. Net sales of our electronic evidence services increased 104% from the first quarter of 2003, and net sales of our data recovery services increased 25% from the first quarter of 2003.

     Cost of Sales and Gross Profit

     Cost of sales increased $38.3 million, or 78.4%, from $48.8 million in the first quarter of 2003 to $87.1 million in the first quarter of 2004, primarily due to the inclusion of a full quarter of operations of Kroll Factual Data and OLT, which were acquired in August and December 2003, respectively. Cost of sales was also impacted by our continued investment in our Technology Services segment and the start-up costs of the Middle East security work being done from our London office.

     Gross margin as a percent of sales decreased 5.5 percentage points from 52.8% in the first quarter of 2003 to 47.3% in the first quarter of 2004. This reduction was due to lower margins in our Iraq contract work, including start-up costs, increased investment in equipment, personnel and physical space in our Technology Services segment and lower margins in our CARG segment due to lower sales and increased competition for domestic assignments.

     Consulting Services – Gross margins for the Consulting Services segment decreased 0.9 percentage points from 38.5% in the first quarter of 2003 to 37.6% in the first quarter of 2004. This decrease is due to lower margins on approximately $13 million of Iraq security contract work and increased expenses to support the increase in net sales of our domestic litigation support and valuation services.

     Corporate Advisory and Restructuring Service – Gross margins for the Corporate Advisory and Restructuring segment decreased 7.6 percentage points from 59.5% in the first quarter of 2003 to 51.9% in the first quarter of 2004. This decrease is primarily due to the 16.1% reduction in net sales of the domestic CARG business, the $1.5 million decline in success fees in the first quarter of 2004 compared to the first quarter of 2003 and increases in personnel costs in our European operations to support its increase in net sales.

     Background Screening Services – Gross margins for the Background Screening segment increased 1.1 percentage points from 47.2% in the first quarter of 2003 to 48.3% in the first quarter of 2004. This increase is primarily due to the inclusion of Kroll Factual Data in 2004 results. Kroll Factual Data was acquired in August 2003 and had a strong quarter due to a continued high level of activity in the mortgage market.

     Technology Services – Gross margins for the Technology Services segment decreased 8.4 percentage points from 71.7% in the first quarter of 2003 to 63.3% in the first quarter of 2004. This decrease was primarily due to increased investment in equipment, personnel and physical space to support growth in the electronic evidence business. In addition, results for the first quarter of 2004 included a full quarter’s operations of OLT, which historically had lower margins than the electronic evidence and data recovery businesses.

     Operating Expenses

     Operating expenses increased $16.0 million, or 45.2%, from $35.4 million in the first quarter of 2003 to $51.4 million in the first quarter of 2004. The increase in selling, general and administrative expenses of $14.0 million is primarily due to the 59.7% increase in net sales and the inclusion of expenses from Kroll Factual Data and OLT, which were acquired in August and December 2003, respectively. The increase in amortization of other intangible assets of $20 million is primarily due to intangible assets acquired in connection with these acquisitions.

     General and administrative expenses as a percent of net sales decreased 3.8 percentage points from 23.3% in the first quarter of 2003 to 19.5% in the first quarter of 2004.

     During 2003, Kroll recorded restructuring expenses of $6.2 million in connection with its 2003 Plan, which involved the closure of 10 non-hub offices worldwide and the elimination of 102 employees. The 2003 Plan was undertaken to reduce costs and improve operating efficiencies. Approximately $4.2 million of the 2003 Plan represents severance and related benefits. The remaining $2.0 million relates primarily to lease rental payments, net of sublease income, associated with the elimination of offices. The total cash portion of the 2003 Plan is $5.8 million, of which $4.2 million relates to employee severance costs, $1.2 million relates to lease rental payments and $0.4 million relates to other exit costs. The breakdown was $4.9 million, $0.8 million, $0.3 million and $0.2 million within Consulting Services, Corporate Advisory and Restructuring Services, Background Screening Services and Corporate, respectively.

     The initial recognition of the 2003 restructuring charge and the corresponding utilization from inception by category is as follows (in thousands):

	Initial			Balance at			Balance at
	Restructuring	Cash	Other	December 31,	Cash	Other	March 31,
	Charge	Payments	Reductions	2003	Payments	Adjustments	2004
Employee related	$4,167	$(2,415)	$—	$1,752	$(865)	$(17)	$870
Lease rentals	1,218	(546)	—	672	(114)	—	558
Write-off of leasehold improvements	205	—	(205)	—	—	—	—
Impairment of equipment	120	—	(120)	—	—	—	—
Other exit costs	443	(443)	—	—	(17)	17	—

	$6,153	$(3,404)	$(325)	$2,424	$(996)	$—	$1,428

     The 2003 Plan was substantially completed in early 2004.

     During 2001, Kroll recorded a $2.7 million restructuring charge in connection with its 2001 Plan, which involved the closure of four offices and the elimination of 98 employees. The 2001 Plan was substantially completed by the end of 2001. During 2003, the accrued balance related to the 2001 Plan was reduced by $0.4 million as a result of a change in the original estimate of costs to be incurred. Total payments and write-offs from inception of the 2001 Plan through March 31, 2004 were $2.1 million. The remaining accrued balance of $0.2 million represents severance and lease termination costs.

     Interest Expense

     Interest expense increased $1.1 million, or 100%, from $1.1 million in the first quarter of 2003 to $2.2 million in the first quarter of 2004. This is primarily due to the interest and amortization of deferred financing costs relating to our $175 million 1.75% Convertible Notes, which were issued on January 2, 2004.

     Interest Income

     Interest income was essentially flat at $0.3 million and $0.2 million in the first quarter of 2004 and 2003, respectively.

     Other Income (Expense)

     Other income was $0.1 million in the first quarter of 2004 and $0.0 million in the first quarter of 2003.

     Provision for Income Taxes

     The provision for income taxes increased $3.1 million, or 44.1%, due to a 35.3% increase in pre-tax income. In addition, our tax rate increased 2.5 percentage points from 38.5% in the first quarter of 2003 to 41.0% in the first quarter of 2004. The rate increase is due to a greater proportion of our income being attributable to US based income in the first quarter of 2004, which is taxed at a higher rate than our foreign income.

     Income from Continuing Operations

     Income from continuing operations increased $3.4 million, or 29.8%, from $11.3 million in the first quarter of 2003 to $14.7 million in the first quarter of 2004 as a result of the above-discussed factors.

     Loss from Discontinued Operations

     Loss from discontinued operations of $0.1 million for the three months ended March 31, 2003 represents operating losses of InPhoto, which was sold on June 18, 2003.

     Net Income

     Net income improved $3.4 million, or 30.4%, from $11.3 million in the first quarter of 2003 to $14.7 million in the first quarter of 2004 due to a $23.5 million increase in gross profit which was partially offset by a $16.0 million increase in operating expenses, a $1.1 million increase in interest expense and a $3.1 million increase in the tax provision.

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

Cash Flows

     Cash Flows from Operating Activities

     Cash provided by operating activities amounted to $0.5 million and $16.6 million during the three months ended March 31, 2004 and 2003, respectively. The $16.1 million decrease is primarily due to a higher proportion of net sales in March 2004, which resulted in higher than normal billed and unbilled receivables at March 31, 2004.

     Cash Flows Used in Investing Activities

     Kroll used $27.5 million and $9.0 million during the three months ended March 31, 2004 and 2003, respectively. The $18.5 million increase is primarily a result of higher acquisition expenditures in the 2004 period. In 2004, Kroll spent $19.0 million to acquire The Credit Network Trust and $1.3 million to acquire AIR Credit. In 2003, Kroll spent $3.3 million to acquire Certico Verification Services, LLC, $1.4 million to acquire Personnel Risk Management and $1.0 million to acquire Invex Partners Limited.

     In addition, expenditures for capital equipment totaled $7.5 million in the 2004 period, an increase of $5.6 million over the 2003 period, which totaled $1.9 million. The increase is primarily due to Kroll’s investments of $3.6 million in computer equipment and leasehold improvements in its Technology Services Group and $2.5 million for computer equipment and software in its Background Screening Services Group in the first quarter of 2004, compared with $1.2 million and $0.1 million, respectively, in the first quarter of 2003 for these business groups.

     Cash Flows from (Used in) Financing Activities

     Financing activities provided $102.4 million during the 2004 period and used $5.3 million during the 2003 period. In the first quarter of 2004, Kroll issued convertible notes in the amount of $175.0 million. Payments on debt and deferred financing fees incurred totaled $9.8 million, compared with $6.2 million in the first quarter of 2003. In addition, Kroll spent $64.3 million purchasing treasury stock and received $2.6 million from the exercise of employee stock options and contributions from its employee stock purchase plan during the 2004 period. In the first quarter of 2003, Kroll received $1.2 million from the exercise of employee stock options and contributions from its employee stock purchase plan.

     Revolving Lines of Credit

     On March 6, 2003, Kroll executed an agreement with Fleet providing a revolving credit facility of up to $25 million for a term of three years. Kroll’s obligations under the Fleet revolving credit facility are guaranteed by its domestic subsidiaries. In addition, the Fleet revolving credit facility is secured by a security interest in substantially all of the assets of Kroll and its material domestic subsidiaries and a pledge of the stock of Kroll’s material domestic subsidiaries and 65% of the stock of certain of the foreign subsidiaries of Kroll and its domestic subsidiaries.

     Borrowings under the Fleet revolving credit facility will bear interest, at Kroll’s election, at a rate per annum equal to (1) the prime rate of Fleet or (2) LIBOR plus 2.00%. During the term of the Fleet revolving credit facility, Kroll will pay Fleet a quarterly fee equal to 0.375% per annum of the unused portion of the line of credit. The Fleet revolving credit facility requires Kroll to maintain a minimum level of EBITDA and net income, contains maximum leverage and liabilities requirements and contains restrictions on the incurrence of additional debt, the creation of any liens, the payment of cash dividends, certain acquisitions and distributions to certain subsidiaries. The Fleet revolving credit facility also contains other affirmative and negative covenants and events of default customarily contained in agreements of this type. There have been no borrowings made under this facility. At March 31, 2004, Kroll was in compliance with all covenants and provisions of this facility.

     In addition, a UK subsidiary of Kroll maintains a demand note facility. The demand note bears interest at the Bank of England’s base rate plus 1.5%. During 2003, maximum borrowings permitted under the demand note decreased from 4.4 million pounds sterling to 4.0 million pounds sterling, or $7.1 million, as translated at December 31, 2003. During the three months ended March 31, 2004, maximum borrowings permitted under the demand note decreased to 2.5 million pounds sterling, or $4.9 million, as translated at March 31, 2004. There were no borrowings outstanding under this demand note at March 31, 2004, a decrease of $2.2 million from the amount outstanding at December 31, 2003 due to repayments made during the three months ended March 31, 2004. The interest rate at March 31, 2004 was 5.5%.

     Convertible Senior Subordinated Notes

     The $30 million aggregate principal amount of 6% Convertible Notes mature November 14, 2006 and bear interest at the rate of 6% per annum payable semi-annually. However, 12% per annum will accrue on any principal payment that is past due. Kroll may redeem these convertible notes at par plus accrued interest, in whole or in part, beginning November 14, 2004, provided the note holders have been notified in writing 20 days in advance. The note holders may, at any time prior to one day before the earlier of the maturity date or the redemption date, convert all or a portion of the principal amount of the notes into Kroll common stock at the conversion price of $10.80 per share. The $30.0 million of notes are presently convertible into 2,777,777 shares of Kroll common stock, subject to customary and other anti-dilution adjustments.

     In connection with the issuance of the 6% Convertible Notes, Kroll recorded a debt discount of approximately $11.4 million based on the difference between the closing price of its stock on the issuance date and the conversion price. The discount is being amortized as non-cash interest expense over the 5-year life of the notes in addition to the stated 6% interest. The amount of non-cash interest expense resulting from this discount amortization for the three months ended March 31, 2004 and 2003 was $0.5 million and $0.5 million, respectively. Kroll currently intends to redeem the 6% Convertible Notes in November 2004.

     Convertible Subordinated Notes

     On January 2, 2004, Kroll issued $175.0 million aggregate principal amount of 1.75% Convertible Notes due January 2014. Kroll will pay interest on the notes on January 15 and July 15 of each year, beginning on July 15, 2004. The interest rate is subject to upward adjustment during certain periods and under certain circumstances.

     The notes may be converted into shares of Kroll common stock initially at a conversion rate of 28.5205 shares of common stock per $1,000 principal amount of notes, or 4,991,087 shares, which is equivalent to an initial conversion price of approximately $35.06 per share (subject to adjustment in certain events), under the following circumstances: (1) during specified periods, if the closing sale price of Kroll’s common stock reaches, or the trading price of the notes falls below, specified levels, (2) Kroll calls the notes for redemption, (3) during any period in which the credit ratings assigned to the notes by Moody’s and S&P are below specified levels or are suspended or withdrawn by both rating agencies or (4) specified corporate transactions occur.

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

     Kroll is required to mark to market an embedded interest rate derivative instrument contained within the convertible notes. Any increase or decrease in the fair value of the derivative instrument is recorded as an adjustment to interest expense in Kroll’s Consolidated Statement of Income. There was no value related to this derivative instrument at March 31, 2004.

     Kroll has filed a shelf registration statement covering resales of the notes and the shares of common stock into which the notes are convertible. If the registration statement is not declared effective by June 29, 2004, liquidated damages will accrue as additional interest on the notes until the registration statement is declared effective. The liquidated damages will accrue at rates of 0.25% of the principal amount per annum up to and including the 90th day after the failure to have the registration statement declared effective and 0.5% of the principal amount per annum from and after the 91st day after the failure to have the registration statement declared effective. Liquidated damages on the notes may also accrue if the registration statement ceases to be effective or Kroll prevents or restricts sales under an effective registration statement for certain periods of time.

     Other Long-term Debt

     Other long-term debt at March 31, 2004 consists of $7.5 million (including current portion) of Kroll Factual Data debt as follows: $3.0 million of notes issued in connection with acquisitions, $4.3 million of capitalized service license agreements for consumer credit reporting services and $0.2 million related to capitalized lease obligations for office furniture and fixtures and computer equipment and software.

     The $3.0 million of notes payable bears interest at different rates ranging from 5% to 12% per annum and matures at different times from May 2004 through November 2008.

     The capitalized service license agreements for consumer credit reporting services have an initial term of ten years and continue for successive one-year periods unless either party delivers a written notice of intent not to renew the agreement at least six months before the end of the initial ten-year term or any one-year renewal period. These agreements expire in April and November 2010 and January 2011 and are payable over a five-year term.

     The $0.2 million of capitalized lease obligations have interest rates ranging from 8.47% to 10.43% and expire June 2005.

     Stockholders’ Equity

     During the three months ended March 31, 2004, Kroll repurchased 2,527,477 shares of its common stock pursuant to a repurchase plan approved by Kroll’s Board of Directors in December 2003. Of this amount, approximately 2.0 million shares were repurchased on January 2, 2004 concurrently with the completion of the offering of the 1.75% Convertible Notes. As of March 31, 2004, Kroll had repurchased an aggregate of approximately 2.78 million shares of its common stock for approximately $70.8 million, resulting in the completion of its repurchase plan.

     On March 15, 2004, Kroll issued 625,000 additional shares of its common stock, valued at approximately $16.3 million, to the former owners of Zolfo Cooper, LLC as a result of Kroll Zolfo Cooper’s operating profit for 2003 exceeding the targeted level for that year pursuant to the contingent consideration provisions of the acquisition agreement entered into during 2002, as amended.

     Acquisitions

     On February 5, 2004, Kroll acquired AIR Credit, a mortgage credit reporting company, for a purchase price of $1.3 million in cash. In addition, Kroll issued a note for $0.9 million, which accrues interest at 6% per year and is payable over three years. The results of operations of AIR Credit are included within the Background Screening Services Group subsequent to the date of acquisition.

     On March 2, 2004, Kroll acquired The Credit Network Trust, a mortgage credit reporting company, for a purchase price of $19.0 million in cash. In addition, $1.5 million is to be paid in annual installments of $500,000 over the next three years to the extent aggregate gross revenue is in excess of a predetermined amount. The results of operations of The Credit Network Trust are included within the Background Screening Services Group subsequent to the date of acquisition.

     On April 7, 2004, Kroll acquired Quality Credit Corporation, a mortgage credit reporting company, for a purchase price of $1.2 million in cash. In addition, Kroll issued a note for $1.0 million, which accrues interest at 6% per year and is payable over three years. The results of operations of Quality Credit Corporation will be included within the Background Screening Services Group subsequent to the date of acquisition.

     Contractual Obligations

     Kroll’s contractual obligations were comprised of the following as of March 31, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Revolving lines of credit	$10	$10	$—	$—	$—
Current portion of long-term debt, excluding capitalized service agreements and lease obligations	1,066	1,066	—	—	—
Capitalized service agreements	4,653	3,379	1,274	—	—
Capitalized lease obligations	156	134	22	—	—
6% Convertible Notes	30,000	—	30,000	—	—
1.75% Convertible Notes	175,000	—	—	—	175,000
Other long-term debt	1,948	—	1,384	564	—
Operating leases	75,862	16,104	25,723	18,052	15,983
Other long-term obligations	750	250	500	—	—

Total	$289,445	$20,943	$58,903	$18,616	$190,983

     Foreign Operations

     In addition to its U.S. facilities, Kroll has operations and assets in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Iraq, Italy, Japan, Mexico, the Philippines, Russia, South Africa, Spain, Switzerland and the United Kingdom. Kroll also offers its services in other countries and seeks to increase its level of international business activity. Kroll’s international business exposes it to various risks. For a discussion of these risks, see the risk factors in Kroll’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Kroll attempts to mitigate the risks of doing business in foreign countries by separately incorporating its operations in those countries, maintaining reserves for credit losses and insuring equipment to protect against losses related to political risks and terrorism.

     Quarterly Fluctuations

     Although Kroll does have some long-term contracts with its clients, its ability to generate sales is generally dependent upon obtaining many new projects each year, most of which are relatively short term. In addition, during the latter part of the fourth quarter of every year, Kroll’s business is generally impacted by fewer background screening and mortgage requests and fewer consulting assignments compared with other quarters within the year. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Kroll does not expect to enter into financial instruments for trading or hedging purposes. Accordingly, Kroll does not currently anticipate entering into interest rate swaps and/or similar instruments.

     At March 31, 2004, the fair value of Kroll’s long-term debt exceeds the carrying amount of such debt due primarily to the intrinsic value of the conversion feature of the 6% Convertible Notes of approximately $45 million. The book carrying value of cash equivalents, other current assets and current liabilities approximates fair value due to the short-term nature of these items.

     Kroll’s business is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     Kroll’s management, with the participation of Kroll’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, Kroll’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Kroll’s disclosure controls and procedures are effective.

     Internal Control over Financial Reporting

     There have not been any changes in Kroll’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Kroll’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information on litigation, please see Note 10 of the Notes to Consolidated Condensed Financial Statements (Unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Issuance of Securities

     On January 2, 2004, Kroll issued $175 million aggregate principal amount of 1.75% Convertible Subordinated Notes due 2014 in an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For a description of these notes, see Note 9 of the Notes to Consolidated Condensed Financial Statements (Unaudited).

     Issuer Purchases of Securities

     The following table describes purchases of Kroll common stock made by or on behalf of Kroll or any affiliated purchaser pursuant to the December 16, 2003 repurchase plan during the first quarter of 2004.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value) of
	Total Number of		as Part of Publicly	Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under the Plans or
2004 Period	Purchased (1)	Paid per Share	or Programs	Programs (2)
January 1 to January 31	2,136,600	$25.51	2,136,600	390,877
February 1 to February 29	390,877	$25.07	390,877	—
March 1 to March 31	—	—	—	—

Total	2,527,477	$25.45	2,527,477	—

(1)	All of these shares were purchased in open-market transactions pursuant to a repurchase plan that was publicly announced on December 16, 2003. Under the repurchase plan, Kroll would repurchase up to 2.78 million shares of its common stock in connection with its anticipated offering of $175 million aggregate principal amount of 1.75% Convertible Subordinated Notes due 2014. No shares were purchased other than through a publicly announced plan or program.

(2)	Kroll does not intend to purchase any additional shares of its common stock under this repurchase plan and considers this repurchase plan to have been completed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
4.1
Indenture dated as of January 2, 2004 between Kroll and The Bank of New York, as trustee (previously filed as Exhibit 4.1 to Kroll’s Registration Statement on Form S-3 (Reg. No. 333-114096), as filed with the Securities and Exchange Commission on March 31, 2003 (the “Registration Statement”) and incorporated by reference herein).

4.2	Form of Convertible Subordinated Note due 2015 (previously filed as Exhibit 4.2 to the Registration Statement and incorporated by reference herein).

4.3
Registration Rights Agreement between Kroll and Goldman, Sachs & Co., as representatives of the initial purchasers, dated January 2, 2004 (previously filed as Exhibit 4.3 to the Registration Statement and incorporated by reference herein).

10.1	Amendment No. 1 dated April 15, 2004 to the Employment Agreement dated as of March 13, 2003 between Kroll and Jules B. Kroll.

10.2	Amendment No. 2 dated April 15, 2004 to the Employment Agreement dated as of May 17, 1999, as amended on June 13, 2002, between Kroll and Michael G. Cherkasky.

10.3	Employment Agreement dated as of December 31, 2003 between Kroll and Michael Petrullo.

10.4	Employment Agreement dated as of December 31, 2003 between Kroll and Sabrina H. Perel.

10.5	Employment Agreement dated as of April 6, 2004 between Kroll and Michael A. Beber.

31.1	Certification of Kroll’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kroll’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kroll’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kroll’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     During the three months ended March 31, 2004, Kroll filed the following current report on Form 8-K:

Date of Report: February 12, 2004 (filed on February 12, 2004); Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of May 2004.

Kroll Inc.
By:	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President and Chief Financial Officer