Form 10-Q/A
period 2004-03-31
KROLL INC
filed 2004-06-28
CIK 1020476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

     The purpose of this Form 10-Q/A is to add “As Restated “(see Note 14)” to the heading above the Three Months ended March 31, 2003 column in Kroll’s Consolidated Condensed Statement of Cash flows to indicate that certain amounts reported in this column of the financial statement in Kroll’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed May 7, 2004 had been restated as well as to add a footnote disclosing this restatement. See Note 14 of the Notes to Consolidated Condensed Financial Statements.

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

KROLL INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
		As Restated (see Note 14)

OPERATING ACTIVITIES:
Net income	$14,705	$11,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,097	3,596
Bad debt expense	1,412	1,357
Non-cash interest expense	798	532
Non-cash compensation expense	149	84
Loss from discontinued operations, net of taxes (Note 6)	—	52
Change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade accounts receivable and unbilled revenues	(23,532)	(6,298)
Prepaid expenses and other current assets	(394)	(123)
Trade accounts payable	(253)	(1,003)
Amounts due to/from related parties	(730)	49
Accrued liabilities	(2,838)	2,102
Income taxes payable	6,448	6,172
Deferred revenue	(2,476)	(1,022)
Other long-term assets and liabilities	105	(133)

Net cash provided by operating activities	491	16,641

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,478)	(1,890)
Acquisitions, net of cash acquired (Note 5)	(20,477)	(5,681)
Investments	500	(1,451)

Net cash used in investing activities	(27,455)	(9,022)

FINANCING ACTIVITIES:
Net repayments under revolving lines of credit	(2,911)	(6,193)
Proceeds from issuance of long-term debt	175,000	—
Deferred financing fees	(5,549)	—
Payment of long-term debt	(1,333)	—
Proceeds from exercise of employee stock options	1,697	621
Purchase of treasury stock	(64,313)	—
Proceeds from Employee Stock Purchase Plan activity	937	563
Other	(1,163)	(296)

Net cash provided by (used in) financing activities	102,365	(5,305)

Effects of foreign currency exchange rates on cash and cash equivalents	32	103

Net cash used in discontinued operations	(13)	(116)

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,420	2,301
CASH AND CASH EQUIVALENTS, beginning of period	22,835	77,317

CASH AND CASH EQUIVALENTS, end of period	$98,255	$79,618

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

KROLL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations

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

14.	Database Restatement

     As previously disclosed in Kroll’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Kroll restated its consolidated balance sheet as of December 31, 2002 and the related consolidated statements of cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2002 to reflect adjustments to its database, deferred income tax and stockholders’ equity accounts based on the determination that the costs incurred in connection with the creation of certain databases should be expensed in the year such costs are incurred and should not be capitalized. As a result, Kroll’s Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2003 has also been restated.

     A summary of the significant effects of the restatement is as follows (in thousands):

	Three Months Ended
	March 31, 2003

	As Previously
	Reported(1)	As Restated

Operating Activities:

Depreciation and amortization	$4,678	$3,596

Other long-term assets and liabilities	$(52)	$(133)

Investing Activities:

Additions to databases	$(1,163)	$—

(1)	Amounts previously reported have been adjusted to reflect the previously disclosed reclassification of Kroll’s video surveillance subsidiary, InPhoto, as a discontinued operation (see Note 6).

15.	Subsequent Events

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

     The accompanying discussion and analysis of Liquidity and Capital Resources gives effect to the restatement discussed in Note 14 of the Notes to Consolidated Condensed Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information on litigation, please see Note 10 of the Notes to Consolidated Condensed Financial Statements (Unaudited) included elsewhere in this Quarterly Report on Form 10-Q/A.

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

(b) Reports on Form 8-K:

     During the three months ended March 31, 2004, Kroll filed the following current report on Form 8-K:

Date of Report: February 12, 2004 (filed on February 12, 2004); Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of June 2004.

Kroll Inc.
By:	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President and Chief Financial Officer